Form 10QSB
period 1995-06-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1995-08-14
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

 _X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

 ___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 0-18785

                       OXBORO MEDICAL INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)

          Minnesota                                        41-1391803
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

13828 Lincoln Street, N.E., Ham Lake, Minnesota              55304
  (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  (612) 755-9516

                                   No Change
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               2,672,278 shares of Common Stock at July 25, 1995



                               TABLE OF CONTENTS

                                                             Page No.

                         Part I. Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at
          June 30, 1995 (unaudited) and
          September 30, 1994 . . . . . . . . . . . . . . . . .  3

          Condensed Consolidated Statements of
          Operations for Three Months and Nine
          Months Ended June 30, 1995 and 1994
          (unaudited) . . . . . . . . . . . . . .. . . . . . .  4

          Condensed Consolidated Statements of
          Cash Flow for Nine Months Ended
          June 30, 1995 and 1994 (unaudited) . . . . . . . . .  5

          Notes to Condensed Consolidated Financial
          Statements (unaudited) . . . . . . . . . . . . . . .  6

Item 2.   Management's Discussion and Analysis . . . . . . . .  7

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . .  8

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  9



                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 June 30, 1995  September 30, 1994
                                  (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash & cash equivalents        $  728,162        $1,157,942
   Receivables:
    Trade (net)                      564,658           461,606
    Interest receivable               26,062            19,269
   Inventory                       1,647,020         1,308,484
   Deferred income taxes              79,805            79,805
   Other current assets               45,316            93,960
     TOTAL CURRENT ASSETS          3,091,023         3,121,066

PROPERTY AND EQUIPMENT:
   Building                          476,020           472,020
   Land                               57,211            57,211
   Furniture and equipment           681,591           576,809
                                   1,214,822         1,106,040
   Less accumulated depreciation    (444,810)         (372,511)
                                     770,012           733,529
   Construction in process           181,772           153,107
                                     951,784           886,636

OTHER INVESTMENTS                    301,588           249,440
OTHER ASSETS                         178,999           154,043
     TOTAL ASSETS                 $4,523,394        $4,411,185

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable               $   39,547        $   98,645
   Income taxes payable               25,052                 0
   Accrued salaries, wages,
    payroll taxes                    332,633           336,701
   Other accrued expenses             55,604            67,982
     TOTAL CURRENT LIABILITIES       452,836           503,328

DEFERRED INCOME TAXES                 79,805            79,805

SHAREHOLDERS' EQUITY:
   Undesignated shares                     0                 0
   Common stock                       26,722            26,722
   Additional paid-in capital      2,276,111         2,276,111
   Retained earnings               2,891,476         2,768,775
   Less:
     Receivable from ESOP           (116,306)         (116,306)
     Stock subscriptions
        receivable                  (120,000)         (160,000)
     Deferred R&D expense           (967,250)         (967,250)
     TOTAL SHAREHOLDERS' EQUITY    3,990,753         3,828,052

     TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY      $4,523,394        $4,411,185

     See accompanying notes to condensed consolidated financial statements.


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                      Three Months Ended     Nine Months Ended
                            June 30               June 30
                          1995     1994        1995      1994

Net sales            $  976,626 $ 888,601  $2,896,858 $2,589,257
Cost of goods sold      234,300   194,361     699,547    583,520

                        742,326   694,240   2,197,311  2,005,737

Selling, general &
 administrative
 expenses               679,147   534,303   2,042,986  1,566,971

Nonoperating income
  Interest Income        13,590    13,983      40,690     44,982
  Other income              192       732         600      1,610
  Total nonoperating
    income               13,782    14,715      41,290     46,592

Income before
 income taxes            76,961   174,652     195,615    485,358

Provision for
 income taxes            29,244    63,573      72,914    175,738

Net income           $   47,717 $ 111,079  $  122,701 $  309,620

Net income per share
 of common stock
 (based on weighted
  average shares
  outstanding)       $      .02 $     .04  $      .05 $      .12


Weighted average
 common and common
 equivalent shares
 outstanding          2,672,278 2,663,558   2,672,278  2,605,973


     See accompanying notes to condensed consolidated financial statements.



                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                            Nine Months Ended
                                                  June 30
                                             1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                          $  122,701   $  309,620
   Adjustments to reconcile net
     earnings to net cash provided by
     (used in) operating activities:
     Depreciation and amortization           42,838       73,707
     Loss from limited partnership           10,590          -0-
   Change in current assets and current
    liabilities:
        Income taxes payable                 25,052     (146,262)
        Accounts receivable                (109,845)     (38,472)
        Inventory                          (338,536)    (277,169)
        Other current assets                 48,644      (62,467)
        Accounts payable                    (59,098)     (35,588)
        Accrued expenses                    (16,446)    (136,707)
  NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES            (274,100)    (313,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net maturities (purchases) of
     investments                                -0-      487,138
   (Additions to) deductions from
     construction in process                (27,665)     (27,665)
   Long-term investment                         -0-      (48,617)
   (Additions to) deductions from
     other assets                           (90,716)     (59,117)
   Purchase of property, plant and
     equipment                              (77,299)     (58,092)
   NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES               (195,680)     293,647

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock           -0-       99,990
   Receipt on stock subscription
     receivables                             40,000          -0-
   NET CASH PROVIDED BY
     FINANCING ACTIVITIES                    40,000       99,990

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                        (429,780)      80,299

CASH AND CASH EQUIVALENTS, at
   beginning of period                    1,157,942      132,281

CASH AND CASH EQUIVALENTS, at
   end of period                         $  728,162   $  212,580

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for:
   Income taxes                          $   47,862   $  322,000
   Cash received during the period for:
   Interest                              $   25,754   $   31,434

     See accompanying notes to condensed consolidated financial statements.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        Nine months ended June 30, 1995
                                  (Unaudited)

1.   Interim Financial Statements

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended September 30, 1994.

2.   Inventory

                                       June 30,    September 30,
                                         1995          1994

     Inventory consists of:
        Raw materials                 $  655,953    $  476,189
        Finished goods                   991,067       832,295

                                      $1,647,020    $1,308,484


3.   Other Investments
                                        June 30,    September 30,
     Other investments include:           1995          1994
     Cash surrender value of
      life insurance                    $234,019      $174,811
     Investment in limited partnership    67,569        74,629

                                        $301,588      $249,440


     The investment in limited partnership is a $142,000 cash investment for a 30% limited partnership interest in a partnership formed to develop processes or devices for inhibiting rejection in connection with organ transplant procedures. The general partner of the limited partnership is a corporation owned by a significant shareholder, officer, and director of the Company.

     In addition, the Company placed 383,500 shares of common stock of the Company in escrow for release pursuant to a Stock Award Agreement to the general partner/shareholder on the attainment of specific milestones in the development of the concept to be used in the limited partnership project. The Stock Award Agreement expires October 31, 1995. These shares have been valued at $967,250.

4.   Shareholders' Equity

     Changes in shareholders' equity during the nine months ended June 30, 1995 were as follows:

     Shareholders' equity at September 30, 1994     $3,828,052

     Receipt of stock subscriptions                     40,000

     Net earnings                                      122,701

     Shareholders' equity at June 30, 1995          $3,990,753

5.   Supplemental Disclosure of Cash Flow Information

     The Company paid $266 and $0 in interest during the nine months ended June 30, 1995 and 1994, respectively, and received cash of $25,754 and $31,434 as interest payments during the nine months ended June 30, 1995 and 1994, respectively.


Item 2.   Management's Discussion and Analysis

Liquidity and Capital Resources

As of June 30, 1995, the Company had working capital of $2,638,187 as compared to $2,617,738 as of September 30, 1994 and no long term debt. As of June 30, 1995, the Company had cash and cash equivalents of $728,162 as compared to $1,157,942 as of September 30, 1994.

The Company used $274,100 in operations during the nine months ended June 30, 1995, including increases of $109,845 in accounts receivable and $338,536 in inventory and decreases of $59,098 in accounts payable and $16,446 in accrued salaries, wages, payroll and other expenses. The increased inventory is due mainly to large quantity purchases of medical products raw materials to secure favorable pricing and increases in Oxboro Outdoors inventory levels.

During the nine months ended June 30, 1995, the Company used $195,680 in investing activities, of which approximately $110,000 was used for the acquisition of two tackle companies during the third quarter. The Company plans to expand its current facility by adding approximately 16,000 square feet of production and warehouse space at an estimated cost of $350,000. If necessary, upon completion of the expansion, the Company intends to obtain a loan of approximately $250,000 secured by a mortgage on the building.


Results of Operations

Net sales during the three months and nine months ended June 30, 1995, increased 10% and 12%, respectively, as compared to the corresponding periods in the previous fiscal year. Medical sales for the three and nine months ended June 30, 1995, were $939,433 and $2,819,590, respectively, representing increases of 10% and 11% compared to the corresponding periods of the previous fiscal year. Outdoors sales for the three-month and nine-month periods ended June 30, 1995 were $37,193 and $77,268, respectively, representing increases of 40% and 111% compared to the corresponding periods of the previous fiscal year.

These increases resulted from a combination of new customers for both Oxboro Medical and Oxboro Outdoors, while sales of current medical products to existing medical customers also increased. Medical unit sales increased by more than the increase in dollar sales because of the Company's emphasis on increasing its customer base in an increasingly competitive market place through aggressive pricing strategies.

Gross margin was 76% for both the third quarter and the nine-month period in fiscal 1995, as compared to 78% and 77%, respectively, for the corresponding periods in fiscal 1994. The competitiveness in the markets served and variation of the product mix has resulted in a gross margin reduction.

Selling, general and administrative expenses during the three months and nine months ended June 30, 1995, increased by 27% and 30%, respectively, as compared to the corresponding periods for the previous fiscal year. During the three months ended June 30, 1995, expenses related to the medical products business increased by $67,310, or 15%, primarily as a result of additional legal, royalty, research and development, and convention expenses. In addition, decreased freight income for the third quarter contributed to the increase. During the same period, Oxboro Outdoors expenses increased by $77,535, or 80%, reflecting increased legal expenses, primarily related to the two acquisitions cited above, and increases in advertising, printing, and miscellaneous marketing expenses.


                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

        11 -- Per Share Earnings Computation (at page 10)
        27 -- Financial Data Schedule (electronic filing only)

    (b) Reports on Form 8-K.

        A report on Form 8-K dated June 9, 1995, reporting under Item 4 the resignation of the Company's principal independent accountants was filed on June 16, 1995.



                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OXBORO MEDICAL INTERNATIONAL, INC.



Dated:  August  11, 1995              By /s/ Harley Haase
                                         Harley Haase
                                         Its President


Dated:  August  11, 1995              By /s/ Larry A. Rasmusson
                                         Larry A. Rasmusson
                                         Its Chief Financial and
                                         Accounting Officer