Form 10KSB
period 1995-09-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1995-12-29
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended September 30, 1995

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number 0-18785

                       OXBORO MEDICAL INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

          Minnesota                                              41-1391803
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                            13828 Lincoln Street N.E.
                            Ham Lake, Minnesota 55304
               (Address of principal executive offices) (Zip Code)

                                 (612) 755-9516
                (Issuer's Telephone Number, including area code)

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

    Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $.Ol per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[ ]

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. ____

         State issuer's revenues for its most recent fiscal year. $3,877,167.

         Based upon the closing price of the issuer's Common Stock as reported by The Nasdaq Small-Cap Market, the aggregate market value of such Common Stock held by nonaffiliates of the issuer as of December 15, 1995, was approximately $2,239,617.

         As of December 15, 1995 there were 2,672,278 shares of the issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information required under Part II, Item 8 and Part III, Items 9-12 is incorporated by reference from the Registrant's Proxy Statement to be mailed to shareholders in connection with the 1996 Annual Meeting (the "Proxy Statement").

                                     PART I

Item 1.  Description of Business

(a)      General Development of Business.

         The Company ("Oxboro") develops, assembles, and markets medical and surgical devices and, through its wholly-owned subsidiary, Oxboro Outdoors, Inc. ("Outdoors"), develops, assembles and markets products for the outdoor recreational market. The Company entered into the business of recreational products in fiscal 1993.

(b)      Narrative Description of Business.

         Principal Products. Principal products produced and sold by Oxboro include silicone loops, silicone and fabric clamp covers, instrument guards, BP cuff protectors, suture aid booties, identification sheets and roll tape, disposable scalpels, bulldog vascular clamps, and various holders and organizers for instruments used in the operating room.

         Oxboro has developed and is conducting market analysis as to the feasibility of introducing the following products:

          1. Instrument usage indicator for endoscopic and orthopedic instruments and tools;

          2.   Open cell foam instrument guards and tray liners;

          3. Additional types and styles of instrument guards for protection of instruments during storage, handling and sterilization; and

          4. Home care accessory products, which include easy-to-use holders attached to wheelchairs and walkers, allowing convenient access to necessary items.

         Oxboro uses a clean room facility to assemble, package, inspect, and box its products. Raw materials for the products are produced to Oxboro's specifications by various manufacturers. The assembled products that are sold sterile are sent to an independent contract sterilizer. After the sterilization process, test samples are sent to an independent testing facility, and the product is then held in quarantine for fourteen days awaiting the test results.

         Outdoors has developed a line of products for the fishing, hunting and related outdoors recreational market using certain common vendors and materials currently used in production by Oxboro. The main features of a number of these products include: durable, non-toxic closed-cell polyethylene foam fabrication, self-adhesion (requiring no tools for installation), simple installation, weather resistance, and functional design.

         Outdoors' basic products generally fall into one of the following groups: holders and other storage systems, including fishing rod holders, net holders and drink holders; accessory hangs for lures and other items, utility straps, fishing lures and other accessories, and a variety of products useful for fishing or hunting. During fiscal 1995, Outdoors acquired the assets of three fishing tackle companies and, accordingly, significantly expanded its selection of fishing lures and other fishing related products.

         Outdoors intends to continue product development and introduction.

         Product Distribution. Medical products are marketed through Oxboro's telemarketing department directly to hospitals throughout the United States and Canada and through dealers and kit packaging companies. International sales of medical products are made through dealers secured by Oxboro. Such sales accounted for approximately 6.4% and 6.1% of medical product net sales during fiscal 1995 and 1994, respectively.

         Outdoors products are sold to retailers using field salespersons and telemarketers. Outdoors has developed television advertising, an infomercial, a video product catalog, and printed catalogs to market directly to the consumer, providing a toll-free number for response.

         Sources of Supply. The raw materials used for the extruding, molding, and weaving of the Company's various products are readily available from local sources.

         Patents, Trademarks, Licenses. Many of the products currently being marketed by the Company are not unique, and, therefore, the Company believes that the effect of patents, licenses, franchises, or other intellectual or intangible property concessions on other than a few select products would be negligible.

         In the event the Company substantially develops and tests any new unique products, patent protection could be important. Such protection may not be available, and in any event, the Company is likely to incur substantial costs in any attempts to secure such patents.

         The Company has filed for patent pending status on the following medical products: arm secure, DUO guards and syringe stand/recap device and the following recreational products: dock pole rod holder, lure hang, hook sheath, whistle blade, and chameleon lure. No assurance can be given that patents will be issued for any of these products or, if issued, will provide a competitive advantage.

         Competition. Both the surgical and medical products market and the outdoor recreational market are extremely competitive. The Company believes that among its direct competitors are firms with substantially greater assets, marketing capability, and experience than the Company. In addition, such competitors are often able to offer lower prices than the Company and thus can limit the Company's penetration and share of the market.

         Research and Development Expenditures. In the fiscal years ended September 30, 1995 and 1994, the Company spent $30,372 and $87,269, respectively, for research and development, exclusive of personnel costs. In fiscal 1995, $23,785 was spent for development of medical products, and $6,587 was spent for development of recreational products. In fiscal 1994, the major portion of research and development expenditures, $86,921, was for development of recreational products.

         Government Regulation. Because Oxboro manufactures and sells medical products, both the products and the manufacturing procedures are subject to regulation by the federal Food and Drug Administration. As a result, Oxboro is subject to extensive rules and regulations, compliance with which may require expenditure of material amounts. In addition, should Oxboro fail to comply with such regulations it would be subject to administrative and criminal actions, which could have a material adverse effect on the Company's business.

         Employees. As of December 15, 1995, the Company employed 51 persons on a full-time basis, including two in management, 14 in sales, 24 in production and shipping, and 13 in general and administration. The Company also employed 7 persons on a part-time basis in production.

Item 2.  Description of Property

         The Company's office, manufacturing, and warehouse facilities are located in a 14,000 square foot building on 2.41 acres in Ham Lake, a suburb of Minneapolis, Minnesota. The Company will be adding approximately 14,000 square feet during fiscal 1996 (anticipated completion in February 1996). Oxboro Outdoors rents an additional 3,000 square feet in Ham Lake and 3,800 square feet in Hermantown, Minnesota.


Item 3.  Legal Proceedings

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the fourth quarter of the fiscal year ended September 30, 1995, no matter was submitted to a vote of security holders.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Company's Common Stock is traded on The Nasdaq Small-Cap Market. The following table sets forth the quarterly high and low bid prices for the Company's Common Stock for each quarter of the past two fiscal years as reported by Nasdaq. Such quotations represent inter-dealer prices, without retail mark-up, mark-down, or commission, and do not necessarily represent actual transactions.

                                                HIGH              LOW
FISCAL 1995
         First Quarter                          1 5/8             1 3/8
         Second Quarter                         1 5/8             1 1/2
         Third Quarter                          1 5/8             1 1/4
         Fourth Quarter                         1 11/16           1 1/4

FISCAL 1994
         First Quarter                          2                 1 1/2
         Second Quarter                         2 1/4             1 3/8
         Third Quarter                          1 3/4             1 1/2
         Fourth Quarter                         1 9/16            1 1/8


There were approximately 630 holders of record as of December 15, 1995. The Company has paid no cash dividends on Common Stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation

GENERAL

         Until 1993, Oxboro Medical International, Inc.'s only business operation was as a supplier of single-use supplies to hospital operating rooms and central supply departments. Approximately 70% of the Company's sales volume has been from direct sales (telemarketing sales) to approximately 3500 hospitals nationwide and in Canada, with 6% from international distributors and the remaining sales divided equally between dealers and kit packaging/OEM customers. In 1993, Oxboro Outdoors was established as a wholly-owned subsidiary to develop, manufacture and market outdoor recreational products. Management realized that there might be opportunities to apply certain medical and surgical technologies in developing and marketing new products in the outdoor and recreational markets. It became apparent that the Company's expertise in durable, non-toxic closed-cell polyethylene foam fabrication with self-adhesion capability could be extended to include products for anglers and outdoor enthusiasts. Oxboro Outdoors sales began in January 1994, with the introduction of 60 products designed for fishing, hunting and related outdoors activities.

         With the acquisition of three tackle companies during the past fiscal year, there are now approximately 3,000 Oxboro Outdoor products. Two additional full-time sales personnel were hired during the past fiscal year, for a total of four sales personnel, to set up channels of distribution and build a dealer network for Oxboro Outdoors. The initial geographic market included Minnesota. A direct marketing campaign was initiated to sell directly to consumers and dealers via telemarketing. The Company developed product sales sheets to support channels of distribution and attended several sports shows. The Company also developed an "informercial" with an 800 number for consumers to purchase products directly from the Company. The second phase of the marketing strategy was to gain retail distribution in the upper Midwest, including Minnesota, Wisconsin, Iowa, Illinois, the Dakotas and Michigan. Additionally, the Company has increased its TV advertising both as to the amount of time and number of markets in which it will be shown.

         In Fiscal 1995, Oxboro Medical introduced additional colors, lengths and widths of its Instrument Color Coding Sheet Identification Tape. Additionally, new Identification Label and Specialty Instrument Guards were introduced. The Company has developed, and is conducting market analysis as to the feasibility of introducing an Instrument Usage Indicator (to be able to determine how many times an Instrument has been used), Open-Cell Foam Instrument Guards and Tray Liners, additional colors and styles of Instrument Color Coding Tape, a wider range of Instrument Guards and products for the Home Care Market to increase functionality of wheelchairs or walkers.

         The Company continues to commit itself to developing additional medical and surgical products for introduction during next year and beyond, as part of our strategy to increase penetration of existing markets and to increase sales.

RESULTS OF OPERATIONS

         Net sales for the Company increased from $3,332,519 in fiscal 1993 by 4% to $3,464,536 in fiscal 1994 and by 12% to $3,877,167 in fiscal 1995. The
Company performed well in the medical and surgical products market, and Outdoor sales continue to grow. Sales for the medical and surgical products for the year ended September 30, 1995, were $3,775,285, compared to $3,422,404 at September 30, 1994, which represents an increase of 10% or $352,881 over the previous year. The largest dollar ($191,000) and percent sales increase (93%) was from sales to domestic dealers/distributors. Direct hospital sales increased by 4% and accounted for increased sales of $107,000. In light of competition and extensive downward pressure on pricing, as a result of the health care industry coming under tight scrutiny to control cost, management is pleased with these results.

         Oxboro Outdoor sales for the year ended September 30, 1995 were $101,882 versus $42,132 in the previous year. Increased revenue resulted in part from an increased number of retail outlets handling Oxboro Outdoors products, increased sales to existing retail outlets and the addition of tackle products to the product line as a result of the acquisition of TMI, Fritzie and HELCO tackle companies. (See note G to the Consolidated Financial Statements for comparison of 1995 versus 1994).

         Gross margin was 77% in fiscal 1994 and 75% in fiscal 1995. The reduction in gross margin can be attributed to increased sales of medical products at discounted prices to match competitive pricing and manufacturing inefficiencies encountered during fiscal 1995.

         During fiscal 1995, selling, general and administrative ("SG&A") expenses increased 23% or $492,185, from $2,137,751 in fiscal 1994 to $2,629,936 in fiscal 1995. For fiscal year 1995, selling, general and administrative expenses increased approximately 6% as a percentage of sales. Increased expenses for Oxboro Medical resulted from an increase of $23,440 in research and development for development and introduction of 10 products for the new Oxboro Medical Home Medical product line (R&D expenses are exclusive of personnel time), printing increases of $17,292 for sales literature, increased convention expenses of $14,461, also included in SG&A expenses is an increase of $76,854 in legal related to compliance with SEC reporting requirements and initial development of various employee agreements. Management bonus' decreased by $58,350 in 1995 as compared to 1994.

         The increases in Oxboro Outdoors expenses for fiscal 1995 were mainly due to increases in legal expenses of $21,711, due to the acquisition of the three tackle companies, an increase of $28,795 in selling expenses (auto, travel and sales samples), advertising expenses increases of $82,494 for creation of advertisements for outdoor magazines, printing increases of $40,816, additional sales related personnel costs of $40,952 and approximately $30,000 for updating packaging of the recently acquired tackle lines. Research and development and photography expenses decreased $59,734 and $42,519, respectively, because of the emphasis on market penetration in 1995 versus product introduction. Wages and related expenses account for the majority of the remaining increase in selling, general and administrative expenses.

         In fiscal 1995 earnings before income taxes were $324,039, as compared with $542,971 in fiscal 1994, a decrease of 40%. The decrease in fiscal 1995 is mainly due to selling, general and administrative expenses and the reduction in gross margin previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1995 the Company had working capital of $2,748,418 and no long-term debt and cash and cash equivalents were approximately $689,420. Cash used in operating activities was $179,533 in fiscal 1995 compared to cash generated from operating activities of $150,865 in fiscal 1994, primarily as a result of the investment in Oxboro Outdoors, Inc. During fiscal 1996, the Company expects continued investment in Oxboro Outdoors to create market awareness and continue the development of distribution channels. Consequently, Oxboro Outdoors will continue to have a negative impact on consolidated operations and require continued investments for its operations.

         The Company may need to seek outside funding during fiscal 1996 for the following activities: (1) the approximately 14,000 square foot addition to the current facility which will cost approximately $385,000 and require additional office and material handling equipment of approximately $25,000; (2) increased inventory levels to maintain the Company's excellent customer service reputation; and (3) approximately $300,000 for updating Oxboro Outdoors tackle packaging of the recently acquired tackle companies.

Item 7.  Financial Statements

                                                                            Page

Reports of Independent Certified Public Accountants...........

Consolidated Balance Sheet, September 30, 1995................

For the years ended September 30, 1995 and 1994:

         Consolidated Statements of Earnings..................

         Consolidated Statements of Shareholders'
           Equity.............................................

         Consolidated Statements of Cash Flows................

Notes to Consolidated Financial Statements....................


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
   Oxboro Medical International, Inc.

         We have audited the accompanying consolidated balance sheet of Oxboro Medical International, Inc. as of September 30, 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 1995 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxboro Medical International, Inc. as of September 30, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Minneapolis, Minnesota
December 8, 1995



                        Report of Independent Accountants




To the Board of Directors and
Shareholders of Oxboro Medical International, Inc.

In our opinion, the accompanying consolidated statement of earnings and the related consolidated statements of shareholders' equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Oxboro Medical International, Inc. and its subsidiary for the year ended September 30, 1994 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ Price Waterhouse LLP

Price Waterhouse LLP
Minneapolis, Minnesota
December 2, 1994




                OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1995





                ASSETS

CURRENT ASSETS
   Cash and cash equivalents (note A2)          $  689,420
   Receivables (note A3)
     Trade, net of allowance of $17,547            577,296
     Interest receivable                            15,134
                                               -----------
                                                   592,430

   Inventories (note A4)                         1,807,666
   Deferred income taxes (notes A7 and E)           74,000
   Other current assets                            122,710
                                               -----------

                Total current assets             3,286,226

PROPERTY, PLANT AND EQUIPMENT --
     AT COST (note A5)
   Land                                             57,211
   Building                                        472,020
   Furniture and equipment                         728,802
                                               -----------
                                                 1,258,033
   Less accumulated depreciation                   484,412
                                               -----------
                                                   773,621
   Construction in process                         196,727
                                               -----------
                                                   970,348

INVESTMENTS (note B)                               323,847

OTHER ASSETS (note A6)                             206,978
                                               -----------
                                               $ 4,787,399
                                               ===========


         LIABILITIES AND
        SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   164,972
   Accrued salaries, wages and payroll taxes             310,643
   Other accrued expenses                                 62,193
                                                     -----------

                Total current liabilities                537,808


DEFERRED INCOME TAXES (notes A7 and E)                   121,000

COMMITMENTS AND CONTINGENCIES (notes F and H)               --


SHAREHOLDERS' EQUITY
   Undesignated shares, $.01 par value;
      5,000,000 shares authorized;
      no shares issued or outstanding                       --
   Common stock, $.01 par value;
      5,000,000 shares authorized;
      2,672,278 shares issued and outstanding             26,722
   Additional paid-in capital                          2,276,111
   Retained earnings                                   2,981,814
                                                     -----------
                                                       5,284,647
   Less receivable from employee stock
     ownership plan (note D)                            (108,806)
   Less stock subscription receivable (note F)           (80,000)
   Less stock in escrow related to research
     and development arrangement (note C)               (967,250)
                                                       ---------
                                                       4,128,591
                                                       ---------

                                                      $4,787,399
                                                       =========

The accompanying notes are an integral part of these statements.



                OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            YEARS ENDED SEPTEMBER 30,




                                                     1995                  1994
                                                   ------                ------

Net sales (note G)                                 $ 3,877,167      $ 3,464,536

Cost of goods sold                                     956,819          796,013
                                                   -----------      -----------

                Gross margin                         2,920,348        2,668,523

Selling, general and administrative expenses         2,629,936        2,137,751
                                                   -----------      -----------

                Operating income                       290,412          530,772

Other (income) expense
   Loss from limited partnership                        13,104           14,118
   Loss on sale of short-term investment                  --             37,534
   Other                                               (46,731)         (63,851)
                                                   -----------      -----------

                Earnings before income taxes           324,039          542,971

Income tax expense (note E)                            111,000          211,072
                                                   -----------      -----------

                NET EARNINGS                       $   213,039      $   331,899
                                                   ===========      ===========

Net earnings per common share (note A8)            $      0.08      $       .13
                                                   ===========      ===========

Weighted average common shares outstanding           2,672,278        2,619,780
                                                   ===========      ===========


The accompanying notes are an integral part of these statements.



                OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                       Common stock               Additional
                                       ------------                 paid-in
                                 Shares           Amount            capital
                                 ------           ------            -------

Balance at October 1, 1993          2,366,952      $    23,669      $ 1,937,682

   Payment on ESOP receivable              --               --               --

   Options exercised with
    related tax benefit               387,000            3,870          468,189

   Common stock retired               (81,674)            (817)        (129,760)

   Net earnings                            --               --               --
                                  -----------      -----------      -----------

Balance at September 30, 1994       2,672,278           26,722        2,276,111

   Payment on ESOP receivable              --               --               --

   Payment on stock
    subscription receivable                --               --               --

   Net earnings                            --               --               --
                                  -----------      -----------      -----------

Balance at September 30, 1995       2,672,278      $    26,722      $ 2,276,111
                                  ===========      ===========      ===========


The following is the continuation of the previous table.

                OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY





                 Receivable                        Stock in
                    from                        escrow related
                  employee          Stock       to research and
 Retained          stock         subscription     development
 earnings      ownership plan     receivable      arrangement         Total
 --------      --------------     ----------      -----------         -----

$ 2,436,876     $  (123,806)     $        --      $  (967,250)     $ 3,307,171

         --           7,500               --               --            7,500


         --              --         (160,000)              --          312,059

         --              --               --               --         (130,577)

    331,899              --               --               --          331,899
-----------     -----------      -----------      -----------      -----------

  2,768,775        (116,306)        (160,000)        (967,250)       3,828,052

         --           7,500               --               --            7,500


         --              --           80,000               --           80,000

    213,039              --               --               --          213,039
-----------     -----------      -----------      -----------      -----------

$ 2,981,814     $  (108,806)     $   (80,000)     $  (967,250)     $ 4,128,591
===========     ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these statements.



                OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                            YEARS ENDED SEPTEMBER 30,

                                                                                          1995             1994
                                                                                         ------           -----
Cash flows from operating activities:
   Net earnings                                                                      $   213,039      $   331,899
   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                     152,331          101,635
       Loss from limited partnership                                                      13,104           14,118
       Loss on sale of short-term investments                                                 --           37,534
       Deferred income taxes                                                              47,000               --
       Change in operating assets and liabilities
         Trade accounts receivable                                                      (115,690)         (35,459)
         Inventories                                                                    (499,182)        (179,899)
         Other current assets                                                            (24,615)         (66,361)
         Accounts payable                                                                 66,327           43,976
         Income taxes payable                                                                 --         (137,928)
         Accrued liabilities                                                             (31,847)          41,350
                                                                                     -----------      -----------

                Net cash provided by (used in)
                   operating activities                                                 (179,533)         150,865

Cash flows from investing activities:
   Sale of short-term investments                                                             --        1,027,756
   Purchase of property, plant and equipment                                            (195,613)        (128,595)
   Additions to other assets                                                            (180,876)        (147,266)
                                                                                     -----------      -----------

                Net cash provided by (used in)
                   investing activities                                                 (376,489)         751,895

Cash flows from financing activities:
   Proceeds from ESOP receivable                                                           7,500            7,500
   Proceeds from stock subscription receivable                                            80,000               --
   Proceeds from exercise of stock options                                                    --          115,400
                                                                                     -----------      -----------

                Net cash provided by financing activities                                 87,500          122,900
                                                                                     -----------      -----------

Net increase (decrease) in cash and cash equivalents                                    (468,522)       1,025,660

Cash and cash equivalents at beginning of year                                         1,157,942          132,282
                                                                                     -----------      -----------

Cash and cash equivalents at end of year                                             $   689,420      $ 1,157,942
                                                                                     ===========      ===========

Supplemental disclosure of cash flow information: Cash paid during the year for:
     Interest                                                                        $    13,026      $    12,492
     Income taxes                                                                         94,375          349,000

Supplemental disclosure of noncash investing and financing activities:
   During 1994, the company received a note receivable in the amount of $160,000 in conjunction with the exercise of stock options. During 1994, stock options were exercised through a reduction of a bonus payable in the amount of $8,750.




                OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1995 AND 1994


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oxboro Medical International, Inc. ("the Company") develops, assembles and markets disposable medical products for use in general and cardiovascular surgery. The Company also has a wholly-owned subsidiary, Oxboro Outdoors, Inc., which develops and markets products for outdoor recreational use.

1. Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Oxboro Outdoors, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

2. Cash and Cash Equivalents

The Company considers all highly liquid temporary investments with original maturities of three months or less to be cash equivalents. At September 30, 1995, substantially all of the Company's cash and cash equivalents are invested in a money market fund.

3. Accounts Receivable

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. The Company's customers are located principally throughout the United States.

4. Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at September 30, 1995:

               Raw materials  $  863,694
               Finished good     943,972
                              ----------
                              $1,807,666
                              ==========


5. Depreciation

Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on straight-line methods for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Estimated service lives for financial reporting purposes are as follows:

                                                Number of years
                                                ---------------

                      Building                         30
                      Furniture and equipment           7

6. Other Assets

Other assets as of September 30, 1995 are summarized as follows:

                     Advanced royalty payments     $127,500
                     Patents                         30,781
                     Package development costs       44,500
                     Goodwill                        38,500
                     Other                           27,534
                                                     ------
                                                    268,815
                     Less amortization               61,837
                                                    -------
                                                   $206,978
                                                   ========

Advanced royalty payments are capitalized when paid and amortized over the period in which the related products are sold.

Costs incurred to register patents are capitalized as incurred. Amortization commences when the related patent is granted. Costs are amortized over the estimated useful lives of the patents which range from four to seventeen years.

Certain package design costs are capitalized as incurred and are amortized over their estimated useful life of five years.


Goodwill resulted from certain purchase acquisition transactions. Goodwill is amortized to operations over five years.

7. Income Taxes

The Company implemented Financial Accounting Standards Board Statement of Financial Standards No. 109, "Accounting for Income Taxes" during 1994. Deferred income taxes are accounted for using the liability method, which provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

8. Net Earnings Per Common Share

Net earnings per common share is based upon the weighted average number of outstanding common shares.


NOTE B  -  INVESTMENTS

Investments consist of the following at September 30, 1995:

          Investment in limited partnership (note C)     $ 61,526
          Cash surrender value of life insurance          262,321
                                                         --------
                                                         $323,847
                                                         ========

NOTE C  -  INVESTMENT IN LIMITED PARTNERSHIP

The Company has a 30% limited partnership interest in a partnership formed to develop processes or devices for inhibiting rejection in connection with organ transplant procedures. This investment includes cost in excess of the net assets acquired (goodwill), which is being amortized over a five-year life. The general partner of the limited partnership is a corporation owned by a significant shareholder of the Company (note F).

In connection with this investment, the Board of Directors authorized the Company to enter into an agreement ("Stock Award Agreement") to issue 200,000 shares, and subsequently by amendment, 183,500 shares of common stock to the general partner in October 1990 and July 1991, respectively, with a total fair market value at the dates of issuance of $967,250. These shares have been placed in escrow and will be released to the general partner on the attainment of specific project development milestones. Upon attainment of these milestones, shares released from escrow will be charged to research and development expense based on their fair market value at the date the milestones are achieved. The agreement was to expire on October 31, 1995. As of September 30, 1995, none of the milestones had been met and all 383,500 shares remain in escrow. These shares can be voted by the general partner while in escrow; however, any cash dividends paid would be placed in escrow until the shares are released.

Effective October 31, 1995, the Company extended the Stock Award Agreement to October 31, 1998.


NOTE D  -  SHAREHOLDERS' EQUITY

Employee Stock Ownership Plan

In October 1988, the Board of Directors adopted an Employee Stock Ownership Plan
(ESOP). In December 1988, the Company advanced $150,000 to the ESOP for the purchase of 225,000 shares of newly issued common stock at $.67 a share. The loan to the ESOP bears interest at 9% per annum and is to be repaid over 20 years in annual payments of $7,500 plus interest. Repayment by the ESOP will be made from future annual contributions by the Company. The ESOP contributions charged to operations were approximately $20,000 for each of the years ended September 30, 1995 and 1994.

Stock Options

The Company has granted nonqualified stock options to key employees and other individuals providing services to the Company at an exercise price not less than market price as of the date of grant. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.


Option transactions for the two years ended September 30, 1995 are summarized as follows:


                                     Number        Option
                                    of shares    price range
                                    ---------    -----------

Outstanding at October 1, 1993       487,000    $.67 - $2.75

Exercised                           (387,000)    .67 -  1.88
                                    --------

Outstanding at September 30, 1994    100,000    2.50 -  2.75

Granted                              120,364    1.50 -  1.63
                                     -------

Outstanding at September 30, 1995    220,364    $1.50 - $2.75
                                     =======

Options to purchase 185,364 shares were exercisable at September 30, 1995.


NOTE E  -  INCOME TAXES

Deferred income tax assets and liabilities consist of the following at September 30, 1995:

Deferred tax assets
  Accrued liabilities                    $   6,000
  Allowance for doubtful accounts            7,000
  Inventories                               51,000
  Capital loss carryforward                 13,000
  Charitable contribution carryforward       8,000
  Other                                      2,000
                                         ---------
                                            87,000
  Valuation allowance                      (13,000)
                                           -------
                                         $  74,000
                                         =========
Deferred tax liabilities
  Property and equipment                 $ 106,000
  Capitalized catalog costs                 15,000
                                         ---------
                                         $ 121,000
                                         =========


Income tax expense consists of the following:

                         Years ended
                        September 30,
                      1995        1994
                      ----        ----
Currently payable
  Federal           $ 56,000   $192,361
  State                8,000     18,711
                    --------   --------
                      64,000    211,072
Deferred
  Federal             43,000         --
  State                4,000         --
                    --------   --------
                      47,000         --
                    --------   --------

                    $111,000   $211,072
                    ========   ========

A reconciliation of income taxes at the statutory rate to the actual income taxes provided is as follows:
                                                   Years ended
                                                  September 30,
                                                  -------------
                                                  1995      1994
                                                  ----      ----

Federal tax, at statutory rate                     34.0%    34.0%
State income taxes, net of federal tax benefit      2.0      2.3
Permanent differences                               5.0       .2
Capital loss carried forward                         --      2.4
Income tax credits                                 (6.2)      --
Other                                               (.5)      --
                                                   ----     ----
Effective rate                                     34.3%    38.9%
                                                   ====     ====

The Company has a capital loss carryforward of approximately $35,000 available to offset future capital gains and a charitable contribution carryforward of approximately $23,000 which may be carried forward for up to five years. Benefits of these carryforwards will be recognized as they become deductible for tax purposes.


NOTE F  -  RELATED PARTY TRANSACTIONS

Significant Shareholder

The Company has entered into several transactions with a significant shareholder and Chief Financial Officer of the Company as described below.

The shareholder entered into an employment agreement with the Company in April 1993. Prior to that date, services were provided under a consulting arrangement. Total compensation paid under these arrangements was approximately $277,000 and $319,000 in 1995 and 1994, respectively. The employment agreement provides for a five-year term (through April 1998) and includes a non-compete covenant for two years from the date of termination and a provision for severance compensation on termination of employment under certain circumstances during the term of the agreement. A similar employment agreement exists with the Company's president.

Under an exclusive license agreement with the shareholder for specified products developed by the individual, royalties of 4% of the net sales price of the products sold by the Company are to be paid. Royalties earned by the shareholder were $21,455 and $16,447 during the years ended September 30, 1995 and 1994, respectively.

Under an exclusive license agreement with the shareholder for specified Oxboro Outdoors, Inc. products invented or developed, royalties ranging from 8% to 9% of the net sales price of the products sold are to be paid. Advance royalties are paid on products accepted for production. Royalties paid to the shareholder (which only consisted of advance royalties) approximated $52,500 for the year ended September 30, 1994. No royalties were paid for the year ended September 30, 1995. The shareholder is not entitled to further royalties on such products until net sales of all products eligible for royalties multiplied by the applicable royalty percentage exceeds the sum of all paid royalty advances.

The shareholder is the sole trustee of, and votes the unallocated shares held in the Company's Employee Stock Ownership Plan, and is the sole shareholder of the general partner described in note C.

Other

A director of the Company received approximately $60,000 during each of the fiscal years ended September 30, 1995 and 1994 for general business consulting and for development and enhancement of the Company's computer capabilities.

Another director received approximately $10,000 in commissions from the sale of insurance policies to the Company during each of the years ended September 30, 1995 and 1994. This director also received $30,000 in consulting fees related to Oxboro Outdoors, Inc. during each of the years ended September 30, 1995 and 1994.

Each director of the Company who is not an employee receives a fee for services provided in the amount of $300 - $600 per month. The aggregate fees paid to nonmanagement directors for services rendered for the years ended September 30, 1995 and 1994 were approximately $20,000 and $18,000, respectively. The directors also received bonuses ranging from $3,600 to $5,000 in each of the years ended September 30, 1995 and 1994.

During 1994 the President of the Company issued a promissory note to the Company in the amount of $160,000 in conjunction with the exercise of stock options. The note bears interest at the stated Applicable Federal Rate (effective rate of 6.38% at September 30, 1995) and is due in annual installments through January 25, 1999; $80,000 remained outstanding under this note at September 30, 1995. Additionally, under a product development incentive agreement, this officer will receive royalties of 4% of net sales of products he developed for the Company. Royalty payments under this agreement do not accrue and will not commence until the officer retires. This officer, and the Chief Financial Officer, participate in a royalty sharing agreement related to certain products jointly developed for the Company and its subsidiary. Provisions of this agreement may affect payment terms of other royalty and license agreements described above.


NOTE G  -  SEGMENT INFORMATION

Oxboro Medical International, Inc. operates in two industry segments: medical supplies ("Medical") and outdoor recreational supplies ("Outdoors"). Financial information by industry segment as of and for the years ended September 30, 1995 and 1994 is summarized as follows:


                                    Medical        Outdoors    Consolidated
                                    -------        --------    ------------
1995
----

Net sales                         $ 3,775,285    $   101,882    $ 3,877,167
Direct contribution
  operating income (loss)
                                    1,638,707       (537,710)     1,100,997
Allocation of corporate expense      (667,193)      (143,392)      (810,585)
                                  -----------    -----------    -----------

Operating income (loss)           $   971,514    $  (681,102)   $   290,412
                                  ===========    ===========    ===========

Identifiable assets               $ 4,008,019    $   779,380    $ 4,787,399


1994
----

Net sales                         $ 3,422,404    $    42,132    $ 3,464,536
Direct contribution
  operating income (loss)           1,814,686       (464,462)     1,350,224
Allocation of corporate expense      (674,516)      (144,936)      (819,452)
                                  -----------    -----------    -----------

Operating income (loss)           $ 1,140,170    $  (609,398)   $   530,772
                                  ===========    ===========    ===========

Identifiable assets               $ 3,997,439    $   413,746    $ 4,411,185

Direct contribution operating income (loss) represents segment revenues less directly related operating expenditures of the Company's segments. Management believes this is the most meaningful measurement of each segment's results as it excludes consideration of corporate expenses which are common to both business segments.

Corporate expenses are comprised principally of senior management's compensation and facility costs of the Company's administrative and distribution headquarters. These costs generally would not be subject to significant reduction upon the discontinuance or disposal of one of the segments.

NOTE H  -  COMMITMENTS

Leases

The Company has entered into various operating lease agreements for warehouse space and equipment rental. These agreements may be canceled at any time by the Company. Rent expense was $16,750 and $6,021 for fiscal years ended September 30, 1995 and 1994, respectively.

At September 30, 1995, the future aggregate minimum annual lease payments due under these operating leases for the years ending September 30 are as follows:

                         1996           $22,837
                         1997             1,887
                         1998             1,730
                                        -------
                                        $26,454
                                        =======

Building Construction

At September 30, 1995, the Company has committed approximately $385,000 to the construction of additional warehouse space.

Consulting Agreements

In October 1994, Oxboro Outdoors, Inc. entered into a six year consulting agreement with an individual which provides for annual payments of approximately $25,000.

On November 1, 1995, the Company entered into consulting agreements with the President and Chief Financial Officer which provide that upon reaching age 55 and retiring from the Company, each will receive $150,000 per year for a minimum of five years. These agreements require the officers to be available to the Company for a certain number of hours per month and prohibit them from competing with the Company during the terms of the agreements.

NOTE I  -  FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles, and how to value long-lived assets to be disposed of. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Management has not determined when it will adopt this Statement, but believes such adoption will not have a material effect on the Company's financial position or results of operations.

Additionally, the FASB has issued SFAS 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 is effective for fiscal years beginning after December 15, 1995. Management has not determined when it will adopt this Statement, but believes the adoption of this Statement will not have a material effect on the Company's financial position or results of operations.


NOTE J  -  LEGAL PROCEEDINGS

The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.





Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         The information required by this item is contained in the Proxy Statement under "Relationship with Independent Accountants."


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

         Information required by Item 9 is contained in the Proxy Statement under "Election of Directors."

Item 10. Executive Compensation

         Information required by Item 10 is contained in the Proxy Statement under "Election of Directors" and "Executive Compensation."

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information required by Item 11 is contained in the Proxy Statement under "Common Stock Ownership."

Item 12. Certain Relationships and Related Transactions

         Information required by Item 12 is contained in the Proxy Statement under "Executive Compensation" and "Certain Relationships and Related Transactions."

Item 13.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         See "Exhibit Index" for list of Exhibits filed with this report.

(b)      Reports on Form 8-K.

         During the quarter ended September 30, 1995, the Registrant filed a report on Form 8-K dated August 1, 1995, reporting under Item 4 the engagement of Grant Thornton LLP as its principal independent accountant.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              OXBORO MEDICAL INTERNATIONAL, INC.



Dated:  December  29, 1995                           By /s/ Harley Haase
                 ---                                    ----------------
                                                       Harley Haase, President


Dated:  December  29, 1995                           By /s/ Larry A. Rasmusson
                 ---                                    ----------------------
                                                       Larry A. Rasmusson, Chief
                                                         Financial Officer


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                 Title                                     Date
/s/ Harley Haase                           President, principal                      December  29, 1995
-----------------------                                                                       ---
Harley Haase                               executive officer,
                                           director

/s/ Larry A. Rasmusson                     Chairman of the Board                     December  29, 1995
-----------------------                                                                       ---
Larry A. Rasmusson                         and principal financial
                                           and accounting officer

/s/ Keith A. Olson                         Director                                  December  29, 1995
-----------------------                                                                       ---
Keith A. Olson

/s/ Dennis L. Mikkelson                    Director                                  December  29, 1995
-----------------------                                                                       ---
Dennis L. Mikkelson

/s/ John R. Walter                         Director                                  December  29, 1995
-----------------------                                                                       ---
John R. Walter



*    Denotes management contract or compensatory plan or arrangement.


                                  EXHIBIT INDEX

EXHIBIT                  DESCRIPTION                                                       PAGE

  3.1                    Articles of Incorporation as restated effective July 27, 1994

  3.2                    Amended and Restated Bylaws effective February 23, 1995

 10.1 Limited Partnership Agreement for Project Heart was filed as Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990 (the
                         "1990 10-K") incorporated herein by reference

*10.2(a)                 Stock Award Agreement dated October 1, 1990 between the
                         Registrant and Larry Rasmusson was filed as Exhibit
                         10.3 to the 1990 10-K and is incorporated herein by reference

*10.2(b)                 Amendment No. 1 to Stock Award Agreement, effective June 19, 1991, was filed as Exhibit 10.1 to Report on Form 8-K dated June 19, 1991 ("Form
                         8-K"), and is incorporated herein by reference

*10.2(c)                 Amendment No. 2 to Stock Award Agreement, effective October 31, 1995

*10.3(a)                 Exclusive License Agreement between the Registrant and Larry Rasmusson dated April 1, 1990 was filed as Exhibit 10.6 to the 1990 10-K and is incorporated herein by reference

*10.3(b)                 First Amendment to Exclusive License Agreement, effective November 8, 1995

*10.4(a)
                         Employment Agreement between the Registrant and Larry
                         A. Rasmusson dated April 1, 1993 was filed as Exhibit
                         10.6 to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1993 (the "1993
                         10-KSB") and is incorporated herein by reference

*10.4(b)                 First Amendment to Employment Agreement, effective December 21, 1993

                         Exclusive License and Royalty Agreement between Oxboro Outdoors, Inc. and
*10.5(a)                 Larry Rasmusson dated April 17, 1993 was filed as Exhibit 10.7 to the 1993
                         10-KSB and is incorporated herein by reference

*10.5(b)                 First Amendment to Exclusive License and Royalty Agreement, effective
                         December 21, 1993

*10.5(c)                 Second Amendment to Exclusive License and Royalty Agreement, effective
                         November 8, 1995

*10.6                    Consulting Agreement, effective November 1, 1995, by and between the
                         Registrant and Larry Rasmusson

*10.7                    Stock Option Agreement, effective August 17, 1995, by and between the
                         Registrant and Larry Rasmusson

*10.8(a)                 Employment Agreement between the Registrant and Harley
                         Haase dated April 1, 1993 was filed as Exhibit 10.9 to the 1993 10-KSB and is incorporated herein by reference

*10.8(b)                 First Amendment to Employment Agreement, effective December 21, 1993

*10.9(a)                 Stock Option Exercise and Loan Agreement dated January
                         25, 1994 by and between the Registrant and Harley Haase was filed as Exhibit 10.9(a) to the Registrant's Report on Form 10-KSB for the year ended September 30, 1994
                         (the "1994 10-KSB") and is incorporated herein by reference

*10.9(b) $160,000 Secured Promissory Note dated January 25, 1994 from Harley Haase to the Registrant was filed as
                         Exhibit 10.9(b) to the 1994 10-KSB and is incorporated herein by reference

*10.9(c) Instruments Security Agreement dated February 21, 1994 by and between Harley Haase and the Registrant was filed as Exhibit 10.9(c) to the 1994 10-KSB and is incorporated herein by reference

*10.10                   Consulting Agreement, effective November 1, 1995, by and between the
                         Registrant and Harley Haase

*10.11                   Product Development and Incentive Agreement, effective
                         November 8, 1995, by and between the Registrant and Harley Haase

*10.12                   Royalty Sharing Agreement, effective November 21, 1995, by and between the
                         Registrant, Oxboro Outdoors, Inc., Larry Rasmusson and Harley Haase

*10.13                   Bonus Programs for Harley Haase, Keith Olson, and Larry Rasmusson adopted
                         May 30, 1990 were filed as Exhibit 10.11 to the
                         Registrant's Annual Report on Form 10-K for the year
                         ended September 30, 1991 and are incorporated herein by
                         reference

11                       Calculation of primary earnings per share

16                       Letter from Price Waterhouse LLP was filed as Exhibit
                         16 to Report on Form 8-K dated June 9, 1995 and is incorporated herein by reference

21                       The Registrant has two subsidiaries, Oxboro Medical,
                         Inc., and Oxboro Outdoors, Inc., both of which are incorporated in the State of Minnesota.

27                       Financial Data Schedule


*   Denotes management contract or compensatory plan or arrangement.