Form 10QSB
period 1995-12-31
OXBORO MEDICAL INTERNATIONAL INC
filed 1996-04-12
CIK 350557

OXBORO MEDICAL INTERNATIONAL, INC.
                           13828 LINCOLN STREET, N.E.
                               HAM LAKE, MN 55304




April 12, 1996



Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Re:     SEC File No. 0-18785


Ladies and Gentlemen:

        Enclosed for filing is the Report on Form 10-QSB for the quarter ended December 31, 1995 of Oxboro Medical International, Inc.

        Please contact the undersigned if you have any questions.

                                   Very truly yours,


                                   /s/ Larry Rasmusson
                                   Larry Rasmusson
                                   Chairman of the Board and
                                   Chief Financial Officer


Enclosure
cc:  Moss & Barnett
     Grant Thornton


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(MARK ONE)

X Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1995


___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ____________________

Commission File No. 0-18785


                       OXBORO MEDICAL INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)


               Minnesota                               41-1391803
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)


1328 Lincoln Street NE, Ham Lake, Minnesota              55304
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:   (612) 755-9516

                                   No Change
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes ____   No  X

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        2,672,278 shares of Common Stock at March 31, 1996



                               TABLE OF CONTENTS

                                                                      Page No.


Part I.   Financial Information


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at December 31,
          1995 (unaudited) and September 30, 1995                             3

          Condensed Consolidated Statements of Operations for
          Three Months Ended December 31, 1995 and 1994
          (unaudited)                                                         4

          Condensed Consolidated Statements of Cash Flows for Three
          Months Ended December 31, 1995 and 1994 (unaudited)                 5


          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                         6

Item 2.   Management's Discussion and Analysis                                7


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                    9

Signatures                                                                   10



                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  December 31,   September 30,
                                                     1995             1995
                                                    ----------      ----------
                                                  (unaudited)
ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                    $   439,187    $   689,420
     Receivables:
          Trade, less allowance for
            doubtful accounts of $17,088
            and $17,547, respectively                 552,504        577,296
          Interest receivable                          19,453         15,134
     Inventory                                      2,241,925      1,807,666
     Deferred income taxes                             74,000         74,000
     Other current assets                             151,088        122,710
                                                   ----------     ----------
     TOTAL CURRENT ASSETS                           3,478,157      3,286,226
                                                   ----------     ----------

PROPERTY AND EQUIPMENT:
     Building                                         472,020        472,020
     Land                                              57,211         57,211
     Furniture and Equipment                          810,401        728,802
                                                   ----------     ----------
                                                    1,339,632      1,258,033
     Less accumulated depreciation                   (512,006)      (484,412)
                                                   ----------     ----------
                                                      827,626        773,621
     Construction in progress                         191,327        196,727
                                                   ----------     ----------
                                                    1,018,953        970,348
INVESTMENTS:                                          343,583        323,847
OTHER ASSETS:                                         197,009        206,978
                                                   ----------     ----------
TOTAL ASSETS                                       $5,037,702     $4,787,399
                                                   ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                             $   363,586    $   164,972
     Accrued salaries, wages, payroll taxes           365,918        310,643
     Other accrued expenses                            48,171         62,193
                                                   ----------     ----------
     TOTAL CURRENT LIABILITIES                        777,675        537,808
DEFERRED INCOME TAXES                                 121,000        121,000
SHAREHOLDERS' EQUITY:
     Common stock                                      26,722         26,722
     Additional paid-in capital                     2,276,111      2,276,111
     Retained earnings                              2,992,250      2,981,814
     Less:
          Receivable from ESOP                       (108,806)      (108,806)
          Stock subscription receivable               (80,000)       (80,000)
          Deferred R&D expense                       (967,250)      (967,250)
                                                   ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                          4,139,027      4,128,591
                                                   ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $5,037,702     $4,787,399
                                                   ----------     ----------

See accompanying notes to condensed consolidated financial statements.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                   Three Months Ended
                                                       December 31
                                                   -------------------
                                                     1995         1994

Net sales                                      $  939,335   $  905,342
Cost of goods sold                                264,871      209,181
                                               ----------   ----------
Gross margin                                      674,464      696,161
Selling, general and administrative expenses      671,210      632,549
                                               ----------   ----------
                                                    3,254       63,612
Interest and other income                          13,155       14,316
                                               ----------   ----------
Earnings before income taxes                       16,409       77,928
Income taxes                                        5,973       28,366
                                               ----------   ----------
Net earnings                                   $   10,436   $   49,562
                                               ----------   ----------
Net earnings per common and
 common equivalent share                       $      .00   $      .02
                                               ----------   ----------
Weighted average common shares outstanding      2,672,278    2,672,278
                                               ----------   ----------

See accompanying notes to condensed consolidated financial statements.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                Three Months Ended
                                                    December 31
                                            ---------------------------
                                                1995           1994
                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                           $    10,436    $    49,562
                                            -----------    -----------
     Adjustments to reconcile net
       earnings to net cash used in
       operating activities:
          Depreciation and amortization          11,739         13,261
          Loss from limited partnership            --            3,530
     Change in current assets and
       current liabilities:
          Income taxes payable                     --            7,366
          Receivables                            20,473        (22,832)
          Inventory                            (434,259)      (270,532)
          Other current assets                  (28,378)        24,757
          Accounts payable                      198,614        (14,092)
          Accrued salaries, wages,
            payroll taxes and other
            accrued expenses                     41,253       (180,650)
                                            -----------    -----------
          NET CASH USED IN
            OPERATING ACTIVITIES               (180,122)      (389,630)
                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Additions to) reduction of
        other assets                              8,469        (49,736)
     Purchase of property, plant
        and equipment                           (58,844)       (58,277)
     Long-term investment                       (19,736)             0
                                            -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES           (70,111)      (108,013)
                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipt of stock subscriptions                --           40,000
                                            -----------    -----------
     NET CASH PROVIDED BY
        FINANCING ACTIVITIES                       --           40,000
                                            -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS      (250,233)      (457,643)
CASH AND CASH EQUIVALENTS,
   at beginning of period                       689,420      1,157,942
                                            -----------    -----------
CASH AND CASH EQUIVALENTS,
   at end of period                         $   439,187    $   700,299
                                            -----------    -----------

See accompanying notes to condensed consolidated financial statements.


        OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1995
                                   (UNAUDITED)

1.   Interim Financial Statements

     The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended September 30, 1995.

2.   Inventory

                                    December 31, 1995    September 30, 1995
                                    -----------------    ------------------
      Inventory consists of:
      Raw materials                     $1,167,397          $  863,694
      Finished goods                     1,074,528             943,972
                                        ----------          ----------
                                        $2,241,925          $1,807,666
                                        ----------          ----------

3.   Other Investments

                                    December 31, 1995    September 30, 1995
                                    -----------------    ------------------
      Long-term investments include:
      Investment in cash surrender
        value of life insurance          $282,057            $262,321
      Investment in limited
        partnership                        61,526              61,526
                                         --------            --------
                                         $343,583            $323,847
                                         --------            --------

     The investment in limited partnership is a $142,000 cash investment for a 30% limited partnership interest in a partnership formed to develop processes or devices for inhibiting rejection in connection with organ transplant procedures. The general partner of the limited partnership is a corporation owned by a significant shareholder of the Company.

     In addition, the Company placed 383,500 shares of common stock of the Company in escrow for release pursuant to a Stock Award Agreement to the general partner/shareholder on the attainment of specific milestones in the development of the concept to be used in the limited partnership project. The Stock Award Agreement was to expire October 31, 1995. Effective October 31, 1995, the Company extended the Stock Award Agreement to October 31, 1998. These shares have been valued at $967,250.


4.   Shareholders' Equity

     Changes in shareholders' equity during the three months ended December 31, 1995 were as follows:

     Shareholders' equity at September 30, 1995        $4,128,591
     Net earnings                                          10,436
                                                       ----------
     Shareholders' equity at December 31, 1995         $4,139,027
                                                       ----------

5.   Supplemental Disclosure of Cash Flow Information

     The Company paid $0 and $0 in interest during the three months ended December 31, 1995 and 1994, respectively, and received cash of $7,572 and $9,607 as interest payments during the three months ended December 31, 1995 and 1994, respectively.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995, the Company had working capital of $2,700,482 as compared to $2,748,418 at September 30, 1995 and no long-term debt. As of December 31, 1995, the Company had $439,187 in cash as compared to $689,420 at September 30, 1995.

During the quarter ended December 31, 1995, the Company used $180,122 in cash in operating activities, including an increase of $434,259 in inventory offset by an increase of $198,614 in accounts payable.

The Company used $70,111 in investing activities during the quarter ended December 31, 1995, mainly in the purchase of equipment and property used for continuing operations. The Company's principal investment continues to be development of the hunting and fishing recreational products business of its Oxboro Outdoors subsidiary.

The Company has commenced construction of an addition of approximately 15,000 square feet to its corporate headquarters on land previously owned by the Company. The Company anticipates a cost of approximately $450,000 for this project and intends to secure funding by a mortgage of $400,000 with the remaining cost to be supplied by the Company's operations.

Subsequent to December 31, 1995, the Company has obtained a line of credit of $500,000, subject to certain terms and conditions related to the Company's financial performance. The Company has not drawn on this line of credit.

Subsequent to December 31, 1995, the Company's subsidiary, Oxboro Outdoors, received a letter of intent from NFL Properties, Inc., whereby Oxboro Outdoors would have the right to use team names, logos, conference designation, and various copyrights of the National Football League on fishing tackle. The Company has not determined whether to use internal funds or obtain outside financing to fund this project.

Other than the matters discussed above, management is not aware of any trends, commitments, events, or uncertainties that will or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

RESULTS OF OPERATIONS

Net sales for the three-month period ended December 31, 1995 were $939,335 as compared to $905,342 for the corresponding period in the previous fiscal year. This represents an increase of approximately 4%. Sales of medical and surgical products were $923,318, an increase of approximately $24,908, or 3%, over the corresponding period in fiscal 1995. Increases were realized in sales to dealers/distributors, international distributors and surgical procedure kit packing companies while direct sales to hospitals declined slightly. The competitiveness and extensive downward pressure on product pricing continues in the Company's medical products markets.

Oxboro Outdoors sales for the three months ended December 31, 1995, were $16,017 as compared to $6,932 for the corresponding period in the previous fiscal year. This increase is mainly due to sales of tackle products added to the product line through the acquisitions of TMI, Fritzie and Helco Tackle.

Gross margin for the first quarter of fiscal 1996 was 72% as compared to 77% for first quarter of fiscal 1995, mainly as a result of manufacturing inefficiencies encountered in late fiscal 1995 that were more prevalent in first quarter 1996. Gross margin for first quarter 1996 was also affected slightly by continued downward pressure on competitive product pricing as compared to first quarter 1995.

During the first quarter fiscal 1996, selling, general and administrative expenses increased by 6%, or $38,661, and increased by 1.6% as a percentage of net sales, as compared to first quarter 1995.

Expenses increased for Oxboro Medical by approximately $48,000, resulting from the introduction of ten new products to the home health care market, increased shipping/freight costs, higher telephone usage and increased medical reimbursement costs.

Oxboro Outdoors expenditures decreased by approximately $10,000 compared to the corresponding period in the previous fiscal year. The reduction came solely from reduced printing costs, which were offset by increases in postage for mailing samples and catalogs, additional salaries, increased convention expenses and higher advertising costs.

Earnings before taxes for the first quarter of fiscal 1996 was $16,409 as compared to $77,928 for first quarter of fiscal 1995, a decrease of 47%. The decrease was mainly due to reductions in gross margin. Due to the funding of Oxboro Outdoors, Oxboro Medical's earnings continue to be negatively impacted.


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1 Amendment No. 2 to Stock Award Agreement by and between the Registrant and Larry Rasmusson, effective October 31, 1995, was filed as Exhibit 10.2(c) to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1995 (the "1995 10-KSB") and is incorporated herein by reference.

     10.2 First Amendment to Exclusive License Agreement by and between the Registrant and Larry Rasmusson, effective November 8, 1995, was filed as Exhibit 10.3(b) to the 1995 10-KSB and is incorporated herein by reference.

     10.3 Second Amendment to Exclusive License and Royalty Agreement by and between Oxboro Outdoors, Inc. and Larry Rasmusson, effective November 8, 1995, was filed as Exhibit 10.5(c) to the 1995 10-KSB and is incorporated herein by reference.

     10.4 Consulting Agreement, effective November 1, 1995, by and between the Registrant and Larry Rasmusson was filed as Exhibit 10.6 to the 1995 10-KSB and is incorporated herein by reference.

     10.5 Consulting Agreement, effective November 1, 1995, by and between the Registrant and Harley Haase was filed as Exhibit 10.10 to the 1995 10-KSB and is incorporated herein by reference.

     10.6 Product Development and Incentive Agreement, effective November 8, 1995, by and between the Registrant and Harley Haase was filed as
          Exhibit 10.11 to the 1995 10-KSB and is incorporated herein by reference.

     10.7 Royalty Sharing Agreement, effective November 21, 1995, by and between the Registrant, Oxboro Outdoors, Inc., Larry Rasmusson, and Harley Haase, was filed as Exhibit 10.12 to the 1995 10-KSB and is incorporated herein by reference.

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended December 31, 1995.


                                   SIGNATURES


        Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OXBORO MEDICAL INTERNATIONAL, INC.

Dated:  April 12,1996                        By /s/ Harley Haase
                                             ----------------------------
                                             Harley Haase
                                             Its President



Dated:  April 12, 1996                       By /s/ Larry A. Rasmusson
                                             ----------------------------
                                             Larry A. Rasmusson
                                             Its Chief Financial and
                                             Accounting Officer