Form 10QSB/A
period 1995-12-31
OXBORO MEDICAL INTERNATIONAL INC
filed 1996-04-26
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A


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



This amendment contains only Part I, Items 1 and 2, Part II, Item 6, and Exhibit 27 of the Report on Form 10-QSB for the quarter ended December 31, 1995, originally filed April 12, 1996. These are the only items being amended.



                               TABLE OF CONTENTS

                                                                      Page No.


Part I.   Financial Information


Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at December 31,
          1995 (unaudited) and September 30, 1995                             4

          Condensed Consolidated Statements of Operations for
          Three Months Ended December 31, 1995 and 1994
          (unaudited)                                                         5

          Condensed Consolidated Statements of Cash Flows for Three
          Months Ended December 31, 1995 and 1994 (unaudited)                 6


          Notes to Condensed Consolidated Financial Statements
          (unaudited)                                                         7

Item 2.   Management's Discussion and Analysis                                8


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   10

Signatures                                                                   11



                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  December 31,   September 30,
                                                     1995             1995
                                                    ----------      ----------
                                                  (unaudited)
ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                    $   439,187    $   689,420
     Receivables:
          Trade, less allowance for
            doubtful accounts of $17,088
            and $17,547, respectively                 552,504        577,296
          Interest receivable                          19,453         15,134
     Inventory                                      2,241,925      1,807,666
     Deferred income taxes                             74,000         74,000
     Other current assets                             153,401        122,710
                                                   ----------     ----------
     TOTAL CURRENT ASSETS                           3,480,470      3,286,226
                                                   ----------     ----------

PROPERTY AND EQUIPMENT:
     Building                                         472,020        472,020
     Land                                              57,211         57,211
     Furniture and Equipment                          810,401        728,802
                                                   ----------     ----------
                                                    1,339,632      1,258,033
     Less accumulated depreciation                   (512,006)      (484,412)
                                                   ----------     ----------
                                                      827,626        773,621
     Construction in progress                         191,327        196,727
                                                   ----------     ----------
                                                    1,018,953        970,348
INVESTMENTS:                                          343,583        323,847
OTHER ASSETS:                                         197,009        206,978
                                                   ----------     ----------
TOTAL ASSETS                                       $5,040,015     $4,787,399
                                                   ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                             $   369,941    $   164,972
     Accrued salaries, wages, payroll taxes           365,918        310,643
     Other accrued expenses                            48,171         62,193
                                                   ----------     ----------
     TOTAL CURRENT LIABILITIES                        784,030        537,808
DEFERRED INCOME TAXES                                 121,000        121,000
SHAREHOLDERS' EQUITY:
     Common stock                                      26,722         26,722
     Additional paid-in capital                     2,276,111      2,276,111
     Retained earnings                              2,988,208      2,981,814
     Less:
          Receivable from ESOP                       (108,806)      (108,806)
          Stock subscription receivable               (80,000)       (80,000)
          Deferred R&D expense                       (967,250)      (967,250)
                                                   ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                          4,134,985      4,128,591
                                                   ----------     ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $5,040,015     $4,787,399
                                                   ----------     ----------

See accompanying notes to condensed consolidated financial statements.

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                                                   Three Months Ended
                                                       December 31
                                                   -------------------
                                                     1995         1994

Net sales                                      $  939,335   $  905,342
Cost of goods sold                                271,226      209,181
                                               ----------   ----------
Gross margin                                      668,109      696,161
Selling, general and administrative expenses      671,210      632,549
                                               ----------   ----------
                                                   (3,101)      63,612
Interest and other income                          13,155       14,316
                                               ----------   ----------
Earnings before income taxes                       10,054       77,928
Income taxes                                        3,660       28,366
                                               ----------   ----------
Net earnings                                   $    6,394   $   49,562
                                               ----------   ----------
Net earnings per common and
 common equivalent share                       $      .00   $      .02
                                               ----------   ----------
Weighted average common shares outstanding      2,672,278    2,672,278
                                               ----------   ----------

See accompanying notes to condensed consolidated financial statements.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                Three Months Ended
                                                    December 31
                                            ---------------------------
                                                1995           1994
                                            -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net earnings                           $    6,394     $    49,562
     Adjustments to reconcile net
       earnings to net cash used in
       operating activities:
          Depreciation and amortization          11,739         13,261
          Loss from limited partnership            --            3,530
     Change in current assets and
       current liabilities:
          Income taxes payable                     --            7,366
          Receivables                            20,473        (22,832)
          Inventory                            (434,259)      (270,532)
          Other current assets                  (30,691)        24,757
          Accounts payable                      204,969        (14,092)
          Accrued salaries, wages,
            payroll taxes and other
            accrued expenses                     41,253       (180,650)
                                            -----------    -----------
          NET CASH USED IN
            OPERATING ACTIVITIES               (180,122)      (389,630)
                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     (Additions to) reduction of
        other assets                              8,469        (49,736)
     Purchase of property, plant
        and equipment                           (58,844)       (58,277)
     Long-term investment                       (19,736)             0
                                            -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES           (70,111)      (108,013)
                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipt of stock subscriptions                --           40,000
                                            -----------    -----------
     NET CASH PROVIDED BY
        FINANCING ACTIVITIES                       --           40,000
                                            -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS      (250,233)      (457,643)
CASH AND CASH EQUIVALENTS,
   at beginning of period                       689,420      1,157,942
                                            -----------    -----------
CASH AND CASH EQUIVALENTS,
   at end of period                         $   439,187    $   700,299
                                            -----------    -----------

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


4.   Shareholders' Equity

     Changes in shareholders' equity during the three months ended December 31, 1995 were as follows:


     Shareholders' equity at September 30, 1995        $4,128,591
     Net earnings                                           6,394
                                                       ----------
     Shareholders' equity at December 31, 1995         $4,134,985
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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995, the Company had working capital of $2,696,440 as compared to $2,748,418 at September 30, 1995 and no long-term debt. As of December 31, 1995, the Company had $439,187 in cash as compared to $689,420 at September 30, 1995.


During the quarter ended December 31, 1995, the Company used $180,122 in cash in operating activities, including an increase of $434,259 in inventory offset by an increase of $204,969 in accounts payable.


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


Gross margin for the first quarter of fiscal 1996 was 71% as compared to 77% for first quarter of fiscal 1995, mainly as a result of manufacturing inefficiencies encountered in late fiscal 1995 that were more prevalent in first quarter 1996. Gross margin for first quarter 1996 was also affected slightly by continued downward pressure on competitive product pricing as compared to first quarter 1995.


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


Earnings before taxes for the first quarter of fiscal 1996 was $10,054 as compared to $77,928 for first quarter of fiscal 1995, a decrease of 87%. The decrease was mainly due to reductions in gross margin. Due to the funding of Oxboro Outdoors, Oxboro Medical's earnings continue to be negatively impacted.



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


                                   SIGNATURES


        Pursuant to the requirements of the Exchange Act, the Registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OXBORO MEDICAL INTERNATIONAL, INC.


Dated:  April 26, 1996                       By /s/ Harley Haase

                                             ----------------------------
                                             Harley Haase
                                             Its President




Dated:  April 26, 1996                       By /s/ Larry A. Rasmusson

                                             ----------------------------
                                             Larry A. Rasmusson
                                             Its Chief Financial and
                                             Accounting Officer