Form 10QSB
period 1996-03-31
OXBORO MEDICAL INTERNATIONAL INC
filed 1996-05-14
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

_X_ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No. 0-18785

                       OXBORO MEDICAL INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                    41-1391803
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

13828 Lincoln Street NE, Ham Lake, Minnesota              55304
 (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:      (612) 755-9516

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

                              Yes ___  No  _X_

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               2,672,278 shares of Common Stock at April 30, 1996


                       OXBORO MEDICAL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                     -----------
                          Part I. Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets March 31, 1996
         (unaudited) and September 30, 1995                              3

         Condensed Consolidated Statements of Operations for
         Three Months and Six Months Ended  March 31, 1996
         and 1995 (unaudited)                                            4

         Condensed Consolidated Statements of Cash Flows for
         Six Months Ended March 31, 1996 and 1995 (unaudited)            5

         Notes to Condensed Consolidated Financial Statements
         (unaudited)                                                     6

Item 2.  Management's Discussion and Analysis                            7

                    Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                9

Signatures                                                              10



                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,     September 30,
                                                            1996            1995
                                                         -----------    -----------
                                                         (unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                          $   150,739    $   689,420
      Accounts receivable, less allowance for doubtful
         accounts of $20,954 and $17,547, respectively       610,852        577,296
      Interest receivable                                     24,176         15,134
      Inventory                                            2,420,353      1,807,666
      Deferred income taxes                                   74,000         74,000
      Other current assets                                   129,211        122,710
                                                         -----------    -----------
      TOTAL CURRENT ASSETS                                 3,409,331      3,286,226

PROPERTY AND EQUIPMENT:
      Building                                               472,020        472,020
      Land                                                    57,211         57,211
      Furniture and equipment                              1,057,240        728,802
                                                         -----------    -----------
                                                           1,586,471      1,258,033
      Less accumulated depreciation                         (542,294)      (484,412)
                                                         -----------    -----------
                                                           1,044,177        773,621
      Construction in progress                               234,619        196,727
                                                         -----------    -----------
                                                           1,278,796        970,348
OTHER INVESTMENTS                                            147,602        323,847
OTHER ASSETS                                                 191,431        206,978
                                                         -----------    -----------
TOTAL ASSETS                                             $ 5,027,160    $ 4,787,399
                                                         ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                    $   295,468    $   164,972
     Accrued salaries, wages, payroll taxes                  385,354        310,643
     Other accrued expenses                                   57,152         62,193
                                                         -----------    -----------
     TOTAL CURRENT LIABILITIES                               737,974        537,808

DEFERRED INCOME TAXES                                        121,000        121,000

SHAREHOLDERS' EQUITY:

      Common stock                                            26,722         26,722
      Additional paid-in capital                           2,276,111      2,276,111
      Retained earnings                                    3,021,409      2,981,814
      Less:
         Receivable from ESOP                               (108,806)      (108,806)
         Stock subscription receivable                       (80,000)       (80,000)
         Deferred R&D expense                               (967,250)      (967,250)
                                                         -----------    -----------
TOTAL SHAREHOLDERS' EQUITY                                 4,168,186      4,128,591
                                                         -----------    -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                         $ 5,027,160    $ 4,787,399
                                                         ===========    ===========

     See accompanying notes to condensed consolidated financial statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Three Months Ended         Six Months Ended
                                              March 31                  March 31
                                       -----------------------   -----------------------
                                         1996          1995         1996         1995
                                       ----------   ----------   ----------   ----------
Net sales                              $1,040,270   $1,014,890   $1,979,605   $1,920,231
Cost of goods sold                        290,372      256,066      561,598      465,247
                                       ----------   ----------   ----------   ----------
                                          749,898      758,824    1,418,007    1,454,984

Selling, general and administrative
expenses                                  706,273      731,290    1,377,483    1,363,839
                                       ----------   ----------   ----------   ----------
                                           43,625       27,534       40,524       91,145

Interest and other income                   8,578       13,192       21,733       27,508
                                       ----------   ----------   ----------   ----------

Earnings before income taxes               52,203       40,726       62,257      118,653

Provisions for income taxes                19,002       15,304       22,662       43,670
                                       ----------   ----------   ----------   ----------

Net income                             $   33,201   $   25,422   $   39,595   $   74,983
                                       ==========   ==========   ==========   ==========

Net income per share of common stock
  (based on weighted average)
                                       $      .01   $      .01   $      .01   $      .03
                                       ==========   ==========   ==========   ==========

Weighted average common and common
  equivalent shares                     2,672,278    2,672,278    2,672,278    2,672,278
                                       ==========   ==========   ==========   ==========



     See accompanying notes to condensed consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended
                                                                   March 31
                                                          --------------------------
                                                             1996            1995
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                         $    39,595    $    74,983
     Adjustments to reconcile net earnings to net cash
       used in operating activities:
         Depreciation and amortization                         60,882         29,577
         Loss from limited partnership                           --            7,060
    Change in current assets and current liabilities:
         Accounts receivable                                  (42,598)       (93,707)
         Inventory                                           (612,687)      (235,567)
         Other current assets                                  (6,501)        29,986
         Accounts payable                                     130,496        (35,960)
         Income taxes payable                                    --            1,670
         Accrued salaries, wages, payroll taxes and
          other accrued expenses
                                                               69,670       (104,283)
                                                          -----------    -----------
         NET CASH USED IN OPERATING ACTIVITIES               (361,143)      (326,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Long-term investment                                     176,245           --
     (Additions to) reduction of other assets                  12,547        (80,636)
     Purchase of property, plant and equipment               (366,330)       (75,596)
                                                          -----------    -----------
         NET CASH USED IN INVESTING ACTIVITIES               (177,538)      (156,232)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Receipt of stock subscriptions                              --           40,000
                                                          -----------    -----------
         NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                 --           40,000
                                                          -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                    (538,681)      (442,473)

CASH AND CASH EQUIVALENTS, at beginning of period             689,420      1,157,942
                                                          -----------    -----------
CASH AND CASH EQUIVALENTS, at end of period               $   150,739    $   715,469
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the six months ended March 31 for:
    Income taxes                                          $      --      $    42,000
                                                          ===========    ===========


     See accompanying notes to condensed consolidated financial statements.



        OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MARCH 31, 1996
                                   (UNAUDITED)

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

2.       Inventory
                                                     March 31,     September 30,
                                                       1996            1995
                                                    ----------      ----------
         Inventory consists of:
             Raw materials                          $1,328,744      $  863,694
             Finished goods                          1,091,609         943,972
                                                    ----------      ----------
                                                    $2,420,353      $1,807,666
                                                    ==========      ==========

3.       Long-Term Investments

         Long-term investments include:
                                                     March 31,     September 30,
                                                       1996            1995
                                                    ----------      ----------
         Investment in cash surrender value
           of life insurance                        $   86,076      $  262,321
         Investment in limited partnership              61,526          61,526
                                                    ----------      ----------
                                                    $  147,602      $  323,847
                                                    ==========      ==========

         The investment in limited partnership is a $142,000 cash investment for a 30% limited partnership interest in a partnership formed to develop processes or devices for inhibiting rejection in connection with organ transplant procedures. The general partner of the limited partnership is a corporation owned by a significant shareholder of the Company.

         In addition, the Company placed 383,500 shares of common stock of the Company in escrow for release pursuant to a Stock Award Agreement to the general partner/shareholder on the attainment of specific milestones in the development of the concept to be used in the limited partnership project. The Stock Award Agreement expires October 31, 1998. These shares have been valued at $967,250.

4.       Shareholders' Equity

         Changes in shareholders' equity during the six months ended March 31, 1996 were as follows:

         Shareholders' equity at September 30, 1995     $4,128,591
         Net earnings                                       39,595
                                                        ----------

         Shareholders' equity at March 31, 1996         $4,168,186
                                                        ==========

5.       Supplemental Disclosure of Cash Flow Information

         The Company paid $149 and $221 in interest during the six months ended March 31, 1996 and 1995, respectively.


Item 2.  Management's Discussion and Analysis

Liquidity and Capital Resources

As of March 31, 1996, the Company had working capital of $2,671,357 as compared to $2,748,418 at September 30, 1995 and no long-term debt. As of March 31, 1996, the Company had $150,739 in cash as compared to $689,420 at September 30, 1995.

During the six months ended March 31, 1996, the Company used $407,097 in cash in operating activities, including an increase of $612,687 in inventory offset by an increase of $130,496 in accounts payable.

The Company used $131,584 in investing activities during the six months ended March 31, 1996, mainly in the purchase of equipment and property used for continuing operations.

The Company has commenced construction of an addition of approximately 15,000 square feet to its corporate headquarters on land previously owned by the Company. The Company anticipates a cost of approximately $450,000 for this project and intends to secure funding by a mortgage of $400,000 with the remaining cost to be supplied by the Company's operations. The Company has obtained a line of credit of $500,000, subject to certain terms and conditions related to the Company's financial performance. As of March 31, 1996, the Company had not drawn on this line of credit.

The Company's subsidiary, Oxboro Outdoors, recently received a letter of intent from NFL Properties, Inc., whereby Oxboro Outdoors would have the right to use team names, logos, conference designation, and various copyrights of the National Football League on fishing tackle. The Company has not determined whether to use internal funds or obtain outside financing to fund this project.

Other than the matters discussed above, management is not aware of any trends, commitments, events, or uncertainties that will or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

Net sales during the three-month and six-month periods ended March 31, 1996, increased by 2.5% and 3.1%, respectively, as compared to the corresponding periods in the previous fiscal year. Medical sales for fiscal 1996 for the three-month and six-month periods were $995,323 and $1,918,641, representing increases of 1.3% and 2.0% compared to the corresponding prior periods. Increases were realized in sales to dealer/distributors and surgical procedure kit packing companies while sales to hospitals and international distributors declined.

Oxboro Outdoor sales for fiscal 1996 for the three-month and six-month periods were $44,947 and $60,964, compared to $33,133 and $40,075 for the comparable prior periods. The increases of Oxboro Outdoors sales continue to result mainly from sales of tackle products added to the product line through acquisitions in fiscal 1995.

Gross margin was 71.6% for the first six months of 1996 and 75.8% for the first six months of 1995. Manufacturing inefficiencies accounted for substantially all of the reduction in gross margin.

Selling, general and administrative expenses during the three-month and six-month periods ended March 31, 1996, decreased by 3.4% and increased by 1%, respectively, as compared to the corresponding periods in the previous fiscal year. Decreases in Oxboro Medical expenses primarily resulted from legal expenses and compensation reductions. Oxboro Outdoors' expenses were up slightly due to additions to staff and increased marketing activities offset by reduction in printing expenses.

Earnings before taxes during the three-month and six-month periods ended March 31, 1996, were $52,203 and $62,257, which represents an increase of 28% and a decrease of 48%, respectively, as compared to the corresponding periods in the previous fiscal year. For the three months, the increase is attributable to lower selling, general and administrative expenses offset partially by increased cost of goods. The six-month decrease in earnings before taxes resulted from higher cost of goods and selling, general and administrative expenses.


Forward-Looking Statements.

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: acceptance of new products, pricing strategies of competitors, general conditions in the industries served by the Company's products, and overall economic conditions, including inflation.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               11 - Per share earnings computation

               27 - Financial Data Schedule

         (b)  Reports on Form 8-K

                 No Reports on Form 8-K were filed during the quarter ended March 31, 1996.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  OXBORO MEDICAL INTERNATIONAL, INC.


Dated:  May 13, 1996              By  /s/ Harley Haase
                                      Harley Haase
                                      Its President and Chief Executive Officer


Dated:  May 13, 1996              By  /s/ Larry A. Rasmusson
                                      Larry A. Rasmusson
                                      Its Chief Financial and Accounting Officer