Form 10-Q
period 1996-06-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1996-08-14
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
  Act of 1934

For the quarterly period ended June 30, 1996

_____ Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No. 0-18785

                       OXBORO MEDICAL INTERNATIONAL, INC.
- -----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Minnesota                                    41-1391803
- --------------------------------      ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

13828 Lincoln Street NE, Ham Lake, Minnesota                         55304
- -----------------------------------------------------------    ----------------
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:          (612) 755-9516
                                                      -------------------------

                                    No Change
 ------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                2,672,278 shares of Common Stock at July 31, 1996



                       OXBORO MEDICAL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
                          Part I. Financial Information

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets as of June 30, 1996 (unaudited) and September 30, 3 1995

                Condensed Consolidated Statements of Operations for Three Months and Nine Months Ended 4 June 30, 1996 and 1995 (unaudited)

                Condensed Consolidated Statements of Cash Flows for Nine Months Ended June 30, 1996 and 5 1995 (unaudited) Notes to Condensed Consolidated Financial Statements (unaudited) 6 Item 2. Management's Discussion and Analysis 7 Part II. Other Information Item 6. Exhibits and Reports on Form 8-K 9 Signatures 10

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,   September 30,
                                                             1996            1995
                                                      ------------   ------------
                                                                       (unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                         $    40,407   $   689,420
      Accounts receivable, less allowance for doubtful
         accounts of $20,868 and $17,547, respectively      608,054       577,296
      Interest receivable                                    16,485        15,134
      Inventories                                         2,535,642     1,807,666
      Deferred income taxes                                  74,000        74,000
      Other current assets                                  120,266       122,710
                                                        -----------   -----------
      TOTAL CURRENT ASSETS                                3,394,854     3,286,226

PROPERTY AND EQUIPMENT:
      Building                                              884,812       472,020
      Land                                                   57,211        57,211
      Furniture and equipment                             1,134,420       728,802
                                                        -----------   -----------
                                                          2,076,443     1,258,033
      Less accumulated depreciation                        (569,394)     (484,412)
                                                        -----------   -----------
                                                          1,507,049       773,621
      Construction in progress                                 --         196,727
                                                        -----------   -----------
                                                          1,507,049       970,348
OTHER INVESTMENTS                                           388,238       323,847
OTHER ASSETS                                                200,884       206,978
                                                        -----------   -----------
      TOTAL ASSETS                                      $ 5,491,025   $ 4,787,399
                                                        ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term obligations        $     6,505          --
     Note payable to bank                                    30,000          --
     Accounts payable                                       231,323   $   164,972
     Accrued salaries, wages, payroll taxes                 389,858       310,643
     Other accrued expenses                                  43,337        62,193
                                                        -----------   -----------
     TOTAL CURRENT LIABILITIES                              701,023       537,808
                                                        -----------   -----------
LONG TERM OBLIGATIONS                                       393,495          --
DEFERRED INCOME TAXES                                       121,000       121,000
SHAREHOLDERS' EQUITY:
      Common stock                                           26,722        26,722
      Additional paid-in capital                          2,276,111     2,276,111
      Retained earnings                                   3,121,230     2,981,814
      Less:
         Receivable from ESOP                              (101,306)     (108,806)
         Stock subscription receivable                      (80,000)      (80,000)
         Deferred R&D expense                              (967,250)     (967,250)
                                                        -----------   -----------
TOTAL SHAREHOLDERS' EQUITY                                4,275,507     4,128,591
                                                        -----------   -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY
                                                        $ 5,491,025   $ 4,787,399
                                                        ===========   ===========

     See accompanying notes to condensed consolidated financial statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended                        Nine Months Ended
                                                      June 30                                   June 30
                                        -------------------------------------     -------------------------------------
                                             1996                 1995                 1996                 1995
                                        ----------------     ----------------     ----------------     ----------------

Net sales                                  $1,096,022              976,626           $3,075,627           $2,896,858
Cost of goods sold                            315,639              234,300              877,237              699,547
                                        ----------------     ----------------     ----------------     ----------------
                                              780,383              742,326            2,198,390            2,197,311

Selling, general and administrative
expenses                                      680,540              679,147            2,058,023            2,042,986
                                        ----------------     ----------------     ----------------     ----------------
                                               99,843               63,179              140,367              154,325

Interest and other income (expense)
                                                  (22)              13,782               21,711               41,290
                                        ----------------     ----------------     ----------------     ----------------

Earnings before income taxes                   99,821               76,961              162,078              195,615

Provisions for income taxes                         -               29,244               22,662               72,914
                                        ----------------     ----------------     ----------------     ----------------

Net earnings                              $    99,821         $     47,717         $    139,416         $    122,701
                                        ================     ================
                                                                                  ================     ================

Net earnings per share of common
  stock (based on weighted average)
                                                $ .04                 $.02                 $.05                 $.05
                                        ================     ================     ================
                                                                                                       ================

Weighted average common and common
  equivalent shares                         2,672,278            2,672,278            2,672,278            2,672,278
                                        ================     ================     ================     ================



See accompanying notes to condensed consolidated financial statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                      Nine Months Ended
                                                                                           June 30
                                                                            --------------------------------------
                                                                                 1996                  1995
                                                                            ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                                $ 139,416           $   122,701
     Adjustments to reconcile net earnings to net cash used in operating activities:
         Depreciation and amortization                                              89,482                42,838
         Loss from limited partnership                                                   -                10,590
    Change in current assets and current liabilities:
         Accounts receivable                                                       (30,758)             (109,845)
         Inventories                                                              (727,976)             (338,536)
         Other current assets                                                        2,444                48,644
         Accounts payable                                                           66,351               (59,098)
         Income taxes payable                                                         -                   25,052
         Accrued salaries, wages, payroll taxes and other accrued expenses
                                                                                    60,359               (16,446)
                                                                            ----------------      ----------------
         NET CASH USED IN OPERATING ACTIVITIES                                    (400,682)             (274,100)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Long-term investment                                                          (64,391)                    -
     (Additions to) reduction of other assets                                          243               (90,716)
     Purchase of property, plant and equipment                                    (621,683)             (104,964)
                                                                            ----------------      ----------------
         NET CASH USED IN INVESTING ACTIVITIES                                    (685,831)             (195,680)
                                                                            ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on note payable to bank                                         30,000                     -
     Proceeds from issuance of long-term obligations                               400,000                     -
     Receipt of stock subscriptions                                                  7,500                40,000
                                                                            ----------------      ----------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                                   437,500                40,000
                                                                            ----------------      ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (649,013)             (429,780)

CASH AND CASH EQUIVALENTS, at beginning of period                                  689,420             1,157,942
                                                                            ================      ================
CASH AND CASH EQUIVALENTS, at end of period                                      $  40,407            $  728,162
                                                                            ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the nine months ended June 30 for:
    Income taxes                                                                  $      -             $  47,862
    Interest                                                                         7,071                   266


See accompanying notes to condensed consolidated financial statements.



        OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1996
                                   (UNAUDITED)

1.       Interim Financial Statements

         The interim financial statements include the accounts of Oxboro Medical International, Inc. ("Medical") and its wholly-owned subsidiary, Oxboro Outdoors, Inc. ("Outdoors"). The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended September 30, 1995.

2.       Inventories

                                                                  June 30,           September 30,
                                                                    1996                   1995
                                                               ----------------      ------------------
         Inventories consist of:
             Raw materials                                        $1,394,603              $   863,694
             Finished goods                                        1,141,039                  943,972
                                                               ----------------      ------------------
                                                                  $2,535,642               $1,807,666
                                                               ================      ==================

3.       Long-Term Investments

         Long-term investments include:

                                                                  June 30,           September 30,
                                                                    1996                   1995
                                                               ----------------      ------------------
              Investment in cash surrender value of life
              insurance                                         $    326,712              $   262,321
              Investment in limited partnership                       61,526                   61,526
                                                               ================      ==================
                                                                $    388,238              $   323,847
                                                               ================      ==================

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

4.       Note Payable to Bank

         The Company has a $500,000 revolving line of credit agreement with a bank bearing interest at .50% over the bank's prime rate (effective rate of 8.75% at June 30, 1996), collateralized by inventories and accounts receivable.

5.       Long-term Obligations

         The Company has a note payable to a bank payable in monthly installments of principal and interest at .50% over the bank's prime rate (effective rate of 8.75% at June 30, 1996) through January 2001 at which time all unpaid principal and interest is due, collateralized by the Company's building.

6.       Shareholders' Equity

         Changes in shareholders' equity during the nine months ended June 30, 1996 were as follows:

         Shareholders' equity at September 30, 1995       $4,128,591
         Receipt on ESOP receivable                            7,500
         Net earnings                                        139,416
                                                          ----------

         Shareholders' equity at June 30, 1996            $4,275,507
                                                          ==========


Item 2.  Management's Discussion and Analysis

Liquidity and Capital Resources

As of June 30, 1996, the Company had working capital of $2,693,831 as compared to $2,748,418 at September 30, 1995 and $400,000 in long-term obligations. As of June 30, 1996, the Company had $40,407 in cash as compared to $689,420 at September 30, 1995.

During the nine months ended June 30, 1996, the Company used $400,682 in operating activities, including an increase of $727,976 in inventories offset by an increase of $66,351 in accounts payable.

The Company used $685,831 in investing activities during the nine months ended June 30, 1996, principally $621,683 for the purchase of property and equipment used for the Company's expanded facility. The Company added approximately 15,000 square feet to its corporate headquarters. The cost for this project was approximately $450,000, funded by a mortgage of $400,000 and cash from the Company's operations. The Company has obtained a line of credit of $500,000, subject to certain terms and conditions related to the Company's financial performance. As of June 30, 1996, the Company has drawn $30,000 on this line of credit.

Other than the matters discussed above, management is not aware of any trends, commitments, events, or uncertainties that will or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

Net sales during the three-month and nine-month periods ended June 30, 1996, increased by 12% and 6%, respectively, as compared to the corresponding periods in the previous fiscal year. Medical sales for fiscal 1996 for the three-month and nine-month periods were $1,028,360 and $2,947,001, representing increases of 9% and 5% compared to the corresponding prior periods. Oxboro Outdoors sales for fiscal 1996 for the three-month and nine-month periods were $67,662 and $128,626, respectively, representing increases of 82% and 67% over the prior year periods.

The sales increases resulted from a combination of new customers for both Oxboro Medical and Oxboro Outdoors, increased sales of current medical products to existing medical customers, and sales of new medical products and Outdoors products acquired during 1995. Medical unit sales increased by more than the increase in dollar sales because of the Company's emphasis on increasing its customer base in an increasingly competitive marketplace through aggressive pricing strategies.

Gross margin was 71% for the third quarter and 72% for the nine-month period in fiscal 1996, as compared to 76% for the corresponding periods in fiscal 1995. The reductions in gross margin result from competitiveness in the markets served, variation of the product mix and inefficiencies in manufacturing initially encountered in late 1995. Management is attempting to resolve the production problems in order to improve productivity and reduce manufacturing costs.

Selling, general and administrative expenses during the three-month and nine-month periods ended June 30, 1996, increased by less than 1% and 1%, respectively, as compared to the corresponding periods in the previous fiscal year. During the three months ended June 30, 1996, medical expenses decreased by $8,527, or 2%, primarily as a result of reduced bonus, research and development, sales samples and convention expenses. During the same period, Outdoors expenses increased by $27,386, or 16%, reflecting increased wages, outside services, consultation fees and rent, offset by reduced expenses for printing and conventions.

Earnings before taxes during the three-month and nine-month periods ended June 30, 1996, increased by 109% and 14%, respectively, as compared to the corresponding periods in the previous fiscal year. The increases are attributable to increased sales of both Medical and Outdoors products and lower selling, general and administrative expenses offset partially by costs associated with manufacturing inefficiencies. Provision for income taxes for the third quarter of 1996 includes recognition of research and development credits received.

Forward-Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: acceptance of new products, pricing strategies of competitors, general conditions in the industries served by the Company's products, and overall economic conditions, including inflation and consumer buying patterns.



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               11 - Per share earnings computation

               27 - Financial Data Schedule

         (b)  Reports on Form 8-K

              No Reports on Form 8-K were filed during the quarter ended June 30, 1996.



                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             OXBORO MEDICAL INTERNATIONAL, INC.


Dated:  August    , 1996        By   /s/ Harley Haase
                                     -------------------------------------------
                                     Harley Haase
                                     Its President and Chief Executive Officer


Dated:  August    , 1996        By   /s/ Larry A. Rasmusson
                                     -------------------------------------------
                                     Larry A. Rasmusson
                                     Its Chief Financial and Accounting Officer