Form 10KSB
period 1996-09-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1996-12-30
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB

__x__    Annual Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the fiscal year ended September 30, 1996

____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $.01 per share

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_|    No |X|

         Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year.  $4,149,718.

         Based upon the closing price of the issuer's Common Stock as reported by The Nasdaq Small-Cap Market, the aggregate market value of such Common Stock held by nonaffiliates of the issuer as of December 13, 1996, was approximately $1,916,377.

         As of December 13, 1996 there were 2,672,278 shares of the issuer's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Information required under Part II, Item 8 and Part III, Items 9-12 is incorporated by reference from the Registrant's Proxy Statement to be mailed to shareholders in connection with the 1997 Annual Meeting (the "Proxy Statement").

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

(b)      Narrative Description of Business.

         Principal Products. Principal products produced and sold by Oxboro include silicone loops, silicone and fabric clamp covers, instrument guards, BP cuff protectors, suture aid booties, identification sheet and roll tape, disposable scalpels, bulldog vascular clamps, and various holders and organizers for instruments used in the operating room.

         Oxboro has developed and is conducting market analysis as to the feasibility of introducing the following products:

         1.       Sheet and Roll Tape Removal System;

         2.       Instrument Tape and Instrument Guard Carousel; and

         3. Additional types and styles of instrument guards for protection of instruments during storage, handling and sterilization.

         Oxboro uses a clean room facility to assemble, package, and inspect its products. Raw materials for the products are produced to Oxboro's specifications by various vendors. The assembled products that are sold sterile are sent to an independent contract sterilizer.

         Outdoors has developed a line of products for the fishing, hunting and related outdoors recreational market, some of which use common vendors and materials used in production by Oxboro. The main features of a number of these products include: durable, non-toxic closed-cell polyethylene foam fabrication, self-adhesion (requiring no tools for installation), simple installation, weather resistance, and functional design.

         Outdoors' basic products generally fall into one of the following groups: holders and other storage systems, including fishing rod, net, and drink holders; accessory hangs for lures and other items, utility straps, fishing lures and other accessories, and a variety of other products useful for fishing or hunting.

         In fiscal 1996, Outdoors entered into a License Agreement with NFL Properties, Inc. that gives Outdoors the right to manufacture and sell fishing tackle printed with logos of National Football League teams. Currently, these logos are printed on three types of tackle for each of the 30 NFL football teams.

         Product Distribution. Medical products are marketed through Oxboro's telemarketing department directly to hospitals throughout the United States and Canada and through dealers and kit packaging companies. International sales of medical products are made through distributors secured by Oxboro. International sales accounted for approximately 7.0% and 6.4% of medical product net sales during fiscal 1996 and 1995, respectively.

         Outdoors products are sold to retailers using field salespersons and telemarketers. Outdoors has developed television advertising, an infomercial, a video product catalog, and printed catalogs to market directly to consumers, retailers and distributors.

         Sources of Supply. The raw materials used for the extruding, molding, and weaving of the Company's various products are readily available from multiple sources.

         Patents, Trademarks, Licenses. Many of the products currently being marketed by the Company are not unique, and, therefore, the Company believes that the effect of patents, licenses, franchises, or other intellectual or intangible property concessions on other than a few select products would be negligible.

         In the event the Company substantially develops and tests any new unique products, patent protection could be important. Such protection may not be available. In the event the Company attempts to secure such patents, the Company is likely to incur substantial costs.

         The Company commenced filing for patent pending status during fiscal 1996 on two medical products, the Endo/Ortho Instrument Usage Tracker and the Web Instrument Guard. No assurance can be given that patents will be issued for these products or, if issued, will provide a competitive advantage.

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

         Research and Development Expenditures. In the fiscal years ended September 30, 1996 and 1995, the Company spent $43,249 and $30,372, respectively, for research and development, exclusive of personnel costs. In fiscal 1996, $30,664 was spent for development of medical products, and $12,585 was spent for development of recreational products. In fiscal 1995, $23,785 was spent for medical products and $6,587 for development of recreational products.

         Government Regulation. Because Oxboro manufactures and sells medical products, both the products and the manufacturing procedures are subject to regulation by the federal Food and Drug Administration. As a result, Oxboro is subject to extensive rules and regulations, compliance with which may require expenditure of sufficient amounts. In addition, should Oxboro fail to comply with such regulations it would be subject to administrative and criminal actions, which could have a material adverse effect on the Company's business.

         Employees. As of December 13, 1996, the Company, including Outdoors, employed 52 persons on a full-time basis, including two in management, 14 in sales, 27 in production and shipping, and 9 in general and administration. The Company also employed 10 persons on a part-time basis in production.


ITEM 2.    DESCRIPTION OF PROPERTY

         The Company's office, manufacturing, and warehouse facilities are located in a 30,000 square foot building on 2.41 acres in Ham Lake, a suburb of Minneapolis, Minnesota. Outdoors rents an additional 1,500 square feet in Hermantown, Minnesota.


ITEM 3.    LEGAL PROCEEDINGS

         Not applicable.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended September 30, 1996, no matter was submitted to a vote of security holders.


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

                                                      HIGH             LOW
         FISCAL 1996
              First Quarter                          $1 9/16         $1 3/8
              Second Quarter                          1 9/16          1 3/16
              Third Quarter                           1 1/4           1 1/8
              Fourth Quarter                          1 3/16          1

         FISCAL 1995
              First Quarter                          $1 5/8          $1 3/8
              Second Quarter                          1 5/8           1 1/2
              Third Quarter                           1 5/8           1 1/4
              Fourth Quarter                          1 11/16         1 1/4

         There were approximately 607 holders of record as of December 13, 1996. The Company has paid no cash dividends on Common Stock.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         Oxboro Medical International, Inc.'s only business operation until 1993 was as a supplier of single-use supplies to hospital operating rooms and central supply departments. Approximately 70% of the Company's sales volume has been from direct sales (telemarketing sales) to approximately 3500 hospitals nationwide and in Canada, with 7% from international distributors and the remaining sales divided equally between dealers and kit packaging/OEM customers. In 1993, Outdoors was established as a wholly-owned subsidiary to develop, manufacture and market outdoor recreational products. Many of the original Outdoors products used medical and surgical technologies in developing and marketing new products in the outdoor recreational markets. Outdoors sales began in January 1994, with the introduction of 60 products designed for fishing, hunting and related outdoors activities.

         Since 1994, Outdoors has acquired four tackle companies which added approximately 2,700 products to the Outdoors products line. There are four sales personnel in Outdoors whose responsibility is to set up channels of distribution and build a dealer network. Initially, geographic emphasis was placed entirely on the state of Minnesota, but the current market strategy is to gain retail distribution in the Upper Midwest, including Minnesota, Wisconsin, Iowa, Illinois, North Dakota, South Dakota and Michigan. Outdoors continues to develop product sales sheets and attends several sporting shows. Outdoors also developed an "informercial" with an 800 number for consumers to purchase products directly.

         In fiscal 1996, Outdoors entered into a license agreement with NFL Properties, Inc. that gives Outdoors the right to manufacture and sell fishing tackle printed with logos and names of National Football League teams. Currently, these logos and names are printed on three types of tackle for each of the 30 NFL football teams.

         In fiscal 1996, Oxboro introduced the Endo/Ortho Instrument Usage Tracker, which is used to count the number of times an instrument has been used during a surgical procedure, Open-Cell Foam Guards and Tray Liners to protect instruments during sterilization, the Dressing/Cast Cover, which is worn by patients during showering to prevent both dressings and casts from becoming damp, and the IV/Tube Holder to assist in the organization of tubes and wires.

         The Company continues to commit itself to developing additional medical and surgical products for introduction during next year and beyond, as part of its strategy to increase penetration of existing markets and to increase sales.

Results of Operations

         Net sales for the Company were $3,877,167 in fiscal 1995 and increased by 7% to $4,149,718 in fiscal 1996. The Company performed well in the medical and surgical products market, and Outdoor sales continue to grow. Sales for the medical and surgical products for the year ended September 30, 1996, were $3,995,568 compared to $3,775,285 for the year ended September 30, 1995, which represents an increase of 6%, or $220,283. The largest dollar (approximately $69,000) and percentage sales increase (19%) was attributable to sales to OEM accounts. Direct hospital sales increased by 1% and accounted for increased sales of approximately $34,000.

         Outdoors sales for the year ended September 30, 1996 were $154,150, versus $101,882 in the previous year. Increased revenue resulted in part from an increased number of retail outlets handling Outdoors' products and increased sales to existing retail outlets. (See note I to the Consolidated Financial Statements for segment information for Oxboro and Outdoors.

         Consolidated gross margin was 65% in fiscal 1996 and 75% in fiscal 1995. For fiscal 1996, Oxboro's gross margin was 68% in 1996, while Outdoors' gross margin was negative 10%. The reduction in gross margin for Oxboro can be attributed to manufacturing inefficiencies, write-offs of inventory and additions to obsolescence reserves for inventory. The lower gross margin for Outdoors can be attributed to increased operating costs from extraordinary start-up expenses and expansion of product lines and business and manufacturing inefficiencies, and setting up a reserve for inventory.

         During fiscal 1996, selling, general and administrative ("SG&A") expenses decreased 1%, or $14,670, from $2,629,936 in fiscal 1995 to $2,615,266 in fiscal 1996. For fiscal 1996, SG&A expenses decreased approximately 5% as a percentage of sales. Decreased expenses for Oxboro resulted from a decrease of $266,240 in executive bonuses as a result of the reduced earnings of the Company, legal expense decreases of $38,145 and decreased convention expenses of $12,588 resulting from the elimination of one convention and taking fewer personnel to the remaining conventions. These expense reductions were partially offset by increases in wages of $71,301 resulting from annual salary increases and additional staffing, increased printing costs of $16,663 for the printing of the Home Health Care Product Catalog and printing of new product sales sheets, increases in bank charges relating to the newly established credit line and depreciation and amortization expense increases of $29,396 resulting from the purchase of additional tools and furniture and fixtures and a write-off of $18,151 for obsolete equipment.

         The increases in Outdoors expenses for fiscal 1996 of 12% over fiscal 1995 were mainly due to increases in wages expense of $81,632 due to annual performance reviews and additional staffing, an increase of $16,936 in selling expenses (auto, travel and sales samples), increase of $32,190 in consulting expenses and a small increase in a variety of miscellaneous SG&A expenses. These expenses were somewhat offset by reductions in advertising expense of $16,786 due to placement of less advertising and in lower printing expense of $77,933.

         In fiscal 1996 earnings before income taxes were $102,242, as compared to $324,039 in fiscal 1995, a decrease of almost 70%. The decrease in fiscal 1996 is mainly due to the reduction in gross margin previously discussed.

Liquidity and Capital Resources

         As of September 30, 1996, the Company had working capital of $1,936,742 as compared to $2,748,418 at September 30,1995. Of this reduction, $771,000 resulted from the reclassification of certain inventory to a long-term asset. Also, at September 30, 1996, the Company had $392,060 in long-term debt, and $13,323 in cash and cash equivalents.

         During the year ended September 30, 1996, the Company used $415,052 net cash in operating activities, including an increase of $774,283 in inventories offset by an increase of $47,645 in accounts payable.

         The Company used $318,126 net cash in investing activities during the fiscal year ended September 30, 1996, principally for the purchase of property and equipment used for the Company's expanded facility. The Company added approximately 15,000 square feet to its corporate headquarters. The cost for this project was approximately $450,000, funded by a mortgage of $400,000 and cash from the Company's operations. The Company has obtained a line of credit of $1,000,000 subject to certain terms and conditions related to the Company's financial performance. As of September 30, 1996, the Company has drawn $50,000 on this line of credit.

         During fiscal 1997, the Company expects continued investment in Outdoors to increase market awareness and continue the development of products and distribution channels. The amount of this investment cannot be quantified at this time. Also, the Company anticipates additional cash investment for the manufacturing and marketing of licensed products.

         Other than the matters discussed above, management is not aware of any trends, commitments, events, or uncertainties that will or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Forward Looking Statements

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

ITEM 7. FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants

Consolidated Balance Sheet, September 30, 1996

For the years ended September 30, 1996 and 1995:

         Consolidated Statements of Earnings

         Consolidated Statements of Shareholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements



            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
   Oxboro Medical International, Inc.

                We have audited the accompanying consolidated balance sheet of Oxboro Medical International, Inc. and Subsidiary as of September 30, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxboro Medical International, Inc. and Subsidiary as of September 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Minneapolis, Minnesota
December 13, 1996




                    CONSOLIDATED FINANCIAL STATEMENTS


            OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEET

                            SEPTEMBER 30, 1996

                ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $    13,323
   Receivables
     Trade, net of allowance of $19,958                                    580,104
     Interest                                                               21,067
   Inventories                                                           1,810,949
   Deferred income taxes                                                   116,000
   Other current assets                                                    102,952
                                                                       -----------

                Total current assets                                     2,644,395


PROPERTY, PLANT AND EQUIPMENT - AT COST
   Land                                                                     57,211
   Building                                                                884,812
   Furniture and equipment                                               1,127,294
                                                                       -----------
                                                                         2,069,317
   Less accumulated depreciation                                           642,427
                                                                       -----------
                                                                         1,426,890


OTHER ASSETS
   Investments                                                             410,816
   Inventories                                                             771,000
   Other                                                                   203,945
                                                                       -----------

                                                                       $ 5,457,046
                                                                       ===========



                LIABILITIES AND
                   SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable to bank                                                $    50,000
   Current maturity of long-term obligation                                  7,521
   Accounts payable                                                        212,617
   Accrued salaries, wages and payroll taxes                               337,426
   Income taxes payable                                                     29,103
   Other accrued expenses                                                   70,986
                                                                       -----------

                Total current liabilities                                  707,653

LONG-TERM OBLIGATION, less current maturities                              392,060

DEFERRED INCOME TAXES                                                      123,000

COMMITMENTS AND CONTINGENCIES                                                 --

SHAREHOLDERS' EQUITY
   Undesignated shares, $.01 par value; 5,000,000 shares authorized;
      no shares issued or outstanding                                         --
   Common stock, $.01 par value; 5,000,000 shares authorized;
      2,672,278 shares issued and outstanding                               26,723
   Additional paid-in capital                                            2,276,110
   Retained earnings                                                     3,080,056
                                                                       -----------
                                                                         5,382,889
   Receivable from employee stock ownership plan                          (101,306)
   Stock subscription receivable                                           (80,000)
   Shares in escrow related to research and development arrangement       (967,250)
                                                                       -----------
                                                                         4,234,333
                                                                       -----------

                                                                       $ 5,457,046
                                                                       ===========

The accompanying notes are an integral part of this statement.



                OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            YEARS ENDED SEPTEMBER 30,

                                                     1996            1995
                                                     ----            ----

Net sales                                        $ 4,149,718     $ 3,877,167

Cost of goods sold                                 1,446,635         956,819
                                                 -----------     -----------

                Gross margin                       2,703,083       2,920,348

Selling, general and administrative expenses       2,615,266       2,629,936
                                                 -----------     -----------

                Operating income                      87,817         290,412

Other income (expense)
   Income (loss) from limited partnership              2,639         (13,104)
   Other                                              11,786          46,731
                                                 -----------     -----------

                Earnings before income taxes         102,242         324,039

Income taxes                                           4,000         111,000
                                                 -----------     -----------

                NET EARNINGS                     $    98,242     $   213,039
                                                 ===========     ===========

Net earnings per common share                    $      0.04     $      0.08
                                                 ===========     ===========

Weighted average common shares outstanding         2,672,278       2,672,278
                                                 ===========     ===========

The accompanying notes are an integral part of these statements.



            OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                       Common stock           Additional
                                                  ----------------------       paid-in
                                                   Shares         Amount       capital
                                                   ------         ------      ----------

Balance at October 1, 1994                       2,672,278     $   26,723     $2,276,110

   Payment on ESOP receivable                         --             --             --

   Payment on stock subscription receivable           --             --             --

   Net earnings                                       --             --             --
                                                ----------     ----------     ----------

Balance at September 30, 1995                    2,672,278         26,723      2,276,110

   Payment on ESOP receivable                         --             --             --

   Net earnings                                       --             --             --
                                                ----------     ----------     ----------

Balance at September 30, 1996                    2,672,278     $   26,723     $2,276,110
                                                ==========     ==========     ==========



                                                          Receivable                        Stock in
                                                             from                        escrow related
                                                           employee          Stock       to research and
                                            Retained         stock        subscription     development
                                            earnings     ownership plan    receivable      arrangement      Total
                                            --------     --------------    ----------      -----------      -----
Balance at October 1, 1994                 $2,768,775     $ (116,306)     $ (160,000)     $ (967,250)     $3,828,052

   Payment on ESOP receivable                    --            7,500            --              --             7,500

   Payment on stock subscription receivable      --             --            80,000            --            80,000

   Net earnings                               213,039           --              --              --           213,039
                                           ----------     ----------      ----------      ----------      ----------

Balance at September 30, 1995               2,981,814       (108,806)        (80,000)       (967,250)      4,128,591

   Payment on ESOP receivable                    --            7,500            --              --             7,500

   Net earnings                                98,242           --              --              --            98,242
                                           ----------     ----------      ----------      ----------      ----------

Balance at September 30, 1996              $3,080,056     $ (101,306)     $  (80,000)     $ (967,250)     $4,234,333
                                           ==========     ==========      ==========      ==========      ==========

The accompanying notes are an integral part of these statements.



                OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED SEPTEMBER 30,

                                                                 1996             1995
                                                                 ----             ----
Cash flows from operating activities:
   Net earnings                                              $    98,242     $   213,039
   Adjustments to reconcile net earnings to net cash
     used in operating activities:
       Depreciation and amortization                             180,287         152,331
       Loss from limited partnership                              (2,639)         13,104
       Deferred income taxes                                     (40,000)         47,000
       Change in operating assets and liabilities
         Trade accounts receivable                                (2,808)       (115,690)
         Inventories                                            (774,283)       (499,182)
         Other current assets                                     13,825         (24,615)
         Accounts payable                                         47,645          66,327
         Income taxes payable                                     29,103            --
         Accrued liabilities                                      35,576         (31,847)
                                                             -----------     -----------

                Net cash used in operating activities           (415,052)       (179,533)

Cash flows from investing activities:
   Purchase of property, plant and equipment                    (214,557)       (195,613)
   Additions to other assets                                    (103,569)       (180,876)
                                                             -----------     -----------

                Net cash used in investing activities           (318,126)       (376,489)

Cash flows from financing activities:
   Net borrowings under notes payable to bank                     50,000            --
   Proceeds from ESOP receivable                                   7,500           7,500
   Proceeds from stock subscription receivable                      --            80,000
   Payments on long-term obligations                                (419)           --
                                                             -----------     -----------

                Net cash provided by financing activities         57,081          87,500
                                                             -----------     -----------

Net decrease in cash and cash equivalents                       (676,097)       (468,522)

Cash and cash equivalents at beginning of year                   689,420       1,157,942
                                                             -----------     -----------

Cash and cash equivalents at end of year                     $    13,323     $   689,420
                                                             ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest                                                $    11,636     $    13,026
     Income taxes                                                   --            94,375


Supplemental disclosure of noncash investing and financing activities:
   During 1996, the Company financed the construction of a building addition with debt of $400,000.

The accompanying notes are an integral part of these statements.



            OXBORO MEDICAL INTERNATIONAL, INC. AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1996 AND 1995


NOTE A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Oxboro Medical International, Inc. ("the Company") develops, assembles and markets disposable medical products for use in general and cardiovascular surgery. The Company's wholly-owned subsidiary, Oxboro Outdoors, Inc., develops and markets products for outdoor recreational use.

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

   Accounts Receivable and Customers

   The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due.

   Medical products are primarily marketed directly to hospitals throughout the United States and Canada. Outdoor recreation products are sold primarily to retailers throughout the United States.

   Inventories

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at September 30, 1996:

              Raw materials                      $1,448,151
              Finished goods                      1,133,798
                                                 ----------

                                                 $2,581,949
                                                 ==========

   During 1996 and 1995, the Company produced inventory, valued at approximately $950,000, of certain products, anticipating consumer demands. Although management believes its estimate of carrying value of this inventory is appropriate, it is reasonably possible that in the near term the value of this inventory could decrease significantly which could have a significant adverse material effect to the Company. Inventories in excess of amounts expected to be sold in fiscal 1997 have been classified as long-term.

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


   Income Taxes

   Deferred income tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

   Net Earnings Per Common Share

   Net earnings per common share are based upon the weighted average number of outstanding common shares and common share equivalents, when dilutive.

   Use of Estimates

   Preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting periods. Actual results could differ from those estimates.


NOTE B  -  INVESTMENTS

   Investments consist of the following at September 30, 1996:

              Investment in limited partnership (note C)           $ 62,991
              Cash surrender value of life insurance                347,825
                                                                   --------

                                                                   $410,816
                                                                   ========


NOTE C  -  INVESTMENT IN LIMITED PARTNERSHIP

   The Company has a 30% limited partnership interest in a partnership formed to develop processes or devices for inhibiting rejection in connection with organ transplant procedures. This investment includes cost in excess of the fair value of net assets acquired (goodwill), which is being amortized over a five-year life. The general partner of the limited partnership is a corporation owned by a significant shareholder of the Company (note H).

   In connection with this investment, the Board of Directors authorized the Company to enter into an agreement ("Stock Award Agreement") to issue 383,500 shares of common stock to the general partner with a total fair market value at the date of issuance of $967,250. These shares have been placed in escrow and will be released to the general partner on the attainment of specific project development milestones. Upon attainment of these milestones, shares released from escrow will be charged to research and development expense based on their fair market value at the date the milestones are achieved. The agreement expires on October 31, 1998. As of September 30, 1996, none of the milestones had been met and all 383,500 shares remain in escrow. These shares can be voted by the general partner while in escrow; however, any cash dividends paid would be placed in escrow until the shares are released.


NOTE D  -  NOTE PAYABLE TO BANK

   The Company has a line of credit facility with a bank under which it can borrow up to $1,000,000, subject to a defined borrowing base. Amounts outstanding under the facility are due upon demand or, if no demand is made, on April 30, 1997 and bear interest at prime plus .5% (effective rate of 8.75% at September 30, 1996). The facility is collateralized by substantially all assets of the Company, contains restrictive covenants which include, but are not limited to, minimum tangible net worth and net income and a maximum debt to tangible net worth ratio. Effective September 30, 1996, the Company was in compliance with all covenants. The Company expects to maintain or replace the line of credit under similar terms.


NOTE E  -  LONG-TERM OBLIGATION

   The Company has a term note payable to a bank which is due in monthly installments of principal and interest at the bank's prime rate plus .5% (effective rate of 8.75% at September 30, 1996). The note is due in 2001 and is collateralized by a building. It is subject to the same restrictive covenants as the line of credit (note D).

   Maturities of the long-term obligation are as follows for the years ending September 30:

              1997                                      $  7,521
              1998                                         8,205
              1999                                         8,955
              2000                                         9,770
              2001                                       365,130
                                                        --------

                                                        $399,581
                                                        ========


NOTE F  -  SHAREHOLDERS' EQUITY

   Employee Stock Ownership Plan

   The Board of Directors has adopted an Employee Stock Ownership Plan (ESOP). The Company originally advanced $150,000 to the ESOP for the purchase of 225,000 shares of newly issued common stock at $.67 a share. The loan to the ESOP bears interest at 9% per annum and is to be repaid over 20 years in annual payments of $7,500 plus interest. Repayment by the ESOP will be made from future annual contributions by the Company. The ESOP contributions were approximately $20,000 for each of the years ended September 30, 1996 and 1995.

   Stock Options

   The Company has granted nonqualified stock options to key employees and other individuals providing services to the Company at an exercise price not less than market price as of the date of grant. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

   Option transactions for the two years ended September 30, 1996 are summarized as follows:

                                                 Number             Option
                                               of shares          price range
                                               ---------          -----------

     Outstanding at October 1, 1994             100,000          $2.50 - $2.75

     Granted                                    120,364           1.50 -  1.63
                                                -------

     Outstanding at September 30, 1995          220,364           1.50 -  2.75

     Expired                                    (60,000)              2.50
                                               --------

     Outstanding at September 30, 1996          160,364           1.50 -  2.75
                                                =======

   Options to purchase 132,364 shares were exercisable at September 30, 1996.


NOTE G  -  INCOME TAXES

   Deferred income tax assets and liabilities consist of the following at September 30, 1996:

         Deferred tax assets
           Accrued liabilities                                 $ 54,000
           Allowance for doubtful accounts                        7,000
           Inventories                                           83,000
           Capital loss carryforward                             14,000
           Charitable contribution carryforward                  22,000
           Other                                                  4,000
                                                               --------
                                                                184,000
           Valuation allowance                                  (68,000)
                                                               --------

                                                               $116,000
                                                               ========
         Deferred tax liabilities
           Property and equipment                              $109,000
           Capitalized catalog costs                             14,000
                                                               --------
                                                               $123,000
                                                               ========

   Income tax expense (benefit) consists of the following:

                                                   Years ended
                                                  September 30,
                                         ------------------------------
                                            1996                  1995
                                            ----                  ----
     Currently payable
       Federal                           $ 56,000              $ 56,000
       State                              (12,000)                8,000
                                          -------                ------
                                           44,000                64,000
     Deferred
       Federal                            (37,000)               43,000
       State                               (3,000)                4,000
                                          -------                ------
                                          (40,000)               47,000
                                          -------               -------

                                          $ 4,000              $111,000
                                           ======               =======

   A reconciliation of income taxes at the statutory rate to the actual income taxes provided is as follows:

                                                               Years ended
                                                              September 30,
                                                         ----------------------
                                                          1996            1995

     Federal tax, at statutory rate                       34.0%           34.0%
     State income taxes, net of federal tax benefit
        and credits received                              (9.9)            2.0
     Differences in statutory rates                      (11.4)              -
     Officers life insurance                               7.2             2.0
     Non-deductible entertainment expenses                 4.0              .4
     Adjustment of prior year's accruals                  (3.1)            2.6
     Research and development credits                    (18.5)           (6.2)
     Other                                                 1.6             (.5)
                                                          ----            ----

     Effective rate                                        3.9%           34.3%
                                                          ====            ====

   The Company has a capital loss carryforward of approximately $38,000 available to offset future capital gains and a charitable contribution carryforward of approximately $60,000 which may be carried forward for up to five years. Benefits of these carryforwards will be recognized as they become deductible for tax purposes.


NOTE H  -  RELATED PARTY TRANSACTIONS

   Significant Shareholder

   The Company has entered into several transactions with a significant shareholder and Chief Financial Officer of the Company as described below:

   The shareholder has an employment agreement with the Company. Total compensation earned under this agreement was approximately $233,000 and $339,000 in 1996 and 1995. The employment agreement provides for a five-year term (through March 1998) and includes a non-compete covenant for two years from the date of termination and a provision for severance compensation on termination of employment under certain circumstances during the term of the agreement. A similar employment agreement exists with the Company's president.

   The shareholder has an exclusive license agreement for specified products he developed which pays royalties of 4% of the net sales price of the products sold by the Company. Royalties earned by the shareholder were $26,424 and $21,455 during the years ended September 30, 1996 and 1995.

   Under an exclusive license agreement with the shareholder for specified Oxboro Outdoors, Inc. products invented or developed, royalties ranging from 8% to 9% of the net sales price of the products sold are to be paid. Advance royalties of $112,500 (the maximum under the agreement) were paid prior to 1995 on products accepted for production. These advances were capitalized on the books of the Company when paid and are being amortized as sales of the related products are made. At September 30, 1996, net royalites remaining on the books were approximately $95,000. The shareholder is not entitled to further royalties on such products until net sales of all products eligible for royalties multiplied by the applicable royalty percentage exceeds the sum of all paid royalty advances.

   This shareholder is the sole trustee of, and votes the unallocated shares held in the Company's Employee Stock Ownership Plan, and is also the sole shareholder of the general partner described in note C.

   Other

   A director of the Company received approximately $60,000 during each of the fiscal years ended September 30, 1996 and 1995 for general business consulting and for development and enhancement of the Company's computer capabilities.

   Another director received approximately $10,000 in commissions from the sale of insurance policies to the Company during each of the years ended September 30, 1996 and 1995. This director also received $30,000 in consulting fees related to Oxboro Outdoors, Inc. during each of the years ended September 30, 1996 and 1995.

   Each director of the Company who is not an employee receives a fee for services provided in the amount of $600 per month. The aggregate fees paid to nonmanagement directors for services rendered for the years ended September 30, 1996 and 1995 were approximately $32,000 and $20,000, respectively. The directors also received bonuses of $5,000 each for the year ended September 30, 1995 which totaled $15,000. No bonuses were earned for the year ended September 30, 1996.

   The President of the Company issued a promissory note to the Company in the amount of $160,000 in conjunction with the exercise of stock options. The note bears interest at the stated Applicable Federal Rate (effective rate of 6.64% at September 30, 1996) and is due in annual installments through January 25, 1999; $80,000 remained outstanding under this note at September 30, 1996. Additionally, under a product development incentive agreement, this officer will receive royalties of 4% of net sales of products he developed for the Company. Royalty payments under this agreement do not accrue and will not commence until the officer retires. This officer, and the Chief Financial Officer, participate in a royalty sharing agreement related to certain products jointly developed for the Company and its subsidiary. Provisions of this agreement may affect payment terms of other royalty and license agreements described above.


NOTE I  -  SEGMENT INFORMATION

   Oxboro Medical International, Inc. operates in two industry segments: medical supplies ("Medical") and outdoor recreational products through its wholly-owned subsidiary, Oxboro Outdoors, Inc. ("Outdoors"). Financial information by industry segment as of and for the years ended September 30, 1996 and 1995 is summarized as follows:

                                                          Medical            Outdoors         Consolidated
                                                          -------            --------         ------------
     1996
     ----
     Net sales                                           $3,995,568        $   154,150          $4,149,718
     Direct contribution operating income
       (loss)                                             1,487,189           (799,861)            687,328

     Allocation of corporate expense                       (462,580)          (136,931)           (599,511)
                                                         ----------         ----------          ----------

     Operating income (loss)                             $1,024,609        $  (936,792)        $    87,817
                                                          =========         ==========          ==========

     Identifiable assets                                 $4,090,846         $1,366,200          $5,457,046
                                                          =========          =========           =========

     1995
     ----

     Net sales                                           $3,775,285          $ 101,882          $3,877,167
     Direct contribution operating income
       (loss)                                             1,638,707           (537,710)          1,100,997

     Allocation of corporate expense                       (667,193)          (143,392)           (810,585)
                                                          ---------           --------           ---------

     Operating income (loss)                            $   971,514          $(681,102)        $   290,412
                                                         ==========           ========          ==========
     Identifiable assets                                 $4,008,019          $ 779,380          $4,787,399
                                                          =========           ========           =========

   Direct contribution operating income (loss) represents segment revenues less directly related operating expenditures of the Company's segments. Management believes this is the most meaningful measurement of each segment's results as it excludes consideration of corporate expenses which are common to both business segments.

   Corporate expenses consist principally of senior management's compensation and facility costs of the Company's administrative and distribution headquarters. These costs generally would not be subject to significant reduction upon the discontinuance or disposal of one of the segments.


NOTE J  -  COMMITMENTS

   Leases

   The Company has entered into various operating lease agreements for warehouse space and equipment rental. These agreements may be canceled at any time by the Company. Rent expense was $35,376 and $16,750 for fiscal years ended September 30, 1996 and 1995.

   At September 30, 1996, the future aggregate minimum annual lease payments due under these operating leases for the years ending September 30 are as follows:

              1997                                $15,087
              1998                                  1,730
                                                  -------

                                                  $16,817
                                                  =======

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


NOTE K  -  FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING
           PRONOUNCEMENTS

   The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, which establishes guidance for when to recognize and how to measure impairment losses of long-lived assets and certain identifiable intangibles, and how to value long-lived assets to be disposed of. The Company will adopt this Statement October 1, 1996, and believes such adoption will not have a material effect on the Company's financial position or results of operations.

   Additionally, the FASB has issued SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company will adopt this Statement October 1, 1996, and believes the adoption of this Statement will not have a material effect on the Company's financial position or results of operations.


NOTE L  -  LEGAL PROCEEDINGS

   The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.


NOTE M  -  FOURTH QUARTER ADJUSTMENTS

   During the fourth quarter, the Company recorded reserves for inventory obsolescence of approximately $99,000, which increased cost of sales. The Company also reduced inventories by approximately $153,000 to adjust the year end inventory to the final valuation. This transaction also had the effect of increasing cost of sales in the fourth quarter.


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

                  (b)      Reports on Form 8-K.

                  No Reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OXBORO MEDICAL INTERNATIONAL, INC.


Dated:  December  27, 1996                   By /s/ Harley Haase
                                             ----------------------------------
                                             Harley Haase, President


Dated:  December  27, 1996                   By /s/ Larry A. Rasmusson
                                             ----------------------------------
                                             Larry A. Rasmusson
                                             Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signatures                                          Title                          Date

/s/ Harley Haase                           President, principal         December 27, 1996
-----------------------------------        executive officer,
Harley Haase                               director

/s/ Larry A. Rasmusson                     Chairman of the Board        December 27, 1996
-----------------------------------        and principal financial
Larry A. Rasmusson                         and accounting officer

/s/ Keith A. Olson                         Director                     December 27, 1996
-----------------------------------
Keith A. Olson

/s/ Dennis L. Mikkelson                    Director                     December 27, 1996
-----------------------------------
Dennis L. Mikkelson

/s/ John R. Walter                         Director                     December 27, 1996
-----------------------------------
John R. Walter



                              EXHIBIT INDEX


EXHIBIT     DESCRIPTION                                                    PAGE

  3.1 Articles of Incorporation as restated effective July 27, 1994 were filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1995 (the "1995 10-KSB") and are incorporated herein by reference

  3.2 Amended and Restated Bylaws effective February 23, 1995 were filed as Exhibit 3.2 to the 1995 10-KSB and are incorporated herein by reference

 10.1       Limited Partnership Agreement for Project Heart was filed as
            Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990 (the "1990 10-K") and is incorporated herein by reference

*10.2(a) Stock Award Agreement dated October 1, 1990 between the Registrant and Larry Rasmusson was filed as Exhibit 10.3 to the 1990 10-K and is incorporated herein by reference

*10.2(b) Amendment No. 1 to Stock Agreement, effective June 19, 1991, was filed as Exhibit 10.1 to Report on Form 8-K dated June 19, 1991 ("Form 8-K"), and is incorporated herein by reference

*10.2(c) Amendment No. 2 to Stock Award Agreement, effective October 31, 1995 was filed as Exhibit 10.2(c) to the 1995 10-KSB and is incorporated herein by reference

*10.3(a) Exclusive License Agreement between the Registrant and Larry Rasmusson dated April 1, 1990 was filed as Exhibit 10.6 to the 1990 10-K and is incorporated herein by reference

*10.3(b) First Amendment to Exclusive License Agreement, effective November 8, 1995 was filed as Exhibit 10.3(b) to the 1995 10-KSB and is incorporated herein by reference

*10.4(a) Employment Agreement between the Registrant and Larry A. Rasmusson dated April 1, 1993 was filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1993 (the "1993 10-KSB") and is incorporated herein by reference

*10.4(b) First Amendment to Employment Agreement, effective December 21, 1993 was filed as Exhibit 10.4(b) to the 1993 10-KSB and is incorporated herein by reference

*10.5(a) Exclusive License and Royalty Agreement between Oxboro Outdoors, Inc. and Larry Rasmusson dated April 17, 1993 was filed as Exhibit 10.7 to the 1993 10-KSB and is incorporated herein by reference.

*10.5(b) First Amendment to Exclusive License and Royalty Agreement, effective December 21, 1993 was filed as Exhibit 10.5(b) to the 1995 10-KSB and is incorporated herein by reference

*10.5(c) Second Amendment to Exclusive License and Royalty Agreement, effective November 8, 1995 as filed as Exhibit 10.5(c) to the 1995 10-KSB and is incorporated herein by reference

*10.6 Consulting Agreement, effective November 1, 1995 by and between the Registrant and Larry Rasmusson was filed as
            Exhibit 10.6 to the 1995 10-KSB and is incorporated herein by reference

*10.7 Stock Option Agreement, effective August 17, 1995, by and between the Registrant and Larry Rasmusson was filed as
            Exhibit 10.7 to the 1995 10-KSB and is incorporated herein by reference

*10.8(a) Employment Agreement between the Registrant and Harley Haase dated April 1, 1993 was filed as Exhibit 10.9 to the 1993 10-KSB and is incorporated herein by reference.

*10.8(b) First Amendment to Employment Agreement, effective December 21, 1993 was filed as Exhibit 10.8(b) to the 1995 10-KSB and is incorporated herein by reference

*10.9(a) Stock Option Exercise and Loan Agreement dated January 25, 1994 by and between the Registrant and Harley Haase was filed as Exhibit 10.9(a) to the Registrant's Report on Form 10-KSB for the year ended September 30, 1994 (the "1994 10-KSB") and is incorporated herein by reference

*10.9(b) $160,000 Secured Promissory Note dated January 25, 1994 from Harley Haase to the Registrant was filed as Exhibit 10.9(b) to the 1994 10-KSB and is incorporated herein by reference

*10.9(c) Instruments Security Agreement dated February 21, 1994 by and between Harley Haase and the Registrant was filed as Exhibit 10.9(c) to the 1994 10-KSB and is incorporated herein by reference

*10.10 Consulting Agreement, effective November 1, 1995, by and between the Registrant and Harley Haase was filed as Exhibit
            10.10 to the 1995 10-KSB and is incorporated herein by reference

*10.11 Product Development and Incentive Agreement, effective November 8, 1995, by and between the Registrant and Harley Haase was filed as Exhibit 10.11 to the 1995 10-KSB and is incorporated herein by reference

*10.12 Royalty Sharing Agreement, effective November 21, 1995, by and between the Registrant, Oxboro Outdoors, Inc., Larry Rasmusson and Harley Haase was filed as Exhibit 10.12 to the 1995 10-KSB and is incorporated herein by reference

*10.13 Bonus Programs for Harley Haase, Keith Olson and Larry Rasmusson adopted May 30, 1990 were filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1991 and are incorporated herein by reference

16 Letter from Price Waterhouse L.L.P. was filed as Exhibit 16 to Report on Form 8-K dated June 9, 1995 and is incorporated herein by reference

21 The Registrant has two subsidiaries, Oxboro Medical, Inc. and Oxboro Outdoors, Inc., both of which are incorporated in the State of Minnesota

27          Financial Data Schedule

*Denotes management contract or compensatory plan or arrangement.