Form 10QSB
period 1996-12-31
OXBORO MEDICAL INTERNATIONAL INC
filed 1997-02-13
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(MARK ONE)

__X__ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996


_____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

Commission File No. 0-18785

                       OXBORO MEDICAL INTERNATIONAL, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                      41-1391803
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

13828 Lincoln Street NE, Ham Lake, Minnesota                55304
--------------------------------------------     ------------------------------
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:   (612) 755-9516


                                    No Change
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes ____    No __X__

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         2,712,278 shares of Common Stock at January 31, 1997




                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                     Part I. Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at December 31, 1996          3
         (unaudited) and September 30, 1996

         Condensed Consolidated Statements of Earnings for Three Months      4
         Ended December 31, 1996 and 1995 (unaudited)

         Condensed Consolidated Statements of Cash Flows for Three Months    5
         Ended December 31, 1996 and 1995 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item 2.  Management's Discussion and Analysis                                7


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures                                                                  10



                            I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   December 31, 1996   September 30, 1996
                                                                   -----------------   ------------------
                                                                      (unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                       $    11,886         $    13,323
      Receivables:
        Trade, less allowance for doubtful accounts of $19,807
          and $19,958, respectively                                       576,579             580,104
        Interest                                                           25,577              21,067
      Inventories                                                       1,986,020           1,810,949
      Deferred income taxes                                               116,000             116,000
      Other current assets                                                 97,629             102,952
                                                                      -----------         -----------
      TOTAL CURRENT ASSETS                                              2,813,691           2,644,395

PROPERTY AND EQUIPMENT:
      Land                                                                 57,211              57,211
      Building                                                            884,812             884,812
      Furniture and Equipment                                           1,194,257           1,127,294
                                                                      -----------         -----------
                                                                        2,136,280           2,069,317
                                                                      -----------         -----------
      Less accumulated depreciation                                      (687,698)           (642,427)
                                                                      -----------         -----------
                                                                        1,448,582           1,426,890
OTHER ASSETS
      Investments                                                         430,552             410,816
      Inventories                                                         771,000             771,000
      Other                                                               269,102             203,945
                                                                      -----------         -----------
TOTAL ASSETS                                                          $ 5,732,927         $ 5,457,046
                                                                      ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                                             $   302,000         $    50,000
     Current maturities of long-term obligation                             7,521               7,521
     Accounts payable                                                     346,321             212,617
     Accrued salaries, wages, payroll taxes                               231,417             337,426
     Income taxes payable                                                  40,772              29,103
     Other accrued expenses                                                22,743              70,986
                                                                      -----------         -----------
     TOTAL CURRENT LIABILITIES                                            950,774             707,653

LONG-TERM OBLIGATION, less current maturities                             390,454             392,060

DEFERRED INCOME TAXES                                                     123,000             123,000

SHAREHOLDERS' EQUITY:
      Common stock $0.01 par value                                         26,723              26,723
      Additional paid-in capital                                        2,276,110           2,276,110
      Retained earnings                                                 3,114,422           3,080,056
                                                                      -----------         -----------
                                                                        5,417,255           5,382,889
      Less: Receivable from ESOP                                         (101,306)           (101,306)
            Stock subscription receivable                                 (80,000)            (80,000)
            Stock in escrow related to research and
              development arrangement                                    (967,250)           (967,250)
                                                                      -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                                              4,268,699           4,234,333
                                                                      -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                                          $ 5,732,927         $ 5,457,046
                                                                      ===========         ===========

     See accompanying notes to condensed consolidated financial statements.



                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                              Three Months Ended
                                                                  December 31

                                                             1996              1995
                                                             ----              ----
Net sales                                                $ 1,139,632       $   939,335

Cost of goods sold                                           320,396           271,226
                                                         -----------       -----------

Gross margin                                                 819,236           668,109

Selling, general and administrative expenses                 773,412           671,210
                                                         -----------       -----------
Operating earnings (loss)                                     45,824            (3,101)

Interest expense                                             (11,238)              --

Interest and other income                                     10,162            13,155
                                                         -----------       -----------
Earnings before income taxes                                  44,748            10,054

Income taxes                                                  10,382             3,660
                                                         -----------       -----------

Net earnings                                             $    34,366       $     6,394
                                                         ===========       ===========

Net earnings per common and common equivalent share      $       .01       $       --
                                                         ===========       ===========

Weighted average common shares outstanding                 2,672,278         2,672,278
                                                         ===========       ===========

     See accompanying notes to condensed consolidated financial statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Three Months Ended
                                                                               December 31
                                                                       -------------------------
                                                                         1996            1995
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                      $  34,366       $   6,394
     Adjustments to reconcile net earnings to net cash used in
     operating activities:
         Depreciation and amortization                                    45,271          11,739

     Change in operating assets and liabilities:
         Receivables                                                        (985)         20,473
         Inventories                                                    (175,071)       (434,259)
         Other current assets                                              5,323         (30,691)
         Accounts payable                                                133,704         204,969
         Accrued expenses                                               (154,252)         41,253
         Income taxes payable                                             11,669            --
                                                                       ---------       ---------
         NET CASH USED IN OPERATING ACTIVITIES                           (99,975)       (180,122)
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Additions to) reduction of other assets                            (65,157)          8,469
     Purchase of property and equipment                                  (66,963)        (58,844)
     Investments                                                         (19,736)        (19,736)
                                                                       ---------       ---------
         NET CASH USED IN INVESTING ACTIVITIES
                                                                        (151,856)        (70,111)
                                                                       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Note payable to bank                                                252,000            --
     Long term obligation payments                                        (1,606)           --
                                                                       ---------       ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                       250,394            --

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,437)       (250,233)
CASH AND CASH EQUIVALENTS, at beginning of period                         13,323         689,420
                                                                       ---------       ---------
CASH AND CASH EQUIVALENTS, at end of period                            $  11,886       $ 439,187
                                                                       =========       =========

     See accompanying notes to condensed consolidated financial statements.




        OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1996
                                   (UNAUDITED)

1.       Interim Financial Statements

         The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended September 30, 1996.

2.       Inventories

                                                     December 31,         September 30,
                                                         1996                  1996
                                                     ------------         -------------
            Inventories consist of:
            Raw materials                             $1,343,822            $1,448,151
            Finished goods                             1,413,198             1,133,798
                                                      ----------            ----------

                                                      $2,757,020            $2,581,949
                                                      ==========            ==========

         The above amounts include portions of inventories classified as long term.

3.       Investments

                                                     December 31,         September 30,
                                                         1996                 1996
                                                     ------------         -------------

            Investments include:
              Investment in cash surrender value of
                 life insurance                        $367,561             $347,825
              Investment in limited partnership          62,991               62,991
                                                       --------             --------

                                                       $430,552             $410,816
                                                       ========             ========

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

4.       Shareholders' Equity

         Changes in shareholders' equity during the three months ended December 31, 1996 were as follows:

            Shareholders' equity at September 30, 1996     $4,234,333

            Net earnings                                       34,366
                                                           ----------

            Shareholders' equity at December 31, 1996      $4,268,699
                                                           ==========

5.       Supplemental Disclosure of Cash Flow Information

         The Company paid $11,238 and $0 in interest during the three months ended December 31, 1996 and 1995, respectively, and received cash of $2,911 and $7,572 as interest payments during the three months ended December 31, 1996 and 1995, respectively.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

As of December 31, 1996, the Company had working capital of $1,862,917 as compared to $1,936,742 at September 30, 1996 and long-term debt of $390,454. As of December 31, 1996, the Company had $11,886 in cash as compared to $13,323 at September 30, 1996.

During the quarter ended December 31, 1996, the Company used $99,975 in net cash in operating activities, including increases of $133,704 in payables offset by an increase of $175,071 in inventories.

The Company used $151,856 in investing activities during the quarter ended December 31, 1996, primarily for equipment and tooling and intangibles for Oxboro Outdoors ("Outdoors") products.

The Company has obtained a line of credit of $1,000,000 subject to certain terms and conditions related to the Company's financial performance. As of December 31, 1996, the Company has drawn $302,000 on this line of credit. The Company believes that additional funds, if needed, would be available in amounts sufficient for the Company's fiscal 1997 operations.

Other than the matters discussed above, management is not aware of any trends, commitments, events, or uncertainties that will or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way.

Results of Operations

Net sales for the three-month period ended December 31, 1996 were $1,139,632 as compared to $939,335 for the corresponding period in the previous fiscal year. This represents an increase of approximately 21%. The Company performed well in both the medical and Outdoors markets.

Sales of medical and surgical products were $1,039,217, an increase of 13% or $115,900 over the corresponding period in fiscal 1996. The largest dollar increase in sales ($52,944 or 8%) came from direct sales to hospitals, while the largest percentage sales increase (51%, or $49,385) was from sales to surgical procedural kit packaging/OEM accounts. The competitiveness of the market continues in the Company's medical product markets.

Outdoors sales for the three months ended December 31, 1996, were $100,415 as compared to $16,018 for the corresponding period in the previous fiscal year. This represents an increase of approximately 527%. In Fiscal 1996, Outdoors entered into a license agreement with NFL(TM) Properties, Inc. that gave Outdoors the right to manufacture and sell fishing tackle printed with logos and names of National Football League(TM) teams. Currently, these logos and names are printed on three types of tackle for each of the 30 NFL(TM) football teams. Shipment of these products began in late October 1996 and accounted for approximately 84% of first quarter sales of Outdoors products.

Gross margin for the first quarter of fiscal 1996 and 1997 was 72% and 71%, respectively. The gross margin for first quarter 1997 represents an improvement over the consolidated gross margin of 65% for Fiscal 1996, resulting from improved efficiencies in manufacturing. Gross margin for the three-month period ended December 31, 1996, for medical and surgical products improved by 4% from 72% to 76%. Gross margin for the same period for Outdoors declined by 29% from 57% to 28%, although Outdoors has improved its gross margin from a negative 10% for Fiscal 1996 to the current 28%.

During the first quarter of fiscal 1997, selling, general and administrative ("SG&A") expenses increased by 15%, or $102,202, but decreased approximately 4% as a percentage of sales as compared to the first quarter of Fiscal 1996.

Expenses increased for medical by $37,837, or 8%, resulting from increases in outside services for temporary employees in the inventory/accounting areas, increases in salaries and associated expenses related to the impact of annual salary increases and additional personnel, increased bank/interest charges related to the newly established credit line and increased legal and depreciation expenses. These increases were partly offset by a reduction in management bonuses, reduced research and development activities and a reduction in the use of outside consultants.

Expenses increased for Outdoors by $64,365, or 40%, compared to the corresponding period in the previous fiscal year. The increases were due to increased royalty payments based on contractual obligations, increases in advertising for national exposure of NFL(TM) tackle, increased medical reimbursement to employees and increased use of outside consultants.

Earnings before income taxes for first quarter of fiscal 1997 was $44,748 as compared to $10,054 for the first quarter of fiscal 1996, an increase of 345%. The increase is mainly due to the improvement of gross margin for the medical and surgical products due to improved manufacturing efficiencies and the decrease of selling, general and administrative expenses as a percentage of net sales.

Forward Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Among the factors that could cause actual results to differ materially are the following: acceptance of new products, pricing strategies of competitors, general conditions in the industries served by the Company's products, and overall economic conditions, including inflation and consumer buying patterns.



                           PART II. OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  27   Financial Data Schedule

           (b)    Reports on Form 8-K

                  No Reports on Form 8-K were filed during the quarter ended December 31, 1996.



                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OXBORO MEDICAL INTERNATIONAL,
                                      INC.



Dated:  February 13, 1997             By /s/ Harley Haase
                                         ---------------------------------------
                                       Harley Haase
                                       Its President and Chief Executive Officer


Dated:  February 13, 1997             By /s/ Larry A. Rasmusson
                                         ---------------------------------------
                                       Larry A. Rasmusson
                                       Its Chief Financial and
                                       Accounting Officer