Form 10QSB
period 1997-03-31
OXBORO MEDICAL INTERNATIONAL INC
filed 1997-05-15
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to __________________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

         The number of shares of the issuer's Common Stock outstanding at April 30, 1997 was 2,732,278 shares.



                       OXBORO MEDICAL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
                          Part I. Financial Information

Item 1.         Financial Statements

                Condensed Consolidated Balance Sheets March 31, 1997       3
                (unaudited) and September 30, 1996

                Condensed Consolidated Statements of Operations for        4
                Three Months and Six Months Ended March 31, 1997 and
                1996 (unaudited)

                Condensed Consolidated Statements of Cash Flows for        5
                Six Months Ended March 31, 1997 and 1996 (unaudited)

                Notes to Condensed Consolidated Financial Statements       6
                (unaudited)

Item 2.         Management's Discussion and Analysis                       7

                           Part II. Other Information

Item 5.         Other Information                                          9

Item 6.         Exhibits and Reports on Form 8-K                           9

Signatures                                                                10



                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               March 31,         September 30,
                                                                 1997                1996
                                                              -----------         -----------
                                                              (unaudited)
ASSETS
CURRENT ASSETS:
      Cash                                                    $    24,280         $    13,323
      Accounts receivable, less allowance for doubtful
         accounts of $19,965 and $19,958, respectively            578,862             580,104
      Interest receivable                                          20,267              21,067
      Inventories                                               2,037,619           1,810,949
      Deferred income taxes                                       116,000             116,000
      Other current assets                                        202,699             102,952
                                                              -----------         -----------
      TOTAL CURRENT ASSETS                                      2,979,727           2,644,395
PROPERTY AND EQUIPMENT:
      Building                                                    884,812             884,812
      Land                                                         57,211              57,211
      Furniture and equipment                                   1,177,300           1,127,294
                                                              -----------         -----------
                                                                2,119,323           2,069,317
      Less accumulated depreciation                              (732,878)           (642,427)
                                                              -----------         -----------
                                                                1,386,445           1,426,890
INVESTMENTS                                                       450,288             410,816
INVENTORIES                                                       771,000             771,000
OTHER ASSETS                                                      266,202             203,945
                                                              -----------         -----------
      TOTAL ASSETS                                            $ 5,853,662         $ 5,457,046
                                                              ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes payable to bank                                    $   535,000         $    50,000
     Current maturities of long-term debt                           7,521               7,521
     Accounts payable                                             127,479             212,617
     Accrued salaries, wages, payroll taxes                       218,717             337,426
     Income taxes payable                                          31,797              29,103
     Other accrued expenses                                        40,026              70,986
                                                              -----------         -----------
     TOTAL CURRENT LIABILITIES                                    960,540             707,653
LONG-TERM DEBT                                                    388,619             392,060
DEFERRED INCOME TAXES                                             123,000             123,000
SHAREHOLDERS' EQUITY:
      Common stock                                                 27,323              26,723
      Additional paid-in capital                                2,365,510           2,276,110
      Retained earnings                                         3,129,726           3,080,056
                                                              -----------         -----------
                                                                5,522,559           5,382,889
      Less:  Receivable from ESOP                                 (93,806)           (101,306)
             Stock subscription receivable                        (80,000)            (80,000)
             Deferred R&D expense                                (967,250)           (967,250)
                                                              -----------         -----------
     TOTAL SHAREHOLDERS' EQUITY                                 4,381,503           4,234,333
                                                              -----------         -----------
     TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY                $ 5,853,662         $ 5,457,046
                                                              ===========         ===========


     See accompanying notes to condensed consolidated financial statements.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Months Ended                   Six Months Ended
                                                      March 31                             March 31
                                            ----------------------------        ----------------------------
                                               1997              1996              1997              1996
                                            ----------        ----------        ----------        ----------
Net sales                                   $1,161,663        $1,040,270        $2,301,295        $1,979,605
Cost of goods sold                             317,978           290,372           638,374           561,598
                                            ----------        ----------        ----------        ----------
                                               843,685           749,898         1,662,921         1,418,007

Selling, general and administrative
expenses                                       825,176           706,273         1,609,826         1,377,483
                                            ----------        ----------        ----------        ----------
                                                18,509            43,625            53,095            40,524

Interest and other income                        8,820             8,578            18,981            21,733
                                            ----------        ----------        ----------        ----------

Earnings before income taxes                    27,329            52,203            72,076            62,257

Provisions for income taxes                     12,025            19,002            22,407            22,662
                                            ----------        ----------        ----------        ----------

Net income                                  $   15,304        $   33,201        $   49,669        $   39,595
                                            ==========        ==========        ==========        ==========
Net income per share of common stock
  (based on weighted average)               $      .01        $      .01        $      .02        $      .01
                                            ==========        ==========        ==========        ==========
Weighted average common shares
                                             2,716,166         2,672,278         2,693,981         2,672,278
                                            ==========        ==========        ==========        ==========


     See accompanying notes to condensed consolidated financial statements.



                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           Six Months Ended
                                                                               March 31
                                                                     ---------------------------
                                                                        1997              1996
                                                                     ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net earnings                                                    $  49,669         $  39,595
     Adjustments to reconcile net earnings to net cash used in
       operating activities:
         Depreciation                                                   90,452            60,882
    Change in current assets and current liabilities:
         Accounts receivable                                             2,042           (42,598)
         Inventories                                                  (226,670)         (612,687)
         Other current assets                                          (99,747)           (6,501)
         Accounts payable                                              (85,138)          130,496
         Income taxes payable                                            2,694               -
         Accrued salaries, wages, payroll taxes and other
          accrued expenses                                            (149,669)           69,670
                                                                     ---------         ---------
         NET CASH USED IN OPERATING ACTIVITIES                        (416,367)         (361,143)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Long-term investment                                              (39,472)          176,245
     (Additions to) reduction of other assets                          (62,257)           12,547
     Purchase of property, plant and equipment                         (50,006)         (366,330)
                                                                     ---------         ---------
         NET CASH USED IN INVESTING ACTIVITIES                        (151,735)         (177,538)
                                                                     ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options                                          90,000              --
     Payment of ESOP subscription                                        7,500              --
     Payments on long-term debt                                         (3,441)             --
     Bank note proceeds                                                485,000              --
                                                                     ---------         ---------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                     579,059              --
                                                                     ---------         ---------
NET INCREASE (DECREASE) IN CASH                                         10,957          (538,681)

CASH at beginning of period                                             13,323           689,420
                                                                     =========         =========
CASH at end of period                                                $  24,280         $ 150,739
                                                                     =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the six months ended March 31 for:
    Income taxes                                                     $  29,000        $      -
                                                                     =========         =========


     See accompanying notes to condensed consolidated financial statements.



        OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED MARCH 31, 1997
                                   (UNAUDITED)

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

2.       Inventories
                                                     March 31,     September 30,
                                                       1997            1996
                                                    ----------      ----------
         Inventories consist of:
            Raw materials                           $1,376,223      $1,448,151
            Finished goods                           1,432,396       1,133,798
                                                    ----------      ----------
                                                    $2,808,619      $2,581,949
                                                    ==========      ==========

3.       Long-Term Investments

         Long-term investments include:

                                                     March 31,     September 30,
                                                       1997            1996
                                                    ----------      ----------
            Investment in cash surrender value of
               life insurance                       $  387,297      $  347,825
            Investment in limited partnership           62,991          62,991
                                                    ==========      ==========
                                                    $  450,288      $  410,816
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

4.       Shareholders' Equity

         Changes in shareholders' equity during the six months ended March 31, 1997 were as follows:

         Shareholders' equity at September 30, 1996                $4,234,333
         Net earnings                                                  49,670
         Exercise of stock options                                     90,000
         Receipt of ESOP receivable                                     7,500
                                                                   ----------

         Shareholders' equity at March 31, 1997                    $4,381,503
                                                                   ==========

5.       Supplemental Disclosure of Cash Flow Information

         The Company paid $29,299 and $149 in interest during the six months ended March 31, 1997 and 1996, respectively, and received cash of $10,133 and $0 as interest payments during the six months ended March 31, 1997 and 1996, respectively.

6.       Recently Issued Accounting Standards

         Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for fiscal years ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share ("EPS"). The Company has not yet determined the impact of implementation of this statement on the Company's computation or presentation of EPS.

Item 2.  Management's Discussion and Analysis

Results of Operations

The Company develops, assembles and markets disposable medical products for use in general and cardiovascular surgery ("Medical") and through its wholly-owned subsidiary, Oxboro Outdoors, Inc. ("Outdoors"), develops and markets products for outdoor recreational use.

Net sales during the three-month and six-month periods ended March 31, 1997, increased by 11.7% and 16.3%, respectively, as compared to the corresponding periods in the previous fiscal year. Medical sales for fiscal 1997 for the three-month and six-month periods were $1,057,998 and $2,097,216, representing increases of 6.3% and 9.3% compared to the corresponding prior periods. Increases were realized in sales to dealer/distributors, surgical kit packing companies, hospitals and international distributors.

Outdoors sales for the three-month and six-month periods of fiscal 1997 were $103,665 and $204,079, compared to $44,945 and $60,964 for the comparable prior periods. The increases in Outdoors sales result mainly from sales of tackle products produced under the license from NFL(R) Properties, Inc.

Gross margin was 72.3% for the first six months of 1997 and 71.6% for the first six months of 1996. Manufacturing processes resulting in improved efficiencies accounted for substantially all of the improvement in gross margin.

Selling, general and administrative expenses during the three-month and six-month periods ended March 31, 1997, increased by 16.8% and 16.9%, respectively, as compared to the corresponding periods in the previous fiscal year. Increases in Medical expenses were due mainly to increases in gross wages, printing, repair and maintenance, insurance, and legal costs and depreciation with offsetting decreases in annual meeting and bonus expenses. The increases in Outdoors expenses were due mainly to royalty expenses associated with sales of NFL(R) licensed products, and advertising, convention, and legal expense.

Earnings before taxes during the three-month and six-month periods ended March 31, 1997, were $27,329 and $72,076, which represents a decrease of 48% and an increase of 25%, respectively, as compared to the corresponding periods.

Liquidity and Capital Resources

As of March 31, 1997, the Company had working capital of $2,019,187 as compared to $1,936,742 at September 30, 1996 and $388,619 of long-term debt. As of March 31, 1997, the Company had $24,280 in cash as compared to $13,323 at September 30, 1996.

During the six months ended March 31, 1997, the Company used $416,367 in cash in operating activities, including an increase of $226,670 in inventory offset by an increase of $485,000 in notes payable to bank.

The Company used $151,735 in investing activities during the six months ended March 31, 1997, mainly in the purchase of equipment and property used for continuing operations.

The Company has obtained a line of credit of $1,000,000 subject to certain terms and conditions related to the Company's financial performance. As of March 31, 1997, the Company has drawn $535,000 on this line of credit. The Company believes that additional funds, if needed, would be available in amounts sufficient for the Company's fiscal 1997 operations.

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


                           PART II. OTHER INFORMATION


Item 5.  Other Information

         On March 21, 1997, the Company announced that Harley Haase will no longer serve as the Company's president and chief executive officer.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               27 - Financial Data Schedule

         (b)  Reports on Form 8-K

                No Reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             OXBORO MEDICAL INTERNATIONAL, INC.


Dated:  May 15, 1997                         By  /s/ Larry A. Rasmusson
                                                -------------------------------
                                                 Larry A. Rasmusson
                                                 Its Chief Financial Officer