Form 10QSB/A
period 1997-03-31
OXBORO MEDICAL INTERNATIONAL INC
filed 1997-05-19
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

(MARK ONE)

__X__ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997


_____ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ______________________

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

               2,732,278 shares of Common Stock at April 30, 1997



         This amendment contains only Part II, Item 7, of the Report on Form 10-QSB for the quarter ended March 31, 1997, originally filed May 15, 1997. This is the only item being amended.




                           PART II. OTHER INFORMATION

ITEM 7. LEGAL PROCEEDINGS

         On January 14, 1997, Up North Communications, Ltd. ("Up North") commenced an action against the Registrant and its wholly owned subsidiary, Oxboro Outdoors, Inc. ("Outdoors"), in Minnesota District Court, Anoka County, seeking payment of approximately $64,000, plus interest, for goods and services provided to Outdoors. Outdoors has asserted a counterclaim against Up North alleging breach of contract, breach of warranty and misrepresentation, seeking damages in excess of $50,000, for Up North's failure to comply with the contract by supplying defective goods and services and misrepresenting its abilities and experience. Up North has also asserted a claim for defamation, claiming damages in excess of $50,000 for damage to reputation.

         The dispute arises from the problems occurring in the printing of lures and packaging materials for Outdoors products. Outdoors claims that the film and the backer cards prepared by Up North or its agents were defective and not suitable for their intended use and that Outdoors has been forced to find alternative sources of supply.

         The Registrant and Outdoors deny liability for any damages to Up North and intend to vigorously pursue the counterclaims. Oxboro's insurer has assumed defense of the claims, under a reservation of rights. The defamation claim is potentially a claim covered by the Registrant's general liability insurance.





                                    SIGNATURE


         Pursuant to the requirements of the Exchange Act, the Registrant caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OXBORO MEDICAL INTERNATIONAL, INC.



Dated:  May 19, 1997                 By /s/ Larry A. Rasmusson
                                        -----------------------
                                        Larry A. Rasmusson
                                        Its Chief Financial Officer