Form 10QSB
period 1997-06-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1997-08-14
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X      Quarterly Report pursuant to Section 13 or 15(d) of the
-----    Securities Exchange Act of 1934


For the quarterly period ended June 30, 1997

_____ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No. 0-18785

                       OXBORO MEDICAL INTERNATIONAL, INC.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Minnesota                                41-1391803
-------------------------------------    -------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

13828 Lincoln Street NE, Ham Lake, Minnesota                55304
--------------------------------------------    ------------------------------
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:        (612) 755-9516
                                                ------------------------------

                                    No Change
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                  Yes ____    No  __X__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,662,078 shares of Common Stock at July 31, 1997.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------
                          Part I. Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 1997       3
            (unaudited) and September 30, 1996

            Condensed Consolidated Statements of Operations for             4
            Three Months and Nine Months Ended June 30, 1997 and 1996 (unaudited)

            Condensed Consolidated Statements of Cash Flows for             5
            Nine Months Ended June 30, 1997 and 1996 (unaudited)

            Notes to Condensed Consolidated Financial Statements            6
            (unaudited)

Item 2.     Management's Discussion and Analysis                            7


                     Part II. Other Information

Item 1.     Legal Proceedings                                              10

Item 2.     Changes in Securities                                          10

Item 6.     Exhibits and Reports on Form 8-K                               10

Signature                                                                  11

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     June 30,     September 30,
                                                       1997           1996
                                                   -----------    -------------
                                                   (unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                        $    59,834     $    13,323
  Accounts receivable, less allowance for doubtful
   accounts of $21,434 and $19,958, respectively       626,373         580,104
  Interest receivable                                    9,568          21,067
  Inventories                                        1,959,711       1,810,949
  Deferred income taxes                                116,000         116,000
  Other current assets                                 177,847         102,952
                                                   -----------     -----------
  TOTAL CURRENT ASSETS                               2,949,333       2,644,395

PROPERTY AND EQUIPMENT:
  Building                                             890,444         884,812
  Land                                                  57,211          57,211
  Furniture and equipment                            1,207,148       1,127,294
                                                   -----------     -----------
                                                     2,154,803       2,069,317
  Less accumulated depreciation                       (778,237)       (642,427)
                                                   -----------     -----------
                                                     1,376,566       1,426,890
INVESTMENTS                                            470,024         410,816
INVENTORIES                                            771,000         771,000
OTHER ASSETS                                           256,126         203,945
                                                   -----------     -----------
  TOTAL ASSETS                                     $ 5,823,049     $ 5,457,046
                                                   ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term obligations      $     7,521      $    7,521
  Note payable to bank                                 550,000          50,000
  Accounts payable                                     109,752         212,617
  Accrued salaries, wages, payroll taxes               187,848         337,426
  Income taxes payable                                     103          29,103
  Other accrued expenses                               196,831          70,986
                                                    -----------     -----------
  TOTAL CURRENT LIABILITIES                          1,052,055         707,653

LONG TERM OBLIGATIONS                                  387,030         392,060
DEFERRED INCOME TAXES                                  123,000         123,000

SHAREHOLDERS' EQUITY:
  Common stock                                          26,621          26,723
  Additional paid-in capital                         2,270,914       2,276,110
  Retained earnings                                  3,024,485       3,080,056
    Less:
    Receivable from ESOP                               (93,806)       (101,306)
    Stock subscription receivable                         --           (80,000)
    Deferred R&D expense                              (967,250)       (967,250)
                                                   -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                           4,260,964       4,234,333
                                                   -----------     -----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 5,823,049     $ 5,457,046
                                                   ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                                   June 30                      June 30
                                         --------------------------    --------------------------
                                             1997          1996           1997           1996
                                         -----------    -----------    -----------    -----------
Net sales                                $ 1,185,167    $ 1,096,022    $ 3,486,462    $ 3,075,627
Cost of goods sold                           374,792        315,639      1,013,166        877,237
                                         -----------    -----------    -----------    -----------
                                             810,375        780,383      2,473,296      2,198,390

Selling, general and administrative
expenses                                     931,867        680,540      2,512,394      2,058,023
                                         -----------    -----------    -----------    -----------
                                            (121,492)        99,843        (39,098)       140,367

Interest and other income (expense)
                                             (15,442)           (22)       (25,760)        21,711
                                         -----------    -----------    -----------    -----------

Earnings (loss) before income taxes         (136,934)        99,821        (64,858)       162,078

Income tax provision (benefit)               (31,694)          --           (9,287)        22,662
                                         -----------    -----------    -----------    -----------

Net earnings (loss)                      $  (105,240)   $    99,821    $   (55,571)   $   139,416
                                         ===========    ===========    ===========    ===========

Net earnings (loss) per share of
common stock (based on weighted average) $      (.04)   $       .04    $      (.02)   $       .05
                                         ===========    ===========    ===========    ===========


Weighted average common and common
equivalent shares                          2,720,578      2,672,278      2,703,025      2,672,278
                                         ===========    ===========    ===========    ===========



     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                           Nine Months Ended
                                                                                 June 30
                                                                         ----------------------
                                                                            1997         1996
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                   $ (55,571)   $ 139,416
   Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization                                         135,810       89,482
   Change in current assets and current liabilities:
     Accounts receivable                                                   (34,770)     (30,758)
     Inventories                                                          (148,762)    (727,976)
     Other current assets                                                  (74,895)       2,444
     Accounts payable                                                     (102,865)      66,351
     Income taxes payable                                                  (29,000)        --
     Accrued salaries, wages, payroll taxes and other accrued expenses
                                                                           (23,733)      60,359
                                                                         ---------    ---------
       NET CASH USED IN OPERATING ACTIVITIES                              (333,786)    (400,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Long-term investment                                                    (59,208)     (64,391)
   (Additions to) reduction of other assets                                (52,181)         243
   Purchase of property, plant and equipment                               (85,486)    (621,683)
   Repurchase of stock                                                     (95,298)        --
                                                                         ---------    ---------
       NET CASH USED IN INVESTING ACTIVITIES                              (292,173)    (685,831)
                                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercise of stock option                                                 90,000         --
   Payment of stock subscription                                            80,000         --
   ESOP payment                                                              7,500        7,500
   Payment on long-term debt                                                (5,030)        --
   Bank note proceeds                                                      500,000       30,000
   Proceeds from issuance of long-term debt                                   --        400,000
                                                                         ---------    ---------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                           672,470      437,500
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        46,511     (649,013)

CASH AND CASH EQUIVALENTS, at beginning of period                           13,323      689,420
                                                                         ---------    ---------
CASH AND CASH EQUIVALENTS, at end of period                              $  59,834    $  40,407
                                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months ended June 30 for:
   Income taxes                                                          $  29,000         --



     See accompanying notes to condensed consolidated financial statements.

        OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1997
                                   (UNAUDITED)

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

2.       Inventories
                                               June 30,      September 30,
                                                 1997           1996
                                              ----------     ----------
           Inventories consist of:
               Raw materials                  $1,338,048     $1,448,151
               Finished goods                  1,392,663      1,133,798
                                              ----------     ----------
                                              $2,730,711     $2,581,949
                                              ==========     ==========

3.       Long-Term Investments

         Long-term investments include:
                                                   June 30,    September 30,
                                                     1997         1996
                                                  ----------    ----------
           Investment in cash surrender value
              of life insurance                   $  407,033    $  347,825
           Investment in limited partnership          62,991        62,991
                                                  ----------    ----------
                                                  $  470,024    $  410,816
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

4.       Note Payable to Bank

         The Company has a $1,500,000 revolving line of credit agreement with a bank bearing interest at .50% over the bank's prime rate (effective rate of 9.00% at June 30, 1997), collateralized by inventories and accounts receivable.

5.       Long-term Obligations

         The Company has a note payable to a bank payable in monthly installments of principal and interest at .50% over the bank's prime rate (effective rate of 9.00% at June 30, 1997) through January 2001 at which time all unpaid principal and interest is due, collateralized by the Company's building.

6.       Shareholders' Equity

         Changes in shareholders' equity during the nine months ended June 30, 1997 were as follows:

         Shareholders' equity at September 30, 1996         $4,234,333
         Receipt on ESOP receivable                              7,500
         Net loss                                              (55,571)
         Exercise of stock option                               90,000
         Stock subscription payment                             80,000
         Stock repurchase                                      (95,298)
                                                            ----------

         Shareholders' equity at June 30, 1997              $4,260,964
                                                            ==========

7.       Supplemental Disclosure of Cash Flow Information

         The Company paid $51,661 and $7,071 in interest for the nine months ended June 30, 1997 and 1996, respectively, and received cash of $25,567 and $14,986 as interest payments during the nine months ended June 30, 1997 and 1996, respectively.

8.       Recently Issued Accounting Standards

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


Item 2.  Management's Discussion and Analysis

Liquidity and Capital Resources

As of June 30, 1997, the Company had working capital of $1,897,278 as compared to $1,936,742 at September 30, 1996 and $387,030 in long-term obligations. As of June 30, 1997, the Company had $59,834 in cash as compared to $13,323 at September 30, 1996.

During the nine months ended June 30, 1997, the Company used $333,786 in operating activities, including an increase of $148,762 in inventories and a decrease of $102,865 in accounts payable.

The Company used $292,173 in investing activities during the nine months ended June 30, 1997, of which $85,486 was used to purchase fixed assets and $95,298 was used to redeem stock pledged under a stock purchase agreement with a former officer.

The Company received $672,470 cash from financing activities during the nine months ended June 30, 1997. The Company has increased its line of credit from $500,000 to $1,500,000, subject to certain terms and conditions related to the Company's financial performance. As of June 30, 1997, the Company has drawn $550,000 on this line of credit. The Company also received $90,000 from the exercise of a stock option.

Results of Operations

Net sales during the three-month and nine-month periods ended June 30, 1997, increased by 8% and 13%, respectively, as compared to the corresponding periods in the previous fiscal year. Medical sales for fiscal 1997 for the three-month and nine-month periods were $1,090,089 and $3,187,305, representing increases of 6% and 8% compared to the corresponding prior periods. Oxboro Outdoors sales for fiscal 1997 for the three-month and nine-month periods were $95,078 and $299,158, respectively, representing increases of 41% and 132% over the prior year periods.

The sales increases resulted from a combination of new customers for both Oxboro Medical and Oxboro Outdoors, increased sales of current medical products to existing medical customers, and sales of new medical products and Outdoors products introduced during 1996. Medical unit sales increased by more than the increase in dollar sales because of the Company's continuing emphasis on expanding its customer base in an increasingly competitive marketplace through aggressive pricing strategies.

Gross margin was 68% for the third quarter and 71% for the nine-month period in fiscal 1997, as compared to 71% for each of the corresponding periods in fiscal 1996. The reduction in gross margin results from competitiveness for the markets served, variation of the product mix, increases in Outdoors sales, which have a higher cost of goods, and costs of compliance domestically with ISO standards and internationally with the CE Mark certification and substantially increased activity with Good Manufacturing Practices.

Selling, general and administrative expenses during the three-month and nine-month periods ended June 30, 1997 increased by 37% and 22%, respectively, as compared to the corresponding periods in the previous fiscal year. During the three months ended June 30, 1997, Medical expenses increased by $241,734, or 51%, due mainly to costs related to a settlement with a former officer. These costs included approximately $170,000 payable to the former officer, of which $35,000 had been paid as of June 30, 1997, and the balance of which is payable in monthly installments through March 31, 1999, and approximately $46,000 in related legal fees. Also contributing to the higher expenses were increases in wages, royalties due to sales increases, printing costs, depreciation on the building addition and expenses related to ISO/CE Mark certification, partially offset by decreases in bonuses and accounting expenses. During the same period, Outdoors expenses increased by $9,594, or 5%, due to increases in postage, wages, royalties on sales of NFL licensed product, and advertising, partially offset by decreases in rent due to closing of the Duluth facility and in travel and entertainment, consultation fees, and legal expenses.

The Company incurred losses before taxes of $136,934 and $64,858, respectively, during the three-month and nine-month periods ended June 30, 1997 as compared to income before taxes of $99,821 and $162,078 during the corresponding periods in the previous fiscal year. The losses are attributable mainly to costs related to the settlement with a former officer.

Forward-Looking Statements

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: acceptance of new products, pricing strategies of competitors, general conditions in the industries served by the Company's products, ability to maintain adequate inventories to respond to customer demand, continued availability of financial resources, changes in the environment for health care related products, and overall economic conditions, including inflation and consumer buying patterns.

Medical and Outdoors together ship approximately 200 packages per day. Prior to the UPS strike, nearly all of the packages were shipped via UPS. The Company is utilizing alternative shippers pending the settlement of the strike; however, the cost of the alternative shippers is considerably higher. Although the Company is attempting to find less expensive shipping alternatives, the Company anticipates that a prolonged UPS strike may have a significant adverse effect on operating results.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company was named as defendant in an action brought by Harley Haase, the Company's former President and Chief Executive Officer, filed June 9, 1997, in the Hennepin County District Court, Fourth Judicial District, State of Minnesota. Mr. Haase claimed breach of his employment agreement, violations by the Company of certain Minnesota statutes and, in addition to other claims, damages in excess of $50,000. Mr. Haase and the Company resolved this matter and entered into a Settlement Agreement and Mutual Release of Claims effective as of June 13, 1997. Following completion of certain obligations, a Stipulation for Dismissal is to be signed by the parties and filed with the court.

Item 2.  Changes in Securities

         On January 9, 1997, February 17, 1997 and February 28, 1997, the Company issued 40,000, 10,000 and 10,000 shares of Common Stock, respectively, to an officer-director upon exercise of an outstanding option. The exercise price was $1.50 per share, paid in cash on each exercise. No underwriter or selling agent was used and no discounts or commissions were paid. The Company claims exemption for this transaction under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10  -   Settlement Agreement and Mutual Release of Claims
                      by and between Harley Haase and Oxboro Medical
                      International, Inc. dated June 13, 1997.

              27  -   Financial Data Schedule


         (b)  Reports on Form 8-K

               No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          OXBORO MEDICAL INTERNATIONAL, INC.



Dated:  August  14, 1997                  By /s/ Larry A. Rasmusson
                                             Larry A. Rasmusson
                                             Its CEO and CFO