Form 10KSB
period 1997-09-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1997-12-29
CIK 350557

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                  FORM 10-KSB

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934
                       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

/ /        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

         FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-18785
                            ------------------------
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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
/X/  No  / /

    Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    State issuer's revenues for its most recent fiscal year. $4,801,965.

    Based upon the closing price of the issuer's Common Stock as reported by The Nasdaq SmallCap Market, the aggregate market value of such Common Stock held by nonaffiliates of the issuer as of December 12, 1997, was approximately $1,748,485.

    As of December 12, 1997 there were 2,258,578 shares of the issuer's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Information required under Part III, Items 9-12 is incorporated by reference from the Registrant's Proxy Statement to be mailed to shareholders in connection with the 1998 Annual Meeting (the "Proxy Statement").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS.

    The Company ("Oxboro") develops, assembles, and markets medical and surgical devices and, through its wholly-owned subsidiary, Oxboro Outdoors, Inc. ("Outdoors"), develops, assembles and markets products for the boating, hunting, and fishing markets. The Company entered into the business of recreational products in fiscal 1993.

(b) NARRATIVE DESCRIPTION OF BUSINESS.

    PRINCIPAL PRODUCTS. Principal products produced and sold by Oxboro include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties, identification sheet and roll tape, and various holders and organizers for instruments used in the operating room.

    Oxboro has developed and is conducting market analysis as to the feasibility of introducing a biogradable sheet and roll tape removal system.

    Oxboro uses a Class 10,000 clean room facility to assemble, package, and inspect its products. Raw materials and parts for the products are produced to Oxboro's specifications by various outside vendors. The assembled products that are sold sterile are sent to an independent contract sterilizer and independent laboratory for sterilization efficacy.

    Outdoors has developed a line of products for the fishing, hunting and related recreational market using certain common vendors and materials used in production by Oxboro. The remaining Outdoors products are designed and produced to Outdoors specification by various vendors.

    Outdoors' basic products generally fall into one of the following groups:
(i) self-adhesive organizational products for use in various recreational vehicles such as boats, snowmobiles and off-road vehicles, including fishing rod holders, net holders, drink holders, accessory holders, utility straps, and a variety of other products useful for organizational purposes, (ii) terminal tackle and various tackle components, and (iii) fishing related items.

    In fiscal 1996, Outdoors entered into a license agreement with NFL Properties, Inc. that gives Outdoors the right to manufacture and sell fishing tackle printed with logos of National Football League teams. In fiscal 1997 the license was expanded to include key chains and earrings manufactured out of fishing tackle components. Currently, the product line consists of four individual pieces of fishing tackle, one pair of earrings and two sizes of key chains imprinted with the logo of each of the 30 NFL football teams.

    In late fiscal 1997 Outdoors entered into an agreement with Major League Baseball Properties to produce fishing tackle using the logos and indicia of the thirty Major League Baseball teams.

    PRODUCT DISTRIBUTION. Medical products are marketed through Oxboro's telemarketing department directly to hospitals throughout the United States and Canada and through dealers and kit packaging companies domestically. International sales of medical products are made through distributors secured by Oxboro in the international market. International sales accounted for approximately 8% and 7% of medical product net sales during fiscal 1997 and 1996, respectively.

    Outdoors products are sold to retailers using a combination of Outdoors field salespersons and telemarketers and independent representatives representing the Outdoors product lines and directly to consumers through the Outdoors retail catalogue. During fiscal 1997 Outdoors produced and directed two pilot programs for a 13-week Outdoors television show, the purpose of which is to promote Outdoors products. Negotiations are currently underway with cable and network affiliates to broadcast the show.

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

    In the event the Company substantially develops and tests any new unique products, patent protection could be important. In the event the Company attempts to secure patents, it is likely to incur substantial costs in such attempts, and such patents may not be available.

    COMPETITION. Both the surgical and medical products market and the outdoor recreational market are extremely competitive. The Company believes that among its direct competitors are firms with substantially greater assets, marketing capability, and experience than the Company. In addition, such competitors are often able to offer lower prices than the Company and thus can limit the Company's penetration and market share.

    RESEARCH AND DEVELOPMENT EXPENDITURES. In the fiscal years ended September 30, 1997 and 1996, the Company spent $19,373 and $43,249, respectively, for research and development, exclusive of personnel costs. In fiscal 1996, $30,664 was spent for development of medical products, and $12,585 was spent for development of recreational products. In fiscal 1997, $6,640 was spent for medical products and $12,913 for development of Outdoors products.

    GOVERNMENT REGULATION. Because Oxboro manufactures and sells medical products, both the products and the manufacturing procedures are subject to regulation by the federal Food and Drug Administration. As a result, Oxboro is subject to extensive rules and regulations, compliance with which may require expenditure of material amounts. In addition, should Oxboro fail to comply with such regulations it could be subject to administrative and criminal actions, which could have a material adverse effect on the Company's business. Beginning in calendar 1998, the Company will be subject to additional new regulations, known as CE Mark Certification, which must be adhered to in order to continue to sell the Company's products in certain international markets. Continued compliance with all regulatory requirements may require significant expenditures.

    EMPLOYEES. As of December 12, 1997, the Company, including Outdoors, employed 53 persons on a full-time basis, including three in management, 12 in sales, 28 in production and shipping, and 10 in general and administration. The Company also employed 5 persons on a part-time basis in manufacturing. During the first quarter of fiscal 1998, the Company has added an executive assistant, an FDA compliance manager, and a human resource manager, and plans to add a chief financial officer and a full-time medical research and development person. These additional personnel are believed necessary to achieve the Company's future plans.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's office, manufacturing, and warehouse facilities are located in a 30,000 square foot building on 2.41 acres in Ham Lake, a suburb of Minneapolis, Minnesota. See Note D of Notes to Consolidated Financial Statements (included in Item 7 hereof) regarding the terms of a mortgage on the property.

ITEM 3.  LEGAL PROCEEDINGS

    UP NORTH. On January 14, 1997, Up North Communications, Ltd. ("Up North") commenced an action against the Company and Outdoors, in Minnesota District Court, Anoka County, seeking payment of approximately $64,000, plus interest, for goods and services provided to Outdoors. Outdoors asserted a counterclaim against Up North alleging breach of contract, breach of warranty and misrepresentation, seeking damages in excess of $50,000, for Up North's failure to comply with the contract by supplying defective goods and services and misrepresenting its abilities and experience. Up North also asserted a claim for defamation, claiming damages in excess of $50,000 for damage to reputation.

    The dispute arose from problems occurring in the printing of lures and packaging materials for Outdoors products. Outdoors claims that the film and the backer cards supplied by Up North were defective and not suitable for their intended use and that Outdoors was forced to find alternative sources of supply.

    A jury trial held in late October and early November 1997, resulted in a net award to the Company and Outdoors of between $19,000 and $26,700, depending on the court's interpretation of the legal effect of one of the jury's answers to the special verdict. The court had dismissed Up North's defamation claim prior to submission to the jury.

    HARLEY HAASE. The Company was named as defendant in an action brought by Harley Haase, the Company's former President and Chief Executive Officer, filed June 9, 1997, in the Hennepin County District Court, Fourth Judicial District, State of Minnesota. Mr. Haase claimed breach of his employment agreement, violations by the Company of certain Minnesota statutes and, in addition to other claims, damages in excess of $50,000. Mr. Haase and the Company resolved this matter and entered into a Settlement Agreement and Mutual Release of Claims effective as of June 13, 1997. Following completion of certain obligations, the action was dismissed in November 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year ended September 30, 1997, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on The Nasdaq SmallCap Market. The following table sets forth the quarterly high and low prices for the Company's Common Stock for each quarter of the past two fiscal years as reported by Nasdaq.

                                             HIGH          LOW
                                           ---------    ---------
FISCAL 1997
  First Quarter.........................   $ 1 3/8      $ 1 5/32
  Second Quarter........................     1 1/2        1 3/16
  Third Quarter.........................     1 5/16         7/8
  Fourth Quarter........................     1 5/16         15/16

FISCAL 1996
  First Quarter.........................   $ 1 3/4      $ 1 3/8
  Second Quarter........................     1 11/16      1 3/16
  Third Quarter.........................     1 7/16       1 3/16
  Fourth Quarter........................     1 7/16       1 1/6

    There were approximately 580 holders of record of the Company's Common Stock as of December 12, 1997. The Company has paid no cash dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

    Oxboro Medical International, Inc.'s only business operation until 1993 was as a supplier of single-use products to hospital operating rooms and other hospital departments. In 1993, Outdoors was established as a wholly-owned subsidiary to develop, manufacture and market outdoor recreational products. Many of the original Outdoors products use medical and surgical product technologies and materials.

    Outdoors sales began in January 1994, with the introduction of 60 products designed for boats, automobiles, all-terrain vehicles, and various other recreational vehicles. Since 1994, Outdoors has acquired four small tackle companies in order to build its product line and now has approximately 2,900 products. Outdoors uses a combination of a field sales force, a telemarketing sales force, and a network of independent representatives to market and distribute the product lines.

    In late fiscal 1996, Outdoors secured a license agreement with NFL Properties, Inc. that gives Outdoors the right to manufacture and sell fishing tackle printed with logos, names and all indicia of the National Football League. During fiscal 1997, the license agreement was amended to include earrings and key chains manufactured from fishing tackle components. Outdoors now manufactures and distributes 180 products utilizing the logos and indicia of the National Football League.

    Recently, Outdoors secured a similar license agreement with Major League Baseball to produce fishing tackle using the logos and indicia of the 30 Major League Baseball teams.

    During fiscal 1997, the Company determined that a change in the position of chief executive officer was necessary to facilitate the development and implementation of a strategic plan. As part of the management restructuring, other components of the Company have also been reorganized and/or expanded. To position itself for future growth, the Company has added several positions, including an executive assistant, an office of human resources, and an office of regulatory compliance. The Company plans to add a chief financial officer and a full time medical research and development person within the near future.

RESULTS OF OPERATIONS

    Net sales for the Company were $4,801,965 in fiscal 1997 compared to $4,149,718 in fiscal 1996, an increase of approximately 16%. The Company performed well in both the medical and surgical products division and the Outdoors division. Sales of medical and surgical products for the year ended September 30, 1997, were $4,322,108 compared to $3,995,568 for the year ended September 30, 1996, which represents an increase of 8%, or $326,540, over the previous year. In light of increasing competition and the challenges resulting from the consolidation of the health care industry, with the resulting greater emphasis on controlling costs and competitive pricing, management is pleased with these results.

    Outdoors sales for the year ended September 30, 1997 were $479,857 compared to $154,150 in fiscal 1996, or an increase of 211% over the previous year. Increased revenue resulted in part from an increased number of retail outlets handling Outdoors products and increased sales to existing retail outlets. Sales of product under the NFL license agreement were approximately $362,000.

    Consolidated gross margin was 68% in fiscal 1997 as compared to 65% in fiscal 1996. Oxboro's gross margin was 76%, while Outdoors' was (5%). The improvement in gross margin for Oxboro (which had been 68% in fiscal 1996) can be attributed to the correction of some inefficiencies in manufacturing processes and a reduction in the obsolescence reserve made appropriate by those corrections.

    The improvement in gross margin for Outdoors (which was a negative 10% in fiscal 1996) can be attributed to increased sales and the correction of some of the manufacturing inefficiencies present during fiscal 1996. In addition, an increase of $85,000 in reserves against Outdoors inventory was incurred during fiscal 1997 (which decreased gross margin by 18%).

    During fiscal 1997, selling, general and administrative ("SG&A") expenses increased by 29%, or $747,614 over fiscal 1996. For fiscal year 1997, SG&A expenses increased approximately 7% as a percentage of sales. Increased SG&A expenses for Oxboro include approximately $160,000 incurred in connection with the settlement related to the termination of the previous chief executive officer, increases of approximately $115,000 in legal fees, incurred principally in connection with the termination and related legal proceedings, approximately $63,000 in salaries and wages, from both increases to existing employees and the addition of new personnel, approximately $33,000 in consulting expense related to FDA/ISO/CE Mark Certification activities, $37,000 in additional printing expense related to increased promotional activities, and approximately $45,000 of increased bonus expense. Decreased expenses for Oxboro include approximately $24,000 in research and development costs. In addition, the Company had increased interest expense of approximately $47,000 as a result of increased borrowings on its line of credit.

    The increase in SG&A expenses for Outdoors during fiscal 1997 of 24% over fiscal 1996 was mainly due to implementation of an annual salary for the Outdoors president of $60,000, increased royalty expenses of approximately $73,000 due to increased sales of the licensed product line, and increased advertising expense of approximately $161,000. In addition, the Company incurred legal costs of approximately $37,000 related to the successful defense of an action brought by a vendor.

    In fiscal 1997, the Company incurred a loss before income taxes of $147,765 as compared to earnings before taxes of $102,242 in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30,1997, the Company had working capital of $2,100,234 as compared to $1,936,742 at September 30, 1996. Also, at September 30, 1997, the Company had $386,754 in long-term debt and $124,815 in cash and cash equivalents.

    During the year ended September 30, 1997, the Company used $32,524 net cash in operating activities, reflecting the loss before income taxes of $147,765 and increases of $139,443 in accounts receivable and $136,250 in other assets, offset by $336,393 in depreciation and amortization.

    The Company used $28,381 in net cash in investing activities during the fiscal year ended September 30, 1997.

    During fiscal 1997, net cash from financing activities was $172,397. The Company increased its line of credit to $1,500,000, subject to certain terms and conditions related to the Company's financial performance. Outstanding balances on the line are subject to an annual interest rate of 1/2% over the bank's prime rate (9.0% at September 30, 1997) and are secured by substantially all of the Company's assets. During fiscal 1997, the Company used $550,000 of available credit, and as of September 30, 1997, the amount outstanding had been reduced to $131,313. Subsequent to September 30, 1997, the outstanding balance was reduced to approximately $44,000.

    During fiscal 1998, the Company expects continued investments in Outdoors to increase market awareness, continue the development of products and distribution channels, including the continued development of the National Football League line of tackle for national distribution, and the introduction of a line of licensed products using Major League Baseball logos. In addition, the Company intends to continue to pursue introduction of additional medical products. The amount of these investments cannot be quantified at this time.

FORWARD LOOKING STATEMENTS

    Forward looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: acceptance of new products, pricing strategies of competitors, general conditions in the industries served by the Company's products, ability to maintain adequate inventories to respond to customer demand, changes in the environment for health care related products, and overall economic conditions, including inflation and consumer buying patterns.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Certified Public Accountants.........................................................        F-1

Consolidated Balance Sheet, September 30, 1997.............................................................        F-2

For the years ended September 30, 1997 and 1996:

  Consolidated Statements of Operations....................................................................        F-3

  Consolidated Statements of Shareholders' Equity..........................................................        F-4

  Consolidated Statements of Cash Flows....................................................................        F-5

  Notes to Consolidated Financial Statements...............................................................        F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No disclosure is required under this item.

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

    (b) Reports on Form 8-K.

        No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OXBORO MEDICAL INTERNATIONAL, INC.

Dated: December 29, 1997        By:            /s/ LARRY A. RASMUSSON
                                     -----------------------------------------
                                                 Larry A. Rasmusson
                                            CHIEF EXECUTIVE OFFICER AND
                                              CHIEF FINANCIAL OFFICER

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, principal
    /s/ LARRY A. RASMUSSON        executive officer,
------------------------------    principal financial and    December 29, 1997
      Larry A. Rasmusson          accounting officer and
                                  director

   /s/ DENNIS L. MIKKELSON
------------------------------  Director                     December 29, 1997
     Dennis L. Mikkelson

      /s/ JOHN R. WALTER
------------------------------  Director                     December 29, 1997
        John R. Walter

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors

Oxboro Medical International, Inc.

    We have audited the accompanying consolidated balance sheet of Oxboro Medical International, Inc. and subsidiary as of September 30, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxboro Medical International, Inc. and subsidiary as of September 30, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP

Minneapolis, Minnesota
December 2, 1997

                       OXBORO MEDICAL INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1997

                                                              ASSETS

CURRENT ASSETS
  Cash and cash equivalents.........................................................................................  $    124,815
  Trade receivables, net of allowance of $28,276....................................................................       719,547
  Inventories.......................................................................................................     1,659,838
  Deferred income taxes.............................................................................................       188,000
  Other current assets..............................................................................................       250,329
                                                                                                                      ------------
    Total current assets............................................................................................     2,942,529

PROPERTY, PLANT AND EQUIPMENT--AT COST
  Land..............................................................................................................        57,211
  Building..........................................................................................................       891,919
  Furniture and equipment...........................................................................................     1,243,080
                                                                                                                      ------------
                                                                                                                         2,192,210
  Less accumulated depreciation.....................................................................................       841,582
                                                                                                                      ------------
                                                                                                                         1,350,628

OTHER ASSETS
  Cash surrender value of life insurance............................................................................       203,770
  Inventories.......................................................................................................       910,000
  Other.............................................................................................................       171,250
                                                                                                                      ------------
                                                                                                                      $  5,578,177
                                                                                                                      ------------
                                                                                                                      ------------

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable to bank..............................................................................................  $    131,313
  Current maturities of long-term obligation........................................................................         6,411
  Accounts payable..................................................................................................       231,704
  Accrued salaries, wages and payroll taxes.........................................................................       245,126
  Income taxes payable..............................................................................................        32,602
  Other accrued expenses............................................................................................       195,139
                                                                                                                      ------------
    Total current liabilities.......................................................................................       842,295

LONG-TERM OBLIGATION, less current maturities.......................................................................       386,754

DEFERRED INCOME TAXES...............................................................................................       115,000

COMMITMENTS AND CONTINGENCIES.......................................................................................       --

SHAREHOLDERS' EQUITY
  Undesignated shares, $.01 par value; 5,000,000 shares authorized; no shares issued or outstanding.................       --
  Common stock, $.01 par value; 5,000,000 shares authorized; 2,258,578 shares issued and outstanding................        22,586
  Additional paid-in capital........................................................................................     1,313,057
  Retained earnings.................................................................................................     2,992,291
                                                                                                                      ------------
                                                                                                                         4,327,934
  Receivable from employee stock ownership plan.....................................................................       (93,806)
                                                                                                                      ------------
                                                                                                                         4,234,128
                                                                                                                      ------------
                                                                                                                      $  5,578,177
                                                                                                                      ------------
                                                                                                                      ------------

         The accompanying notes are an integral part of this statement.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           YEARS ENDED SEPTEMBER 30,

                                                                                                          1997          1996
                                                                                                      ------------  ------------
Net sales...........................................................................................  $  4,801,965  $  4,149,718
Cost of goods sold..................................................................................     1,554,643     1,446,635
                                                                                                      ------------  ------------
    Gross margin....................................................................................     3,247,322     2,703,083
Selling, general and administrative expenses........................................................     3,344,450     2,596,836
                                                                                                      ------------  ------------
    Operating income (loss).........................................................................       (97,128)      106,247
Other income (expense)
  Interest expense..................................................................................       (65,906)      (18,430)
  Other.............................................................................................        15,269        14,425
                                                                                                      ------------  ------------
    Earnings (loss) before income taxes.............................................................      (147,765)      102,242
Income taxes........................................................................................       (60,000)        4,000
                                                                                                      ------------  ------------
    NET EARNINGS (LOSS).............................................................................  $    (87,765) $     98,242
                                                                                                      ------------  ------------
                                                                                                      ------------  ------------
Net earnings (loss) per common share................................................................  $      (0.03) $       0.04
                                                                                                      ------------  ------------
                                                                                                      ------------  ------------
Weighted average common shares outstanding..........................................................     2,679,112     2,672,278
                                                                                                      ------------  ------------
                                                                                                      ------------  ------------

        The accompanying notes are an integral part of these statements.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                                                      SHARES IN
                                                                                         RECEIVABLE                 ESCROW RELATED
                                                                                            FROM                     TO RESEARCH
                                          COMMON STOCK       ADDITIONAL                   EMPLOYEE        STOCK          AND
                                      ---------------------    PAID-IN     RETAINED        STOCK       SUBSCRIPTION  DEVELOPMENT
                                        SHARES     AMOUNT      CAPITAL     EARNINGS    OWNERSHIP PLAN  RECEIVABLE    ARRANGEMENT
                                      ----------  ---------  -----------  -----------  --------------  -----------  --------------
Balance at October 1, 1995..........   2,672,278  $  26,723  $ 2,276,110  $ 2,981,814   $   (108,806)   $ (80,000)    $ (967,250)
  Payment from ESOP.................      --         --          --           --               7,500       --             --
  Net earnings......................      --         --          --            98,242        --            --             --
                                      ----------  ---------  -----------  -----------  --------------  -----------  --------------
Balance at September 30, 1996.......   2,672,278     26,723    2,276,110    3,080,056       (101,306)     (80,000)      (967,250)
  Retirement of shares related to
    research and development
    arrangement.....................    (383,500)    (3,835)    (963,415)     --             --            --            967,250
  Retirement of shares related to
    stock subscription receivable...     (70,200)      (702)     (89,238)     --             --            80,000         --
  Exercise of stock options.........      40,000        400       89,600      --             --            --             --
  Payment from ESOP.................      --         --          --           --               7,500       --             --
  Net loss..........................      --         --          --           (87,765)       --            --             --
                                      ----------  ---------  -----------  -----------  --------------  -----------  --------------
Balance at September 30, 1997.......   2,258,578  $  22,586  $ 1,313,057  $ 2,992,291   $    (93,806)   $  --         $   --
                                      ----------  ---------  -----------  -----------  --------------  -----------  --------------
                                      ----------  ---------  -----------  -----------  --------------  -----------  --------------


                                         TOTAL
                                      -----------
Balance at October 1, 1995..........  $ 4,128,591
  Payment from ESOP.................        7,500
  Net earnings......................       98,242
                                      -----------
Balance at September 30, 1996.......    4,234,333
  Retirement of shares related to
    research and development
    arrangement.....................      --
  Retirement of shares related to
    stock subscription receivable...       (9,940)
  Exercise of stock options.........       90,000
  Payment from ESOP.................        7,500
  Net loss..........................      (87,765)
                                      -----------
Balance at September 30, 1997.......  $ 4,234,128
                                      -----------
                                      -----------

        The accompanying notes are an integral part of these statements.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           YEARS ENDED SEPTEMBER 30,

                                                                                              1997        1996
                                                                                           ----------  ----------
Cash flows from operating activities:
  Net earnings (loss)....................................................................  $  (87,765) $   98,242
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
    Depreciation and amortization........................................................     336,393     180,287
    Loss (income) from limited partnership...............................................       7,991      (2,639)
    Deferred income taxes................................................................     (80,000)    (40,000)
    Change in operating assets and liabilities
      Trade receivables..................................................................    (139,443)     (2,808)
      Inventories........................................................................      12,111    (774,283)
      Other current assets...............................................................    (136,250)     13,825
      Accounts payable...................................................................      19,087      47,645
      Income taxes payable...............................................................       3,499      29,103
      Accrued liabilities................................................................      31,853      35,576
                                                                                           ----------  ----------
        Net cash used in operating activities............................................     (32,524)   (415,052)
Cash flows from investing activities:
  Purchase of property, plant and equipment..............................................    (122,893)   (214,557)
  Reduction of (additions to) other assets...............................................      94,512    (103,569)
                                                                                           ----------  ----------
        Net cash used in investing activities............................................     (28,381)   (318,126)
Cash flows from financing activities:
  Net borrowings under notes payable to bank.............................................      81,313      50,000
  Proceeds from ESOP receivable..........................................................       7,500       7,500
  Proceeds from exercise of stock options................................................      90,000      --
  Payments on long-term obligations......................................................      (6,416)       (419)
                                                                                           ----------  ----------
        Net cash provided by financing activities........................................     172,397      57,081
                                                                                           ----------  ----------
Net increase (decrease) in cash and cash equivalents.....................................     111,492    (676,097)
Cash and cash equivalents at beginning of year...........................................      13,323     689,420
                                                                                           ----------  ----------
Cash and cash equivalents at end of year.................................................  $  124,815  $   13,323
                                                                                           ----------  ----------
                                                                                           ----------  ----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.............................................................................  $   65,906  $   11,636
    Income taxes.........................................................................      29,000      --

Supplemental disclosure of noncash investing and financing activities:

  During 1997, the Company retired 383,500 shares of common stock at a value of $967,250 in connection with the termination of a research and development arrangement (note B).

  During 1997, the Company received 70,200 shares of its common stock in cancellation of a stock subscription receivable of $80,000 and related interest receivable of $9,940.

  During 1996, the Company financed the construction of a building addition with debt of $400,000.

        The accompanying notes are an integral part of these statements.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Oxboro Medical International, Inc. ("the Company") develops, assembles and markets disposable medical products for use in general and cardiovascular surgery. The Company's wholly-owned subsidiary, Oxboro Outdoors, Inc., develops and markets products for outdoor recreational use. The Company conducts all of its operations out of one facility located in Ham Lake, Minnesota.

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

    TRADE RECEIVABLES AND CUSTOMERS

    The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due.

    Medical products are primarily marketed directly to hospitals throughout the United States and Canada. Outdoor recreational products are sold primarily to retailers throughout the United States.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at September 30, 1997:

Raw materials...................................................  $1,385,987
Finished goods..................................................  1,183,851
                                                                  ---------
                                                                  $2,569,838
                                                                  ---------
                                                                  ---------

    The Company produces inventory in anticipation of customer demand. Although management believes its estimate of carrying value of this inventory is appropriate, it is reasonably possible that in the near term the value of this inventory could decrease significantly which could have a significant adverse material effect to the Company. Inventories in excess of amounts expected to be sold during fiscal 1998 have been classified as long-term.

    DEPRECIATION

    Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on straight-line methods for financial reporting purposes and

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1997 AND 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) on straight-line and accelerated methods for income tax reporting purposes. Estimated service lives for financial reporting purposes are as follows:

                                                                                  NUMBER OF YEARS
                                                                               ---------------------
Building.....................................................................               30
Furniture and equipment......................................................                7

    INCOME TAXES

    Deferred income tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

    NET EARNINGS (LOSS) PER COMMON SHARE

    Net earnings (loss) per common share are based upon the weighted average number of outstanding common shares and common share equivalents, when dilutive.

    STOCK-BASED COMPENSATION

    The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation.

    RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 128, EARNINGS PER SHARE, which is effective for periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed.

    The FASB also issued SFAS 130, REPORTING COMPREHENSIVE INCOME, which requires the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Additionally, SFAS 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, sales, profits, assets and other information. These statements are effective for financial statements for periods beginning after December 15, 1997.

    The adoption of these statements is not expected to have a material effect on the consolidated financial statements of the Company.

    RECLASSIFICATIONS

    Certain reclassifications have been made to 1996 amounts to conform to 1997 presentation.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1997 AND 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES

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

NOTE B--INVESTMENT IN LIMITED PARTNERSHIP

    The Company had a 30% interest in a limited partnership formed to develop processes or devices for inhibiting rejection in connection with organ transplant procedures. This investment included cost in excess of the fair value of net assets acquired (goodwill), which was being amortized over a five-year life. The general partner of the limited partnership was a corporation owned by a significant shareholder of the Company (note G).

    In connection with this investment, the Board of Directors authorized the Company to enter into an agreement to issue 383,500 shares of common stock to the general partner with a total fair market value at the date of issuance of $967,250. These shares were placed in escrow and were to be released to the general partner on the attainment of specific project development milestones.

    On September 30, 1997, the limited partnership was terminated and all shares held in escrow were surrendered to the Company and retired. In addition, the Company will receive cash of $55,000 representing its investment in the partnership. A loss of approximately $8,000 was recognized as a result of this transaction.

NOTE C--NOTE PAYABLE TO BANK

    The Company has a line of credit facility with a bank under which it can borrow up to $1,500,000, subject to a defined borrowing base. Amounts outstanding under the facility are due upon demand or, if no demand is made, on March 31, 1998 and bear interest at prime plus .5% (effective rate of 9.00% at September 30, 1997). The facility is collateralized by substantially all assets of the Company, contains restrictive covenants which include, but are not limited to, minimum tangible net worth, net earnings, and a maximum debt to tangible net worth ratio. Effective September 30, 1997 the Company was in compliance with or in the process of obtaining waivers for all covenants. The Company expects to maintain or replace the line of credit under similar terms and conditions.

NOTE D--LONG-TERM OBLIGATION

    The Company has a term note payable to a bank which is due in monthly installments of principal and interest at the bank's prime rate plus .5% (effective rate of 9.00% at September 30, 1997). The note is due in 2001 and is collateralized by a building. It is subject to the same restrictive covenants as the line of credit (note C).

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1997 AND 1996

NOTE D--LONG-TERM OBLIGATION (CONTINUED)
    Maturities of the long-term obligation are as follows for the years ending September 30:

1998..............................................................  $   6,411
1999..............................................................      7,621
2000..............................................................      8,336
2001..............................................................    370,797
                                                                    ---------
                                                                    $ 393,165
                                                                    ---------
                                                                    ---------

NOTE E--SHAREHOLDERS' EQUITY

    EMPLOYEE STOCK OWNERSHIP PLAN

    The Board of Directors has adopted an Employee Stock Ownership Plan (ESOP) for the benefit of the Company's employees. The Company originally loaned $150,000 to the ESOP for the purchase of 225,000 shares of newly issued common stock at $.67 a share. The loan from the ESOP bears interest at 9% per annum and is to be repaid over 20 years in annual payments of $7,500 plus interest. Repayment by the ESOP will be made from future annual contributions by the Company. Contributions to the ESOP were approximately $20,000 for each of the years ended September 30, 1997 and 1996.

    STOCK OPTIONS

    The Company has granted nonqualified stock options to key employees and other individuals providing services to the Company at an exercise price not less than market price as of the date of grant. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

    Option transactions for the two years ended September 30, 1997 are summarized as follows:

                                                                    NUMBER    WEIGHTED AVERAGE
                                                                   OF SHARES   EXERCISE PRICE
                                                                   ---------  -----------------
Outstanding at October 1, 1995...................................    220,364      $    2.02
Expired..........................................................    (60,000)          2.50
                                                                   ---------          -----
Outstanding at September 30, 1996................................    160,364           1.84
Granted..........................................................     80,000           1.10
Exercised........................................................    (60,000)          1.50
Expired..........................................................    (40,000)          2.75
                                                                   ---------          -----
Outstanding at September 30, 1997................................    140,364      $    1.31
                                                                   ---------          -----
                                                                   ---------          -----

    During 1997, options to purchase 60,000 shares of common stock were exercised. Stock certificates relating to 20,000 of these shares are yet to be issued as of September 30, 1997.

    Options for 119,364 shares were exercisable at September 30, 1997, at a weighted average exercise price of $1.25.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1997 AND 1996

NOTE E--SHAREHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information concerning outstanding and exercisable stock options at September 30, 1997:

                       OPTIONS OUTSTANDING
------------------------------------------------------------------
                               WEIGHTED AVERAGE
    RANGE OF        NUMBER        REMAINING      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE
----------------  -----------  ----------------  -----------------
$ 1.08 - $1.50      100,364       4.1 years          $ 1.18
      1.63          40,000        2.9 years            1.63

              OPTIONS EXERCISABLE
------------------------------------------------
    RANGE OF        NUMBER     WEIGHTED AVERAGE
EXERCISE PRICES   EXERCISABLE   EXERCISE PRICE
----------------  -----------  -----------------
$ 1.08 - $1.50      100,364        $ 1.18
      1.63          19,000           1.63

    The weighted average fair value of options granted in 1997 was $1.10 per share. The fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: no dividend yield; risk-free rate of return of 6.3%; volatility of 64.2%; and an average term of 5.0 years. The Company's 1997 pro forma net loss and net loss per share would have been $157,564 or $0.06 per share had the fair value method been used for valuing options granted during 1997. These effects may not be representative of the future effects of applying the fair value method.

    On October 1, 1997, an officer of the Company was granted options to purchase 200,000 shares of common stock at an exercise price of $1.00 per share. One half of the options vest immediately, with the second half vesting October 1, 1998. Terms of these options expire five years from the vesting date.

NOTE F--INCOME TAXES

    Deferred income tax assets and liabilities consist of the following at September 30, 1997:

Deferred tax assets
  Accrued liabilities.....................................................  $  92,000
  Allowance for doubtful accounts.........................................     10,000
  Inventories.............................................................    134,000
  Capital loss carryforward...............................................     14,000
  Charitable contribution carryforward....................................     21,000
  Other...................................................................      5,000
                                                                            ---------
                                                                              276,000
  Valuation allowance.....................................................    (88,000)
                                                                            ---------
                                                                            $ 188,000
                                                                            ---------
                                                                            ---------

Deferred tax liabilities
  Property and equipment..................................................  $ 104,000
  Capitalized catalog costs...............................................     11,000
                                                                            ---------
                                                                            $ 115,000
                                                                            ---------
                                                                            ---------

    During 1997, the valuation allowance increased by $20,000.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1997 AND 1996

NOTE F--INCOME TAXES (CONTINUED)
    Income tax expense (benefit) consists of the following:

                                                                             YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
Currently payable
  Federal.............................................................  $   18,000  $   56,000
  State...............................................................       2,000     (12,000)
                                                                        ----------  ----------
                                                                            20,000      44,000

Deferred
  Federal.............................................................     (74,000)    (37,000)
  State...............................................................      (6,000)     (3,000)
                                                                        ----------  ----------
                                                                           (80,000)    (40,000)
                                                                        ----------  ----------
                                                                        $  (60,000) $    4,000
                                                                        ----------  ----------
                                                                        ----------  ----------

    A reconciliation of income taxes at the statutory rate to the actual income taxes provided is as follows:

                                                                                  YEARS ENDED
                                                                                 SEPTEMBER 30,
                                                                              --------------------
                                                                                1997       1996
                                                                              ---------  ---------
Federal tax, at statutory rate..............................................      (34.0)%      34.0%
State income taxes, net of federal tax benefit and credits received.........        0.9       (9.9)
Differences in statutory rates..............................................        8.0      (11.4)
Officers life insurance.....................................................        4.2        7.2
Non-deductible entertainment expenses.......................................        9.0        4.0
Adjustment of prior year's accruals.........................................       (6.2)      (3.1)
Research and development credits............................................       (8.5)     (18.5)
Change in valuation allowance...............................................      (13.5)    --
Other.......................................................................       (0.5)       1.6
                                                                              ---------  ---------
Effective rate..............................................................      (40.6)%       3.9%
                                                                              ---------  ---------
                                                                              ---------  ---------

    The Company has a capital loss carryforward of approximately $38,000 available to offset future capital gains and a charitable contribution carryforward of approximately $56,000 which may be carried forward for up to five years. Benefits of these carryforwards will be recognized as they become deductible for tax purposes.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1997 AND 1996

NOTE G--RELATED PARTY TRANSACTIONS

    SIGNIFICANT SHAREHOLDER AND OFFICER

    The Company has entered into several transactions with a significant shareholder and Chief Executive Officer (Officer) of the Company as described below:

    The Officer has an employment agreement with the Company. Total compensation earned under this agreement was approximately $392,975 and $233,000 in 1997 and 1996. The employment agreement expires September 30, 1999 and includes a non-compete covenant for two years from the date of termination and a provision for severance compensation on termination of employment under certain circumstances during the term of the agreement.

    The Officer has an exclusive license agreement for specified products he developed which pays royalties of 4% of the net sales price of the products sold by the Company. Royalties earned by the Officer were $34,255 and $26,424 during the years ended September 30, 1997 and 1996.

    Under an exclusive license agreement with the Officer for specified Oxboro Outdoors, Inc. products invented or developed, royalties ranging from 8% to 9% of the net sales price of the products sold are to be paid. Advance royalties of $112,500 (the maximum under the agreement) were paid prior to 1995 on products accepted for production. These advances were capitalized on the books of the Company when paid and are being amortized as sales of the related products are made. At September 30, 1997, net royalties remaining on the books were approximately $59,000. However, under the agreement, the Officer may draw additional royalty advances up to an aggregate outstanding balance of $112,500.

    The Officer is the sole trustee of, and votes the unallocated shares held in, the Company's Employee Stock Ownership Plan.

    The Company entered into a consulting agreement with the Officer which provides that upon reaching age 55 and retiring from the Company, he will receive $150,000 per year for a minimum of five years. This agreement requires the Officer to be available to the Company for a certain number of hours per month and prohibits him from competing with the Company during the term of the agreement.

    OTHER

    A director of the Company received approximately $60,000 during each of the fiscal years ended September 30, 1997 and 1996 for general business consulting and for development and enhancement of the Company's computer capabilities.

    Another director received approximately $10,000 in commissions from the sale of insurance policies to the Company during each of the years ended September 30, 1997 and 1996. This director also received $30,000 in consulting fees related to Oxboro Outdoors, Inc. during each of the years ended September 30, 1997 and 1996.

    Each director of the Company who is not an employee receives a fee for services provided in the amount of $600 per month. The aggregate fees paid to nonmanagement directors for services rendered for the years ended September 30, 1997 and 1996 were approximately $24,000 and $32,000. The directors also received bonuses totaling $15,000 for the year ended September 30, 1997. No bonuses were earned for the year ended September 30, 1996.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1997 AND 1996

NOTE G--RELATED PARTY TRANSACTIONS (CONTINUED)
    The former President of the Company issued a promissory note to the Company in the amount of $160,000 in conjunction with the exercise of stock options. The note earned interest at a stated applicable federal rate and was due in annual installments through January 25, 1999. At September 30, 1996, $80,000 remained outstanding under this note. During 1997, the former President surrendered, and the Company retired, 70,200 shares of the Company's common stock in cancellation of the promissory note and related accrued interest receivable.

    Additionally, under a product development incentive agreement, the former President will receive royalties of 4% of net sales of products he developed for the Company. The former President and the Officer participate in a royalty sharing agreement related to certain products jointly developed for the Company and its subsidiary. Provisions of this agreement may affect payment terms of other royalty and license agreements described above.

NOTE H--SEGMENT INFORMATION

    Oxboro Medical International, Inc. operates in two industry segments: medical supplies ("Medical") and outdoor recreational products through its wholly-owned subsidiary, Oxboro Outdoors, Inc. ("Outdoors"). Financial information by industry segment as of and for the years ended September 30, 1997 and 1996 is summarized as follows:

                                                       MEDICAL       OUTDOORS     CONSOLIDATED
                                                     ------------  -------------  ------------
1997

Net sales..........................................  $  4,322,108  $     479,857   $4,801,965
Direct contribution operating income (loss)........     1,773,804     (1,000,276)     773,528
Allocation of corporate expense....................      (679,758)      (190,898)    (870,656)
                                                     ------------  -------------  ------------
Operating income (loss)............................  $  1,094,046  $  (1,191,174)  $  (97,128)
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------
Identifiable assets................................  $  3,926,403  $   1,651,774   $5,578,177
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------
1996

Net sales..........................................  $  3,995,568  $     154,150   $4,149,718
Direct contribution operating income (loss)........     1,487,189       (799,861)     687,328
Allocation of corporate expense....................      (447,467)      (133,614)    (581,081)
                                                     ------------  -------------  ------------
Operating income (loss)............................  $  1,039,722  $    (933,475)  $  106,247
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------
Identifiable assets................................  $  4,100,167  $   1,356,879   $5,457,046
                                                     ------------  -------------  ------------
                                                     ------------  -------------  ------------

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

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1997 AND 1996

NOTE I--COMMITMENTS

    CONSULTING AGREEMENT

    In October 1994, Oxboro Outdoors, Inc. entered into a six year consulting agreement with an individual which provides for annual payments of approximately $25,000.

    LICENSING AGREEMENT

    The Company has a licensing agreement, expiring March 31, 1998, with National Football League (NFL) Properties Inc. to market and sell fishing tackle bearing logos of NFL teams. The agreement calls for royalty payments of 10% of net sales with minimum royalty payments as defined in the agreement. Management anticipates that this agreement will be renewed for a two-year period beginning April 1, 1998 with substantially the same terms as the current agreement.

NOTE J--LEGAL PROCEEDINGS

    The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

NOTE K--FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter, the Company recorded reserves against inventories of approximately $105,000, which increased cost of sales.

                                 EXHIBIT INDEX

 EXHIBIT    DESCRIPTION                                                                                   PAGE NO.
----------  -------------------------------------------------------------------------------------------  -----------
  3.1       Articles of Incorporation as restated effective July 27, 1994..............................          [i]

  3.2       Amended and Restated Bylaws effective February 23, 1995....................................          [i]

 10.1(a)    Limited Partnership Agreement for Project Heart............................................         [ii]

*10.1(b)    Transfer of Technology Agreement by and between Project Heart Limited Partnership and
              LexTen, Inc., effective September 30, 1997...............................................

*10.2(a)    Stock Award Agreement dated October 1, 1990 between the Registrant and Larry Rasmusson.....         [ii]

*10.2(b)    Amendment No. 1 to Stock Agreement, effective June 19, 1991................................        [iii]

*10.2(c)    Amendment No. 2 to Stock Award Agreement, effective October 31, 1995.......................          [i]

*10.2(d)    Termination of Stock Award Agreement effective September 30, 1997, between Registrant and
              Larry A. Rasmusson.......................................................................

*10.3(a)    Exclusive License Agreement between the Registrant and Larry Rasmusson dated April 1,
              1990.....................................................................................         [ii]

*10.3(b)    First Amendment to Exclusive License Agreement, effective November 8, 1995.................          [i]

*10.4(a)    Employment Agreement between the Registrant and Larry A. Rasmusson dated April 1, 1993.....         [iv]

*10.4(b)    First Amendment to Employment Agreement, effective December 21, 1993.......................          [i]

*10.4(c)    Second Amendment to Employment Agreement, effective October 1, 1997........................

*10.5(a)    Exclusive License and Royalty Agreement between Oxboro Outdoors, Inc. and Larry Rasmusson
              dated April 17, 1993.....................................................................         [iv]

*10.5(b)    First Amendment to Exclusive License and Royalty Agreement, effective December 21, 1993....          [i]

*10.5(c)    Second Amendment to Exclusive License and Royalty Agreement, effective November 8, 1995....          [i]

*10.6(a)    Consulting Agreement, effective November 1, 1995 by and between the Registrant and Larry
              Rasmusson................................................................................          [i]

*10.6(b)    First Amendment to Consulting Agreement, effective October 1, 1997.........................

*10.7(a)    Stock Option Agreement, effective August 17, 1995, by and between the Registrant and Larry
              Rasmusson................................................................................          [i]

*10.7(b)    Stock Option Agreement, effective October 1, 1997, by and between the Registrant and Larry
              A. Rasmusson.............................................................................

*10.7(c)    Stock Option Agreement, effective October 1, 1997, by and between the Registrant and Larry
              A. Rasmusson.............................................................................

*10.8       Settlement Agreement and Mutual Release of Claims by and between Harley Haase and the
              Registrant dated June 13, 1997...........................................................         [iv]

*10.9       Product Development and Incentive Agreement, effective November 8, 1995, by and between the
              Registrant and Harley Haase..............................................................          [i]

*10.10      Royalty Sharing Agreement, effective November 21, 1995, by and between the Registrant,
              Oxboro Outdoors, Inc., Larry Rasmusson and Harley Haase..................................          [i]

*10.11      Bonus Programs for Harley Haase, Keith Olson and Larry Rasmusson adopted May 30, 1990......         [vi]

 EXHIBIT    DESCRIPTION                                                                                   PAGE NO.
----------  -------------------------------------------------------------------------------------------  -----------
*10.12      Stock Option Agreement, effective October 30, 1996, by and between the Registrant and
              Dennis Mikkelson.........................................................................

*10.13      Stock Option Agreement, effective June 19, 1997, by and between the Registrant and John
              Walter...................................................................................

 21         The Registrant has two subsidiaries, Oxboro Medical, Inc. and Oxboro Outdoors, Inc., both of which are incorporated in the State of Minnesota.

 27         Financial Data Schedule....................................................................

------------------------

   * Denotes management contract or compensatory plan or arrangement.

  [i] Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1995.

 [ii] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990.

 [iii] Incorporated by reference to the Registrant's Report on Form 8-K dated
       June 19, 1991.

 [iv] Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1993.

 [v] Incorporated by reference to the Registrant's Quarterly Report on Form
     10-QSB for the quarter ended June 30, 1997.

 [vi] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1991.