Form 10KSB40/A
period 1997-09-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1998-01-28
CIK 350557

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                 FORM 10-KSB/A

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934
                       FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

/ /        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

         FOR THE TRANSITION PERIOD FROM            TO

                         COMMISSION FILE NUMBER 0-18785
                            ------------------------
                       OXBORO MEDICAL INTERNATIONAL, INC.

                 (Name of small business issuer in its charter)

              MINNESOTA                                 41-1391803
   (State or other jurisdiction of                    (IRS Employer
    incorporation or organization)                 Identification No.)

                           13828 LINCOLN STREET N.E.
                           HAM LAKE, MINNESOTA 55304

              (Address of principal executive offices) (Zip Code)

                                 (612) 755-9516

                (Issuer's Telephone Number, including area code)
                            ------------------------

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

    As of December 12, 1997 there were 2,278,578 shares of the issuer's Common Stock outstanding.

    The purpose of this Amendment is to add Part III, Items 9-12, to the Report on Form 10-KSB for the year ended September 30, 1997, which was originally filed on December 29, 1997. In addition, the number of shares outstanding as of December 12, 1997, was corrected.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

    Certain information regarding the officers and directors of the Company is set forth below:

NAME                                                           POSITION
--------------------------------------  ------------------------------------------------------
Larry A. Rasmusson....................  Chairman of the Board, Chief Executive Officer and
                                          Chief Financial Officer

Dennis L. Mikkelson...................  Secretary and Director

John R. Walter........................  Director

    Larry A. Rasmusson, 54, has been a director since April 1993. Since that time he has also served as Chairman of the Board and chief financial officer of the Company. In June 1997, Mr. Rasmusson was appointed chief executive officer. Mr. Rasmusson also serves as president of the Company's wholly-owned subsidiary, Oxboro Outdoors, Inc. Prior to April 1993, he had served as a consultant to the Company on various financial and other matters since 1982. Mr. Rasmusson currently serves as trustee of the Company's Employee Stock Ownership Plan.

    Dennis L. Mikkelson, 54, has been a director of the Company since 1990. Prior to 1990, Mr. Mikkelson spent 18 years with Control Data Corporation in various positions related to computer software development. Since leaving Control Data Corporation, he has worked as an independent consultant in information engineering and data base consulting.

    John R. Walter, 56, has been a director since 1992. For the past 35 years, he has worked as a financial planner. Mr. Walter previously served as a consultant to Oxboro Outdoors, Inc. in connection with marketing.

    The Company's Articles of Incorporation provide that directors are divided into three classes, with each class serving a three-year term and approximately one-third of the Board of Directors to be elected each year. Messrs. Mikkelson and Rasmusson's terms expire in 1998. Mr. Walter's term expires in 2000.

COMPLIANCE WITH REPORTING REQUIREMENTS OF EXCHANGE ACT

    Section 16 of the Securities Exchange Act of 1934, and the rules promulgated thereunder, requires the Company's officers, directors, and holders of 10% or more of its outstanding Common Stock to file certain reports with the Securities and Exchange Commission. To the Company's best knowledge, based solely on information provided to it by the reporting individuals, all of the reports required to be filed by these individuals have been filed.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table sets forth certain information regarding compensation paid during each of the Company's last three fiscal years to the Company's former and current chief executive officers (the

"Named Executive Officers"). No other executive officer had total annual compensation in fiscal 1997 (based on salary and bonus) exceeding $100,000.

                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                                                             AWARDS
                                                                                          -------------
                                                                   ANNUAL COMPENSATION     SECURITIES         ALL
                                                       FISCAL     ----------------------   UNDERLYING        OTHER
NAME AND PRINCIPAL POSITION                             YEAR        SALARY      BONUS        OPTIONS     COMPENSATION
---------------------------------------------------  -----------  ----------  ----------  -------------  -------------
Harley Haase ......................................        1997   $  129,116          --           --     $   206,419(2)
  Chief Executive Officer(1)                               1996      148,226  $   50,000           --          48,667
                                                           1995      128,830     175,620           --          48,895

Larry A. Rasmusson ................................        1997   $  262,975  $  130,000           --     $    92,579(4)
  Chief Executive Officer and Chief Financial              1996      181,220      50,000           --          75,810
  Officer(3)                                               1995      161,798     175,620       80,364          70,109

------------------------

(1) Mr. Haase resigned as Chief Executive Officer effective June 13, 1997.

(2) All other compensation for Mr. Haase for fiscal 1997 includes $158,280 to be paid in connection with his termination, $42,031 of premiums paid on a split dollar life insurance policy, and $6,108 paid as royalties. See "Settlement Agreement," "License Agreements," and "Split Dollar Insurance."

(3) Mr. Rasmusson was appointed Chief Executive Officer effective June 13, 1997.

(4) All other compensation for Mr. Rasmusson for fiscal 1997 includes $55,573 of premiums paid on a split dollar life insurance policy, $32,454 in royalties, and the market value at September 30, 1997 of 4,176 shares allocated to Mr. Rasmusson under the Company's Employee Stock Ownership Plan ($4,552). See "License Agreements," "Split Dollar Insurance," and "Employee Stock Ownership Plan."

OPTIONS GRANTED DURING FISCAL 1997

    No options were granted to the Named Executive Officers during the 1997 fiscal year.

AGGREGATED OPTION EXERCISES DURING FISCAL 1997 AND FISCAL YEAR-END OPTION VALUES

    The following table provides information related to options exercised by the Named Executive Officers during fiscal 1997 and the number and value of options held at fiscal year-end. The Company does not have any outstanding stock appreciation rights.

                                                                                      NUMBER OF        VALUE OF
                                                                                     UNEXERCISED      UNEXERCISED
                                                                                      OPTIONS AT     IN-THE-MONEY
                                                                                        FISCAL        OPTIONS AT
                                                            SHARES                     YEAR-END     FISCAL YEAR-END
                                                         ACQUIRED ON      VALUE      EXERCISABLE/    EXERCISABLE/
NAME                                                       EXERCISE     REALIZED    UNEXERCISABLE   UNEXERCISABLE(2)
-------------------------------------------------------  ------------  -----------  --------------  ---------------
Harley Haase...........................................      -0 -            -0 -         -0-/-0-      $ -0-/-0-
Larry A. Rasmusson.....................................     60,000           -0 -(1)    20,364/-0-     $ -0-/-0-

------------------------

(1) At the time of exercise, the exercise price exceeded the market price. Accordingly, no value was realized upon exercise.

(2) Value is calculated by multiplying the amount by which the average price of the Common Stock on September 30, 1997 ($1.09) exceeds the option exercise price ($1.50) by the number of shares.

EMPLOYMENT AGREEMENTS

    During fiscal 1994, the Company entered into five-year employment agreements with each of the Named Executive Officers. The agreement with Mr. Haase was terminated effective June 13, 1997, pursuant to the Settlement Agreement described below. Mr. Rasmusson's agreement provides that if his employment is terminated without "cause" (as defined in the agreement), he will be entitled to be paid his then current salary, bonus and other benefits through the remaining term of the agreement, and under certain circumstances the Company will be obligated to provide health and life insurance for the balance of his life. In addition, in the event that his employment is terminated in connection with a "change in control" of the Company (as defined), he will be entitled to receive as severance pay an amount equal to two and one-half times his "annualized includible compensation for the base period" (as defined in Section 28OG(d) of the Internal Revenue Code of 1986, as amended), payable in a lump sum, in cash, on the fifth day following such termination. If the Company had been obligated to pay under this provision as of September 30, 1997, approximately $960,200 would have been payable to Mr. Rasmusson. The employment agreement was amended, effective October 1, 1997, to extend the term to December 31, 1999, and to amend other provisions related to duties and responsibilities, compensation and termination.

SETTLEMENT AGREEMENT

    On May 5, 1997, an action was commenced on behalf of Harley Haase, the Company's former Chief Executive Officer, against the Company alleging a number of claims relating to the termination of Mr. Haase's employment with the Company. Effective June 13, 1997, Mr. Haase and the Company entered into a Settlement Agreement that included the termination of Mr. Haase's employment agreement, his resignation as a director of the Company, the payment to Mr. Haase of a settlement amount of approximately $158,280, and a mutual release of claims.

LICENSE AGREEMENTS

    The Company has entered into an exclusive license agreement with Larry Rasmusson pursuant to which Mr. Rasmusson, as licensor, granted the Company, as licensee, the exclusive right to make, use, and sell certain medical products and to receive information and assistance from Mr. Rasmusson to make, use and sell the products. Mr. Rasmusson is to receive royalties in the amount of 4% of the "net sales price" (as defined) of all licensed products sold. Royalties continue for the life of the product. If at any time a product covered by the agreement is no longer sold by the Company (defined as a reduction by 50% in sales from the previous calendar year), the license will no longer be exclusive as to that product. The agreement contains a provision for increasing the royalty amount if royalty rates paid by the Company to others for similar products are higher than 4%. The agreement also provides that upon the termination of the employment of Harley Haase, the royalty will be increased from 4% to 6% on certain products, and Mr. Rasmusson and Mr. Haase will each receive royalties of 3% on sales of such products. During fiscal 1997, 1996, and 1995, Mr. Rasmusson earned $32,454, $27,000, and $21,669, respectively, in royalties under this agreement. Mr. Haase earned $1,801 in fiscal 1997.

    Oxboro Outdoors, Inc., a wholly owned subsidiary of the Company ("Outdoors"), has entered into an exclusive license and royalty agreement with Mr. Rasmusson pursuant to which Mr. Rasmusson, as licensor, granted Outdoors, as licensee, the exclusive right to make, use, and sell certain outdoor recreational products and to receive information and assistance from Mr. Rasmusson to make, use and sell the products. Mr. Rasmusson is to receive an advance royalty payment of $1,500 for each product accepted for development by Outdoors and continuing royalties in the amount of 8% of the "net sales price" (increased to 9% when the cumulative aggregate "net sales price" exceeds $1,000,000) of all such products sold after the cumulative "net sales price" of all products sold multiplied by the applicable royalty percentage exceeds the total of all royalty advances. Royalties continue for the life of the products. Advance royalties of $112,500 were paid prior to fiscal 1995. No advance royalties were paid during fiscal 1995, 1996, or 1997. As of September 30, 1997, royalties of $53,500 had been credited against the advance for products sold. Outdoors has also been granted a royalty-free license to use the name "Larry A. Rasmusson" and the picture of Mr. Rasmusson in connection with the advertising, merchandising, promotion, manufacture, sale and distribution of certain Outdoors products.

    The Company is party to a product development incentive agreement with Mr. Haase pursuant to which Mr. Haase, as licensor, granted the Company, as licensee, the exclusive right to make, use and sell certain products and to receive information and assistance from Mr. Haase to make, use and sell the products. Following termination of his employment with the Company, Mr. Haase will receive incentive payments equal to 4% of the net sales price of all products subject to the agreement sold by the Company following Mr. Haase's termination. Royalties continue for the life of the products. Mr. Haase was paid $4,307 in royalties under this agreement in fiscal 1997.

    The Company and Outdoors have entered into a royalty sharing agreement with Mr. Rasmusson and Mr. Haase pursuant to which Mr. Haase and Mr. Rasmusson will share royalties on products that they jointly develop that are covered under the exclusive license agreement and/or exclusive license and royalty agreement, with respect to Mr. Rasmusson, and under the product development incentive agreement, with respect to Mr. Haase. Upon Mr. Haase's termination of employment, 50% of royalties on the products jointly developed by Mr. Haase and Mr. Rasmusson are to be paid to Mr. Haase and 50% to Mr. Rasmusson. As noted above, during fiscal 1997, $1,801 was paid to each of Mr. Haase and Mr. Rasmusson pursuant this agreement.

CONSULTING AGREEMENTS

    During fiscal 1996, the Company entered into consulting agreements with Harley Haase, the Company's former chief executive officer, and Larry A. Rasmusson, its current chief executive officer and chief financial officer, whereby each would be paid an annual consulting fee in the amount of $150,000 for a period of five years commencing upon retirement. The agreement with Mr. Haase was terminated effective June 13, 1997. Mr. Rasmusson's agreement prohibits him from engaging in any activity that competes with either the Company or Outdoors and provides that he shall not be required to provide services for more than five days per month during the term of the agreement without additional compensation. If Mr. Rasmusson voluntarily terminates his employment with the Company prior to age 55 without good cause attributable to the Company, the agreement will not be binding on the Company. For purposes of this provision, a change in control (as defined) constitutes good cause attributable to the Company. Effective October 1, 1997, the Company and Mr. Rasmusson entered into an amendment to the consulting agreement which provides that the term of the consulting agreement will be extended one full year for each full or partial year that Rasmusson's term of employment is extended beyond April 1, 1998. The annual consulting fees for the extended term of the consulting agreement are $50,000 a year.

SPLIT DOLLAR INSURANCE

    The Company has adopted split dollar life insurance plans for the benefit of its former chief executive officer, Harley Haase, and Larry A. Rasmusson, its current chief executive officer and chief financial officer. Mr. Haase's split dollar life insurance plan was terminated in September 1997 pursuant to the terms of the Settlement Agreement. Under the terms of Mr. Rasmusson's plan, the Company pays the annual premiums on a $1 million insurance policy (the "Policy") on his life. The Policy is a whole life policy on which all premiums are paid by the Company and income is imputed to the insured in an amount equal to the term rate for his insurance as established by the insurer. The Policy is owned by Mr. Rasmusson. The plan is designed so that the Company will recover all premium payments, interest, and advances made by it on account of the Policy. The Company's interest in the premium payments, interest, and advances made with respect to the Policy is secured by a collateral assignment of the Policy. Upon the death of Mr. Rasmusson, the Company will be reimbursed from the insurance proceeds paid to the beneficiaries in an amount equal to the total premiums, interest, and advances made by the Company with respect to the Policy. In the event the Policy is surrendered for its cash surrender value at some date in the future, the

Company will be reimbursed for the premiums it has paid on the Policy, plus interest. Premiums paid in fiscal 1997, 1996 and 1995 on behalf of Mr. Haase totaled $42,031, $45,755, and $45,467, respectively. Premiums paid in fiscal 1997, 1996, and 1995 on behalf of Mr. Rasmusson totaled $55,573, $45,898, and $45,012, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

    The Company has established an Employee Stock Ownership Plan and Trust (the "Plan"). The Company advanced $150,000 to the Plan, which was used to purchase 225,000 shares of newly issued Common Stock from the Company at a price of $.67 per share. The loan is evidenced by a promissory note in the initial principal amount of $150,000, bearing interest at 9% per annum. The note provides for annual principal payments of $7,500, together with annual interest payments. In accordance with legal requirements, as the loan is repaid, the shares are allocated to participants in the Plan. The Company contributed approximately $20,000 to the Plan for fiscal 1997. For fiscal 1997, 1996, and 1995, no shares, 2,588 shares, and 2,285 shares, respectively, were credited to the account of Harley Haase, and 4,176 shares, 2,588 shares, and 2,285 shares, respectively, were credited to the account of Larry Rasmusson.

COMPENSATION TO DIRECTORS

    DIRECTORS' FEES AND BONUSES. For services rendered in fiscal 1997, each member of the Company's Board of Directors who is not an employee of the Company received a monthly fee of $600. Nonmanagement directors also received bonuses in fiscal 1997 totaling $15,000. The aggregate compensation paid to nonmanagement directors for services rendered in fiscal 1997 was $29,400.

    STOCK OPTIONS TO DIRECTORS. Effective October 30, 1996, the Company granted to Dennis L. Mikkelson an option to purchase 40,000 shares of Common Stock at an exercise price of $1.125 per share. Effective June 19, 1997, the Company granted to John R. Walter an option to purchase 40,000 shares of Common Stock at an exercise price of $1.08 per share.

    CONSULTING FEES TO DIRECTOR. The Company paid approximately $60,000 during each of fiscal 1997 and 1996 to Dennis L. Mikkelson, a director, for general consulting and for development and enhancement of the Company's computer capabilities.

    COMMISSIONS/CONSULTING FEES TO DIRECTOR. John R. Walter, a director, received approximately $10,000 during each of fiscal 1997 and 1996 as commissions for the sale to the Company of various investment and insurance products. In addition, Mr. Walter received $30,000 during each of fiscal 1997 and 1996 for consulting services related to Oxboro Outdoors, Inc. Mr. Walter is no longer serving as a consultant to the Company or Oxboro Outdoors, Inc.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of December 31, 1997 (or, for information based on a Schedule 13D filing, the date thereof) derived from the Company's records or provided by the holders with respect to the stock ownership of all persons known by the Company to be beneficial owners of more than five percent of its outstanding Common Stock, all directors and nominees to become directors, all Named Executive Officers (as defined herein), and all officers and directors of the Company as a group.

Except where otherwise indicated, all persons have sole voting power and sole investment power with respect to the shares indicated:

                                                                 NUMBER OF SHARES    PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                                   OWNED          OF CLASS
---------------------------------------------------------------  -----------------  -------------
Larry A. Rasmusson ............................................         440,503(1)         17.6
  13828 Lincoln Street N.E.
  Ham Lake, Minnesota 55304

Keith A. Olson ................................................         240,000            10.5
  2531 West 90th Street
  Bloomington, Minnesota 55431

Employee Stock Ownership Plan .................................         214,923(2)          9.4
  13828 Lincoln Street N.E.
  Ham Lake, Minnesota 55304

CMM Properties, LLC ...........................................         101,175(3)          4.4
  1730 S. College Avenue
  Fort Collins, Colorado 80525

Kenneth Brimmer ...............................................          80,000(4)          3.5
  720 South Fifth Street
  Hopkins, Minnesota 55343

Harley Haase...................................................          57,274(5)          2.5

Dennis L. Mikkelson............................................          40,000(6)          1.7

John R. Walter.................................................          40,000(6)          1.7

All officers and directors as a group (3 persons)..............         520,503(7)         20.2

------------------------

(1) Includes 220,364 shares that may be acquired upon exercise of currently exercisable options and 10,869 shares allocated to Mr. Rasmusson under the Employee Stock Ownership Plan (ESOP) (of which 6,521 shares have vested).

(2) Larry Rasmusson, trustee of the Employee Stock Ownership Plan, disclaims beneficial ownership of shares owned by the Plan. Each participant in the Plan has voting rights with regard to shares allocated to his or her account in which the participant has vested. As of September 30, 1997, 85,473 shares have been allocated to participants, of which 75,327 shares have vested. See "Executive Compensation--Employee Stock Ownership Plan."

(3) Information based on Schedule 13D dated December 16, 1997. CMM Properties, LLC states that under some interpretations of Rule 13d-3(b) of the Securities Exchange Act of 1934 it may be deemed to be the beneficial owner of 80,000 shares held by Kenneth Brimmer.

(4) Information based on Schedule 13D dated December 16, 1997. Mr. Brimmer states that under some interpretations of Rule 13d-3(b) of the Securities Exchange Act of 1934 he may be deemed to be the beneficial owner of 101,175 shares held by CMM Properties, LLC. Of the 80,000 shares reported, Mr. Brimmer has shared voting and dispositive power as to 20,000 shares.

(5) Includes 28,274 shares allocated to Mr. Haase under the ESOP; all of such shares have vested.

(6) Includes 40,000 shares that may be acquired upon exercise of currently exercisable options.

(7) Includes 300,364 shares that may be acquired upon exercise of currently exercisable options and 10,869 shares allocated under the ESOP.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PURCHASE OF SHARES BY OFFICER

    Effective January 25, 1994, Harley Haase, a former officer and director of the Company, exercised an option to purchase 90,000 shares of the Company's Common Stock for an aggregate purchase price of $168,750. The purchase price was paid by delivery of $8,750 in cash and a promissory note in the principal amount of $160,000. The note provided that the principal be paid in five equal annual installments, commencing in January 1995, together with all interest accrued and unpaid as of the date of payment, and that interest be accrued at an annual rate equal to the stated Applicable Federal Rate as in effect from time to time, each change in the interest rate to become effective on the day the corresponding change in the Federal rate becomes effective. Such rate was 6.38% as of September 30, 1996. Mr. Haase pledged 70,200 shares of Common Stock previously owned by him as security for the note. In connection with Mr. Haase's termination of employment, $89,940 in principal and interest was paid effective June 13, 1997 by the surrender by Mr. Haase of 70,200 shares of Common Stock in full satisfaction of the note.

LIMITED PARTNERSHIP: PROJECT HEART

    In fiscal 1991, the Company invested $142,000 cash for a 30% limited partnership interest in the Project Heart Limited Partnership, a Minnesota limited partnership (the "Limited Partnership"). The Limited Partnership was formed to pursue the development of a device to be used in connection with organ transplants and organ transportation.

    The general partner of the Limited Partnership was LexTen, Inc., a Minnesota corporation, of which Larry Rasmusson is the sole shareholder. LexTen held a 67.7% interest in the Limited Partnership. Larry Rasmusson is an officer and a director of the Company and also is deemed to be the beneficial owner of approximately 17.6% of the Common Stock of the Company. Harley Haase, then president and a director of the Company, purchased a 1.2% limited partnership interest in the Limited Partnership for $10,000 cash.

    In conjunction with the Limited Partnership, the Company entered into a stock award agreement (the "Stock Award Agreement") with Larry Rasmusson, pursuant to which the Company issued to Mr. Rasmusson 383,500 shares of its Common Stock, held in an escrow account. These shares were to be released to Mr. Rasmusson in various installments upon the reaching of defined milestones set forth in the Stock Award Agreement. The Stock Award Agreement was amended by the Board of Directors for the Company effective October 31, 1995 to extend the term of the agreement from October 31, 1995 to October 31, 1998 in consideration of Mr. Rasmusson's waiving, on his own behalf and on behalf of LexTen, Inc., the right to receive any cash distribution from the Limited Partnership. Until the termination of the Stock Award Agreement, Mr. Rasmusson was entitled to vote the escrowed stock, including all shares not yet awarded to Mr. Rasmusson because the milestones had not been reached.

    Effective September 30, 1997, the Limited Partnership was dissolved, all remaining cash was distributed to the limited partners, and the shares subject to the Stock Award Agreement were forfeited and returned to the Company. The rights to the device, still in the conceptual stage, were transferred to LexTen, Inc. Neither LexTen, Inc. nor Mr. Rasmusson received any cash as part of the dissolution.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OXBORO MEDICAL INTERNATIONAL, INC.

Dated: January 28, 1998         By:            /s/ LARRY A. RASMUSSON
                                     -----------------------------------------
                                                 Larry A. Rasmusson
                                            CHIEF EXECUTIVE OFFICER AND
                                              CHIEF FINANCIAL OFFICER