Form 10QSB
period 1997-12-31
OXBORO MEDICAL INTERNATIONAL INC
filed 1998-02-12
CIK 350557

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                     FORM 10-QSB

(MARK ONE)

  X       Quarterly Report under Section 13 or 15(d) of the Securities Exchange
------    Act of 1934

For the quarterly period ended December 31, 1997
                               -----------------

------- Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to
                               --------------------   ---------------------
Commission File No. 0-18785
                    -------

                          OXBORO MEDICAL INTERNATIONAL, INC.
-------------------------------------------------------------------------------
           (Exact name of small business issuer as specified in its charter)

               Minnesota                               41-1391803
--------------------------------------         --------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


13828 Lincoln Street NE, Ham Lake, Minnesota                 55304
--------------------------------------         --------------------------------
  (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:        (612) 755-9516
                                               --------------------------------
                                      No Change
-------------------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                           if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No
         -----      -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     2,658,942 shares of Common Stock at January 31, 1998

                                  TABLE OF CONTENTS

                                                                      Page No.
                                                                     ----------
                            Part I.  Financial Information

Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets at                        3
           December 31, 1997 (unaudited) and September 30, 1997

           Condensed Consolidated Statements of Earnings for
           Three Months Ended December 31, 1997 and 1996 (unaudited)       4

           Condensed Consolidated Statements of Cash Flows for
           Three Months Ended December 31, 1997 and 1996 (unaudited)       5

           Notes to Condensed Consolidated Financial Statements            6
           (unaudited)

Item 2.   Management's Discussion and Analysis                             7

                             Part II.  Other Information

Item 1.   Legal Proceedings                                                9

Item 6.   Exhibits and Reports on Form 8-K                                10

Signature                                                                 11

                              I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        December 31, 1997      September 30, 1997
                                                        -----------------      ------------------
                                                           (unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                $    9,486              $  124,815
   Trade receivables, less allowance for doubtful accounts
     of $23,304 and $28,276, respectively                      700,564                 719,547
   Inventories                                               1,820,971               1,659,838
   Deferred income taxes                                       188,000                 188,000
   Other current assets                                        161,592                 250,329
                                                            -----------             -----------
   TOTAL CURRENT ASSETS                                      2,880,613               2,942,529

PROPERTY AND EQUIPMENT:
   Land                                                         57,211                  57,211
   Building                                                    897,589                 891,919
   Furniture and equipment                                   1,255,874               1,243,080
                                                            -----------             -----------
                                                             2,210,674               2,192,210
   Less accumulated depreciation                              (891,211)               (841,582)
                                                            -----------             -----------
                                                             1,319,463               1,350,628
OTHER ASSETS
     Cash surrender value - life insurance                     213,351                 203,770
     Inventories                                               910,000                 910,000
     Other                                                     168,694                 171,250
                                                            -----------             -----------
TOTAL ASSETS                                                $5,492,121              $5,578,177
                                                            -----------             -----------
                                                            -----------             -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable to bank                                     $   43,313              $  131,313
   Current maturities of long-term obligation                    6,411                   6,411
   Accounts payable                                            198,643                 231,704
   Accrued salaries, wages, payroll taxes                      232,973                 245,126
   Income taxes payable                                         53,755                  32,602
   Other accrued expenses                                      134,029                 195,139
                                                            -----------             -----------
TOTAL CURRENT LIABILITIES                                      669,124                 842,295

LONG-TERM OBLIGATION, less current maturities                  385,258                 386,754

DEFERRED INCOME TAXES                                          115,000                 115,000
SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value                                22,586                  22,586
   Additional paid-in capital                                1,313,057               1,313,057
   Retained earnings                                         3,080,902               2,992,291
                                                            -----------             -----------
                                                             4,416,545               4,327,934
   Less:  Receivable from ESOP                                 (93,806)                (93,806)
                                                            -----------             -----------
TOTAL SHAREHOLDERS' EQUITY                                   4,322,739               4,234,128
                                                            -----------             -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $5,492,121              $5,578,177
                                                            -----------             -----------
                                                            -----------             -----------


                   See accompanying notes to financial statements.

                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     (Unaudited)


                                                        Three Months Ended
                                                            December 31
                                                     -------------------------
                                                         1997         1996
                                                     -----------   -----------
Net sales                                            $ 1,177,746   $ 1,139,632

Cost of goods sold                                       411,281       320,396
                                                     -----------   -----------
Gross margin                                             766,465       819,236

Selling, general and administrative expenses             649,728       773,412
                                                     -----------   -----------
Operating earnings                                       116,737        45,824

Interest expense                                         (10,584)      (11,238)
Interest and other income                                  4,611        10,162
                                                     -----------   -----------
Earnings before income taxes                             110,764        44,748

Income taxes                                              22,153        10,382
                                                     -----------   -----------
Net earnings                                         $    88,611   $    34,366
                                                     -----------   -----------
                                                     -----------   -----------
Net earnings per common and common equivalent share:
   Basic                                                    $.04          $.01
                                                     -----------   -----------
                                                     -----------   -----------
   Diluted                                                  $.04          $.01
                                                     -----------   -----------
                                                     -----------   -----------
Weighted average common and common equivalent
 shares outstanding:
   Basic                                               2,258,578     2,672,278
                                                     -----------   -----------
                                                     -----------   -----------
   Diluted                                             2,275,459     2,673,091
                                                     -----------   -----------
                                                     -----------   -----------



      See accompanying notes to condensed consolidated financial statements.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                             Three Months Ended
                                                                 December 31
                                                           ----------------------
                                                              1997        1996
                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:                       $  88,611   $  34,366
   Net earnings
   Adjustments to reconcile net earnings to net cash used in
     Operating activities:
       Depreciation and amortization                           49,629      45,271
       Increase in cash value of life insurance                (9,581)    (19,736)
   Change in operating assets and current liabilities:
       Receivables                                             18,983        (985)
       Inventories                                           (161,133)   (175,071)
       Other current assets                                    88,737       5,323
       Accounts payable                                       (33,061)    133,704
       Accrued expenses                                       (73,263)   (154,252)
       Income taxes payable                                    21,153      11,669
                                                           ----------  ----------
       NET CASH USED IN OPERATING ACTIVITIES                   (9,925)   (119,711)
                                                           ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Reduction of (additions to)  other assets                    2,556     (65,157)
   Purchase of property and equipment                         (18,464)    (66,963)
                                                           ----------  ----------
       NET CASH USED IN INVESTING ACTIVITIES                  (15,908)   (132,120)
                                                           ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under (payments on) note payable to bank    (88,000)    252,000
   Payments on long-term obligation                            (1,496)     (1,606)
                                                           ----------  ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (89,496)    250,394
                                                           ----------  ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (115,329)     (1,437)
CASH AND CASH EQUIVALENTS, at beginning of period             124,815      13,323
                                                           ----------  ----------
CASH AND CASH EQUIVALENTS, at end of period                 $   9,486   $  11,886
                                                           ----------  ----------
                                                           ----------  ----------


      See accompanying notes to condensed consolidated financial statements.

         OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1997
                                  (UNAUDITED)

1.       INTERIM FINANCIAL STATEMENTS

         The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Report on Form 10-KSB for the fiscal year ended September 30, 1997.

2.       INVENTORIES


                                        December 31, 1997   September 30, 1997
                                        -----------------   ------------------
             Inventories consist of:
             Raw materials                 $ 1,479,296          $ 1,385,987
             Finished goods                  1,251,675            1,183,851
                                          ------------         -------------
                                           $ 2,730,971          $ 2,569,838
                                          ------------         -------------
                                          ------------         -------------


         The above amounts include portions of inventories classified as long term.

3.       SHAREHOLDERS' EQUITY

         Changes in shareholders' equity during the three months ended December 31, 1997 were as follows:

             Shareholders' equity at September 30, 1997     $ 4,234,128

             Net earnings                                        88,611
                                                            -----------
             Shareholders' equity at December 31, 1997      $ 4,322,739
                                                            -----------
                                                            -----------


4.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         The Company paid $10,584 and $11,238 in interest during the three months ended December 31, 1997 and 1996, respectively, and received cash of $489 and $2,911 as interest payments during the three months ended December 31, 1997 and 1996, respectively.

5.       NET EARNINGS PER SHARE

         On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year earnings per share data have been restated to conform to the provisions of SFAS 128.

         The Company's basic net earnings per share amounts have been computed by dividing net earnings by the weighted average number of outstanding common shares. The Company's diluted net earnings per share is computed by dividing net earnings by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had working capital of $2,211,489 as compared to $2,100,234 at September 30, 1997 and long-term debt of $385,258. As of December 31, 1997, the Company had $9,486 in cash as compared to $124,815 at September 30, 1997.

During the quarter ended December 31, 1997, the Company used $9,925 in net cash in operating activities, including an increase of $161,133 in inventories and a decrease of $33,061 in accounts payable.

The Company used $15,908 in investing activities during the quarter ended December 31, 1997, primarily for equipment and tooling and intangibles related to Oxboro Outdoors ("Outdoors") products.

The Company has obtained a line of credit of $1,500,000 subject to certain terms and conditions related to the Company's financial performance. As of December 31, 1997, the Company's outstanding balance on this line of credit was $43,313, reduced from $131,313 at September 30, 1997. The Company believes that additional funds, if needed, would be available in amounts sufficient for the Company's fiscal 1998 operations. However, depending upon the outcome of the opposing proxy solicitation noted below, including costs incurred by the Company in connection therewith or changes in current management, there may not be sufficient funds for fiscal 1998 operations or the availability of funds may be impaired.

RESULTS OF OPERATIONS

Net sales for the three-month period ended December 31, 1997 were $1,177,746 as compared to $1,139,632 for the corresponding period in the previous fiscal year. This represents an increase of approximately 3%.

Net sales of medical and surgical products were $1,061,323, an increase of 2%, or $22,106, over the corresponding period in fiscal 1996. The largest dollar increase and the largest percentage increase in sales ($30,825, or 51%) came from international sales. Direct sales to hospitals and dealers were up very slightly, and sales to packaging companies decreased ($29,298), effected mainly by a one-time sale of approximately $24,000 in last year's first quarter. Competitiveness continues in the Company's medical product markets.

Outdoors sales for the three months ended December 31, 1997 were $116,423 as compared to $100,415 for the corresponding period in the previous fiscal year, an increase of approximately 16%. In fiscal 1996 Outdoors entered into a license agreement with NFL-TM- Properties, Inc., that gives Outdoors the right to manufacture and sell fishing tackle printed with logos, names and various indicia of all 30 National Football League-TM- teams. Currently, these logos, names and various indicia are utilized on four types of fishing tackle and on earrings and key chains manufactured using fishing tackle components. Recently, Outdoors reached agreement with Major League Baseball for a similar license to use Major League Baseball logos, team names and various indicia in the production and sale of fishing tackle. Shipments of such products are expected to commence during the second or third quarter of fiscal 1998. For first quarter 1998, shipment of products produced under license from NFL Properties accounted for approximately 83% of sales of Outdoors products as compared to 84% of sales for the corresponding period in fiscal 1997.

Gross margin for the first quarter of fiscal 1998 and 1997 was 65% and 72%, respectively. The 7% decrease in gross margin for first quarter 1998 results from expenses related to compliance activities for ISO 9000, European CE Mark certification, various regulatory matters and the impact from the reduction of medical products production levels during the quarter. Gross margin for the three-month period ended December 31, 1997 for medical and surgical products decreased by 7% from 31% to 24%. Gross margin for the same period for Outdoors declined by 1% from 28% to 27%.

During the first quarter of fiscal 1998, selling, general and administrative (SG&A) expenses decreased by 16%, or $123,684, and decreased from 68% to 55% as a percentage of sales, as compared to the first quarter of fiscal 1997.

SG&A expenses decreased for Medical by approximately $86,000, or 16%, resulting from decreases in outside services, operating supplies, postage, shipping supplies, telephone costs, repair and maintenance charges, product samples, and conventions, mainly due to expense reduction efforts by the Company. In addition, the decrease resulted from decreased net freight expense, estimated bonus expense for the chief executive officer for fiscal year 1998, and reductions in gross wages due to the termination of a previous officer of the Company offset by the addition of personnel for new positions within the Company and by the impact of annual salary increases. These decreases were partly offset by increased royalties, directors' fees, legal and accounting fees, and regulatory compliance functions.

SG&A expenses decreased for Outdoors by approximately $38,000, or 17%, compared to the corresponding period in the previous fiscal year. The decreases were due mainly to a reduction in advertising expense, research and development, repair and maintenance, medical reimbursement, auto expense, consulting fees, legal fees, and bad debt expense. These decreases were offset by increases in gross wages due to annual salary increases, printing costs, convention expense, commissions paid to independent representatives and depreciation.

Earnings before income taxes for first quarter of fiscal 1998 was $110,764 as compared to $44,748 in first quarter of fiscal 1997, an increase of 148%.
The increase is mainly due to the decrease in SG&A expenses offset by the decrease in gross margins for medical and surgical products.

On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" ("SFAS 128"). As required by SFAS 128, all current and prior year earnings per share data have been restated to conform to the provisions of SFAS 128.

On January 22, 1998, the Company received notice that two shareholders had nominated themselves for positions on the Company's Board of Directors. During the second quarter of fiscal year 1998, the Company expects to incur substantial expenses to respond to this proxy solicitation opposing the Board's nominees for election at the 1998 Annual Meeting. Although these expenses cannot be precisely estimated at this time, the Company expects they will likely result in a net loss for the second quarter of fiscal 1998. Management believes it is in the Company's best interest to oppose the nominees proposed by the two dissident shareholders.

FORWARD LOOKING STATEMENTS

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
Investors are cautioned that all forward-looking statements involve risks and uncertainty. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Among the factors that could cause actual results to differ materially are the following: acceptance of new products, pricing strategies of competitors, general conditions in the industries served by the Company's products, changes in management of the Company and overall economic conditions, including inflation and consumer buying patterns.

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

A jury trial held in late October and early November 1997, resulted in a jury verdict in favor of the Company and Outdoors for between $19,000 and $26,700, depending on the court's interpretation of the legal effect of one of the jury's answers to the special verdict. The court had dismissed Up North's defamation claim prior to submission to the jury.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           27   Financial Data Schedule

      (b)  Reports on Form 8-K

           No Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       OXBORO MEDICAL INTERNATIONAL,
                                       INC.


Dated:  February 12, 1998              By /s/ Larry A. Rasmusson
                                         -------------------------------
                                         Larry A. Rasmusson
                                         Its Chief Executive and Chief Financial
                                         and Accounting Officer