Form 10QSB
period 1998-03-31
OXBORO MEDICAL INTERNATIONAL INC
filed 1998-05-15
CIK 350557

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-QSB

(MARK ONE)

  X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

For the quarterly period ended March 31, 1998

        Transition report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No. 0-18785

                         OXBORO MEDICAL INTERNATIONAL, INC.
------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

                 Minnesota                              41-1391803
------------------------------------      ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


 13828 Lincoln Street NE, Ham Lake, Minnesota                 55304
---------------------------------------------    -----------------------------
 (Address of principal executive offices)                   (Zip Code)

 Issuer's telephone number, including area code:          (612) 755-9516
                                                 -----------------------------

                                     No Change
---------------------------------------------------------------------------
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

     The number of shares of the issuer's Common Stock outstanding at April 30, 1998 was 3,168,942 shares.

                         OXBORO MEDICAL INTERNATIONAL, INC.

                                 TABLE OF CONTENTS


                                                                            Page No.
                                                                            --------
                            PART I.  FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 (unaudited) and   3
           September 30, 1997

           Consolidated Statements of Operations for Three Months and Six     4
           Months Ended March 31, 1998 and 1997 (unaudited)

           Consolidated Statements of Cash Flows for Six Months Ended March   5
           31, 1998 and 1997 (unaudited)

           Notes to Consolidated Financial Statements (unaudited)             6

 Item 2.   Management's Discussion and Analysis                               8

                              PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings                                                 10

 Item 2.   Changes in Securities and Use of Proceeds                         11

 Item 4.   Submission of Matters to a Vote of Security Holders               12

 Item 6.   Exhibits and Reports on Form 8-K                                  12

 Signature                                                                   14


                           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements
           OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS


                                                              March 31,   September 30,
                                                                1998          1997
                                                            ----------    -------------
                                                            (unaudited)
ASSETS
CURRENT ASSETS:
   Cash                                                     $   50,924     $  124,815
   Accounts receivable, less allowance for doubtful
      accounts of $21,950 and $24,601, respectively            709,697        719,547
   Interest receivable                                          18,769         12,766
   Inventories                                               1,866,196      1,659,838
   Deferred income taxes                                       188,000        188,000
   Other current assets                                        144,222        237,563
                                                            ----------     ----------
   TOTAL CURRENT ASSETS                                      2,977,808      2,942,529
PROPERTY AND EQUIPMENT:
   Building                                                    905,366        891,919
   Land                                                         57,211         57,211
   Furniture and equipment                                   1,271,228      1,243,080
                                                            ----------     ----------
                                                             2,233,805      2,192,210
   Less accumulated depreciation                               940,840        841,582
                                                            ----------     ----------
                                                             1,292,965      1,350,628
OTHER ASSETS
   Investments -- Cash surrender value of life insurance       234,010        203,770
   Inventories                                                 851,000        910,000
   Other                                                       236,348        171,250
                                                            ----------     ----------
   TOTAL ASSETS                                             $5,592,131     $5,578,177
                                                            ----------     ----------
                                                            ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note payable to bank                                     $  268,313     $  131,313
   Current maturities of long-term debt                          6,411          6,411
   Accounts payable                                            269,936        231,704
   Accrued salaries, wages, payroll taxes                      161,276        245,126
   Income taxes payable                                         21,242         32,602
   Other accrued expenses                                      135,439        195,139
                                                            ----------     ----------
TOTAL CURRENT LIABILITIES                                      862,617        842,295
LONG-TERM DEBT                                                 383,531        386,754
DEFERRED INCOME TAXES                                          115,000        115,000
SHAREHOLDERS' EQUITY:
   Common stock                                                 31,690         22,586
   Additional paid-in capital                                2,737,399      1,313,057
   Retained earnings                                         2,971,286      2,992,291
                                                            ----------     ----------
                                                             5,740,375      4,327,934
   Less: Receivable from ESOP                                 (181,806)       (93,806)
         Stock subscription receivable                        (318,746)             0
         Shares in escrow - Employee Agreement                (708,840)             0
         Shares in escrow - Royalty Agreement                 (300,000)             0
                                                            ----------     ----------
   TOTAL SHAREHOLDERS' EQUITY                                4,230,983      4,234,128
                                                            ----------     ----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $5,592,131     $5,578,177
                                                            ----------     ----------
                                                            ----------     ----------


           See accompanying notes to consolidated financial statements.

           OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                            Three Months Ended            Six Months Ended
                                                 March 31                     March 31
                                       -------------------------     -------------------------
                                           1998           1997           1998           1997
                                       ----------     ----------     ----------     ----------
Net sales                              $1,226,800     $1,161,663     $2,404,546     $2,301,295
Cost of goods sold                        402,582        317,978        813,863        638,374
                                       ----------     ----------     ----------     ----------
Gross margin                              824,218        843,685      1,590,683      1,662,921

Selling, general and
 administrative expenses                  957,317        807,121      1,607,045      1,580,536
                                       ----------     ----------     ----------     ----------
Operating income (loss)                  (133,099)        36,564        (16,362)        82,385

Interest expense                          (11,942)       (18,055)       (22,526)       (29,290)
Interest and other income                   8,272          8,820         12,883         18,981
                                       ----------     ----------     ----------     ----------

Earnings (loss) before income taxes      (136,769)        27,329        (26,005)        72,076

Income tax expense (benefit)              (27,153)        12,025         (5,000)        22,407
                                       ----------     ----------     ----------     ----------

Net earnings (loss)                     ($109,616)    $   15,304       ($21,005)    $   49,669
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

Net earnings (loss) per share
 Basic                                    ($  .04)    $      .01          ($.01)    $      .02
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

 Diluted                                  ($  .04)    $      .01          ($.01)    $      .02
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------

Weighted average common and
 common equivalent shares outstanding
 Basic                                  2,730,552      2,708,722      2,493,840      2,690,300
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------
 Diluted                                2,730,552      2,711,837      2,493,840      2,694,691
                                       ----------     ----------     ----------     ----------
                                       ----------     ----------     ----------     ----------


           See accompanying notes to consolidated financial statements.

            OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                                           Six Months Ended
                                                                                March 31
                                                                          1998           1997
                                                                       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                     ($21,005)     $  49,669
Adjustments to reconcile net earnings (loss) to net
  cash used in operating activities:
    Depreciation                                                          99,258         90,452
    Compensation expense related to options                               12,500              -
Change in current assets and current liabilities:
    Accounts receivable                                                    3,847          2,042
    Inventories                                                         (147,358)      (226,670)
    Other current assets                                                  93,341        (99,747)
    Accounts payable                                                      38,232        (85,138)
    Income taxes payable                                                  (6,000)         2,694
    Accrued salaries, wages, payroll taxes and other
     accrued expenses                                                   (143,550)      (149,669)
                                                                       ---------      ---------
        NET CASH USED IN OPERATING ACTIVITIES                            (70,735)      (416,367)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Long-term investment                                                       -        (39,472)
    Additions to other assets                                            (95,338)       (62,257)
    Purchase of property, plant and equipment                            (41,595)       (50,006)
                                                                       ---------      ---------
        NET CASH USED IN INVESTING ACTIVITIES                           (136,933)      (151,735)
                                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Exercise of stock options                                                  -         90,000
    Payment of ESOP subscription receivable                                    -          7,500
    Payments on long-term debt                                            (3,223)        (3,441)
    Bank note proceeds                                                   137,000        485,000
                                                                       ---------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                133,777        579,059
                                                                       ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (73,891)        10,957
CASH AND CASH EQUIVALENTS, at beginning of period                        124,815         13,323
                                                                       ---------      ---------
CASH AND CASH EQUIVALENTS, at end of period                            $  50,924      $  24,280
                                                                       ---------      ---------
                                                                       ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the six months ended March 31 for:
    Income taxes                                                               -      $  29,000
                                                                       ---------      ---------
                                                                       ---------      ---------


          See accompanying notes to consolidated financial statements.

          OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SIX MONTHS ENDED MARCH 31, 1998
                                    (UNAUDITED)

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

2.   Inventories


                                              March 31,    September 30,
                                                1998           1997
                                             ----------     ----------
     Inventories consist of:
        Raw materials                        $1,609,939     $1,385,987
        Finished goods                        1,107,257      1,183,851
                                             ----------     ----------
                                             $2,717,196     $2,569,838
                                             ----------     ----------
                                             ----------     ----------

     The Company produces inventory in anticipation of customer demand and, with respect to Oxboro Outdoors, Inc. ("Outdoors") has acquired inventory in connection with its earlier acquisitions of assets of fishing tackle companies. Although management believes its estimated carrying value of the inventory for Medical and Outdoors is appropriate, it is reasonably possible that limited sales of such inventory items could result in a significant reduction of the value of this inventory, which could have a material adverse effect to the Company.

3.   Shareholders' Equity

     Changes in shareholders' equity during the six months ended March 31, 1998 were as follows:


     Shareholders' equity at September 30, 1997                    $4,234,128
     Receivable from ESOP (a)                                         (88,000)
     Stock subscription received (b)                                 (318,746)
     Shares issued into escrow - Employment Agreement (c)            (708,840)
     Shares issued into escrow - Royalty Agreement (d)               (300,000)
     Paid in capital received (e)                                   1,424,342
     Common stock issued (f)                                            9,104
     Net (loss) for the period (g)                                    (21,005)

     Shareholders' equity at March 31, 1998                        $4,230,983
                                                                   ----------
                                                                   ----------


     (a) On January 16, 1998, Company issued 80,000 shares of its common stock to the Company ESOP. The stock was issued at $1.10 per share.

     (b) On January 16, 1998, various officers and directors exercised stock options to purchase 300,364 shares of common stock. The average exercise price was $1.061 per share. A stock subscription receivable of $318,746 was established with the exercise, payable over five years. The Company also received a $5,360 tax benefit related to this transaction.

     (c) On February 25, 1998, 360,000 shares of newly issued common stock were placed in escrow in connection with an amendment to the Employment Agreement with an officer of the Company. The stock was issued at $1.969 per share.

     (d) On February 25, 1998, 150,000 shares of newly issued common stock were placed in escrow in connection with an amendment to the Royalty Agreement with an officer of the Company. The stock was issued at $2.00 per share.

     (e) Paid-in capital increased by $1,424,342 due to the above transactions.

     (f) Common stock increased by $8,904 due to the above transactions. Common stock also increased by an additional $200 to account for options paid for by an officer in fiscal 1997.

     (g) Operations during the six month period resulted in a net loss of $21,005.

4.   Supplemental Disclosure of Cash Flow Information

     The Company paid $22,526 and $29,290 in interest during the six months ended March 31, 1998 and 1997, respectively, and received cash of $765 and $10,133 as interest payments during the six months ended March 31, 1998 and 1997, respectively.

5.   Recently Issued Accounting Standards

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

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity that are currently excluded from net income. Because the Company historically has not experienced transactions that would be included in comprehensive income, the adoption of SFAS No. 130 is not expected to have a material effect on the financial position, results of operations or cash flows of the Company.

     The FASB also issued SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information" effective for fiscal years beginning after December 15, 1998. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 2000.

     The AICPA's Accounting Standard Executive Committee has issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Capitalized costs of internal-use software projects consist of external direct costs of materials and services used to develop or purchase internal-use software, payroll and payroll-related costs, and interest costs incurred during the development of internal-use software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998 for costs incurred in those fiscal years for all projects, including projects in progress when the SOP is adopted. The adoption of this standard is not expected to have a material effect on the financial statements of the Company.

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

The Company develops, assembles and markets disposable medical products for use in general and cardiovascular surgery (Medical). Its wholly-owned subsidiary, Oxboro Outdoors, Inc. (Outdoors), develops and markets products for outdoor recreational use.

Net sales during the three-month and six-month periods ended March 31, 1998 increased by 5.6% and 4.5%, respectively, as compared to the corresponding periods in the previous fiscal year. Medical sales for fiscal 1998 for the three-month and six-month periods were $1,154,011 and $2,215,334, respectively, representing increases of 9.1% and 5.6% compared to the corresponding prior periods. Increases were realized in sales to dealer/distributors, hospitals, and international distributors, with a slight decrease in sales to surgical kit packing companies.

Oxboro Outdoors sales for fiscal 1998 for the three-month and six-month periods were $72,789 and $189,212, respectively, compared to $103,665 and $204,079 for the comparable prior periods. The decreases of Oxboro Outdoors sales result mainly from orders taken which have requested ship dates after the end of the March 31, 1998 period. Firm orders for shipments after March 31, 1998 total approximately $120,000.

Consolidated gross margin was 67.2% for the three-month period and 66.2% for the six-month period ended March 31, 1998, as compared to 72.6% and 72.3%, respectively, for the same periods in fiscal 1997. For Medical, the gross margin was 69.3% for both the three-month and six-month periods ended March 31, 1998 compared to 77.0% and 76.6%, respectively, for the same three and six-month periods in fiscal 1997. For Outdoors, the gross margin was 32.9% and 29.0%, respectively, for the three-month and six-month periods ended March 31, 1998, compared to 28.0% for both the three and six-month periods in fiscal 1997. The decrease in gross margin for Medical was due mainly to inventory reduction efforts, the establishment of a regulatory compliance office and CE certification approval processes.

Selling, general and administrative expenses during the three-month and six-month periods ended March 31, 1998 were $957,317 and $1,607,045, respectively. The selling, general and administrative expenses during the three-month and six-month periods ended March 31, 1997 were $807,121 and $1,580,536, respectively. This represents an increase of 18.6% for the three-month period and 1.7% for the six-month period. Increases in consolidated Company expenses were due mainly to a proxy contest matter occurring during the second quarter. These expenses represented an increase of approximately $206,000 over the prior three-month period. Other Medical increases of approximately $136,000, including $56,700 in compliance activity, $10,600 in research and development, and $8,000 in consulting fees were offset by decreases of approximately $225,000, including decreases of $20,000 in outside services, $13,000 in postage, $36,000 in freight expense, $61,000 in gross wages and $12,000 in printing expenses. Decreases in Oxboro Outdoors expenses for the same period of $131,000 were due to decreases in royalties of ($8,300), rent of ($7,000), legal fees of ($13,000), research and development of ($8,100), advertising of ($112,000), medical reimbursement of ($10,500), and consultation fees of ($34,000) with off-setting increases in convention expenses of $14,000, commission expenses of $6,800 and printing expenses of $37,200.

Losses before taxes during the three-month and six-month periods ended March 31, 1998 were $136,769 and $26,005, respectively, compared to earnings before taxes of $27,329 and $72,076, respectively, for the corresponding periods of fiscal 1997. The losses for the three-month and six-month periods ended March 31, 1998 were largely attributable to expenses of approximately $222,000 incurred in connection with the proxy contest.

LIQUIDITY AND CAPITAL RESOURCES


As of March 31, 1998, the Company had working capital of $2,115,191, compared to $2,100,234 at September 30, 1997, and long-term debt of $383,531. As of March 31, 1998 the Company had $50,924 in cash, compared to $124,815 at September 30, 1997.

During the six months ended March 31, 1998, the Company used $70,735 net cash in operating activities, including an increase of $147,358 in inventories, offset by a decrease in other current assets of $93,341.

The Company used $136,933 in investing activities during the six months ended March 31, 1998, primarily for equipment and tooling and prepaid expenses for Oxboro Outdoors products.

The Company renewed its line of credit of $1,500,000 during the second quarter, subject to certain terms and conditions related to the Company's financial performance and management stability. As of March 31, 1998, the Company's outstanding balance on this line of credit was $268,313. The Company believes that additional funds, if needed, would be available in amounts sufficient for the Company's anticipated fiscal 1998 operations, assuming the availability of the line of credit.

YEAR 2000

The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems may recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly.

Most systems under which the Company is currently operating recognize the Year 2000. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner. If Year 2000 modifications are not properly completed either by the Company or any entities with whom the Company conducts business, the Company could be adversely impacted.

FORWARD-LOOKING STATEMENTS

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: acceptance of new products, pricing strategies of competitors, general conditions in the industries served by the Company's products, availability of bank financing, and overall economic conditions, including inflation.


                            PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company previously reported a favorable jury verdict in an action brought by Up North Communications, Ltd. ("Up North") against the Company and Outdoors, in Minnesota District Court, Anoka County. Up North sought payment of approximately $64,000, plus interest, for goods and services provided to Outdoors. Outdoors asserted a counterclaim against Up North alleging breach of contract, breach of warranty and misrepresentation, seeking damages in excess of $50,000, for Up North's failure to comply with the contract by supplying defective goods and services and misrepresenting its abilities and experience.
A jury trial held in late 1997 resulted in a jury verdict in favor of the Company and Outdoors for between $19,000 and $26,700, depending on the court's interpretation of the legal effect of one of the jury's answers to the special verdict, plus attorney's fees. Subsequently, post-trial motions were filed by Up North seeking judgment notwithstanding the verdict or, in the alternative, a new trial. Outdoors, in turn, filed a motion seeking a determination of the amount of attorney's fees. The motions were heard on March 17, 1998. The court has not yet issued its order with respect to the motions.

Item 2.   Changes in Securities and Use of Proceeds

     On January 15, 1998, the Company issued 80,000 shares of Common Stock to the Company's ESOP. The purchase price was $1.10 per share, paid by a $88,000 promissory note payable in ten equal annual installments of $8,800, plus accrued interest at 6% per annum. No underwriter or selling agent was used and no discounts or commissions were paid. The Company claims exemption for this transaction under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

     On January 15, 1998, the Company issued 40,000 shares of Common Stock to Dennis Mikkelson, a director of the Company, upon exercise of an outstanding option. The exercise price was $1.125 per share, paid by a $45,000 secured promissory note payable in five equal annual installments of $9,000, plus accrued interest at 6% per annum. The shares are pledged as collateral, and the note is non-recourse. No underwriter or selling agent was used and no discounts or commissions were paid. The Company claims exemption for this transaction under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

     On January 16, 1998, the Company issued 40,000 shares of Common Stock to John Walter, a director of the Company, upon exercise of an outstanding option. The exercise price was $1.08 per share, paid by a $43,200 secured promissory note payable in five equal annual installments of $8,640 plus accrued interest at 6% per annum. The shares are pledged as collateral, and the note is non-recourse. No underwriter or selling agent was used and no discounts or commissions were paid. The Company claims exemption for this transaction under Section 4(6) of the Securities Act of 1933 as a transaction not involving a public offering.

     On January 15, 1998, the Company issued 20,364, 100,000 and 100,000 shares of Common Stock, respectively, to Larry Rasmusson, an officer and director of the Company, upon exercise of three outstanding options. The exercise price was $1.50, $1.00 and $1.00 per share, respectively, paid by secured promissory notes. The $200,000 note for the 200,000 shares is payable in five equal annual installments of $40,000 plus accrued interest at 6% per annum. The $30,546 note for the 20,364 shares is payable in five equal annual installments of $6,109.20 plus accrued interest at 6% per annum. The shares are pledged as collateral, and the notes are non-recourse. No underwriter or selling agent was used and no discounts or commissions were paid. The Company claims exemption for this transaction under Section 4(6) of the Securities Act of 1933 as a transaction not involving a public offering.

     On February 25, 1998, the Company issued 360,000 shares of Common Stock to Mr. Rasmusson in consideration of his agreeing to the elimination of the Company's obligation to make a severance payment to the officer in the approximate amount of $1,000,000 in the event of Mr. Rasmusson's termination of employment upon a change in control (as defined in Mr. Rasmusson's Employment Agreement). The shares are to be held in escrow and will be released in four equal annual installments over a four year period based upon certain performance criteria being achieved by the Company. If the performance criteria are not met, the shares will be distributed on February 1, 2002. Mr. Rasmusson will be able to vote the escrowed shares. No underwriter or selling agent was used and no discounts or commissions were paid. The Company claims exemption for this transaction under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

     On February 25, 1998, the Company issued 150,000 shares of Common Stock to Mr. Rasmusson in consideration of his agreeing to a four year amendment to his royalty agreement with Outdoors. The Royalty Agreement was amended to provide that one-half of the royalty (4 1/2%) will be paid in cash and that the other half of the royalty will be paid in common stock of the Company calculated at $2.00 per share as the royalties are earned for a period of approximately four years from February 25, 1998 to February 15, 2002. The 150,000 shares issued pursuant to the amendment will be held in escrow and will be released as the royalties are earned. If the stock set aside for payment of the royalties is not earned, the stock will be returned to the Company. Mr. Rasmusson will have the right to vote the stock while it is held in escrow. No underwriter or selling agent was used and no discounts or commissions were paid. The Company claims exemption for this transaction under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual shareholders meeting as convened on February 26, 1998, but was adjourned to March 3, 1998, to allow the Inspectors of Election to inspect and tally the votes.

     The election of two Class II directors, each to serve a three-year term, was the only matter voted on by the shareholders at the 1998 annual shareholders meeting. The vote was as follows for each of the four nominees:


     NAME                                      AFFIRMATIVE  AGAINST   ABSTENTIONS
     ----                                      -----------  -------   -----------
     Dennis Mikkelson                           944,514     4,627          0
     Larry Rasmusson                            944,192     4,949          0
     Kenneth Brimmer                          1,304,224    13,230          0
     Gary Copperud                            1,304,224    13,230          0


     Mr. Ralph Jon Fritz and Mr. John Sayer, both Class III directors whose terms expire in 1999, and Mr. Robert S. Garin and Mr. John R. Walter, both Class I directors whose terms expire in 2000, are all continuing to serve as directors.

Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits

     10.1 Third Amendment to Employment Agreement with Registrant effective February 25, 1998, filed as Exhibit 2 and incorporated by reference from Larry A. Rasmusson's Amendment No. 1 to Schedule 13D filed March 18, 1998

     10.2 Third Amendment to Exclusive License and Royalty Agreement with Oxboro Outdoors, Inc. effective February 25, 1998, filed as
              Exhibit 1 and incorporated by reference from Larry A. Rasmusson's Amendment No. 1 to Schedule 13D filed March 18, 1998

     10.3(a) Stock Option Exercise and Loan Agreement for the purchase of 200,000 shares of Common Stock of the Company, between Registrant and Larry A. Rasmusson dated January 15, 1998, filed as Exhibit 5 and incorporated by reference from Larry A. Rasmusson's Schedule 13D filed February 13, 1998

     10.3(b) Secured Promissory Note in the amount of $200,000 to Registrant from Larry A. Rasmusson dated January 15, 1998, filed as
              Exhibit 6 and incorporated by reference from Larry A. Rasmusson's Schedule 13D filed February 13, 1998

     10.3(c) Instruments Security Agreement between Registrant and Larry A. Rasmusson dated January 15, 1998, filed as Exhibit 7 and incorporated by reference from Larry A. Rasmusson's Schedule 13D filed February 13, 1998

     10.4(a) Stock Option Exercise and Loan Agreement for the purchase of 20,356 shares of Common Stock of the Company, between Registrant and Larry A. Rasmusson dated January 15, 1998, filed as Exhibit 7 and incorporated by reference from Larry A. Rasmusson's Schedule 13D filed February 13, 1998

     10.4(b) Secured Promissory Note in the amount of $30,356 to Registrant from Larry A. Rasmusson dated January 15, 1998, filed as
              Exhibit 8 and incorporated by reference from Larry A. Rasmusson's Schedule 13D filed February 13, 1998

     10.4(c) Instruments Security Agreement between Registrant and Larry A. Rasmusson dated January 15, 1998, filed as Exhibit 9 and incorporated by reference from Larry A. Rasmusson's Schedule 13D filed February 13, 1998

     10.5(a) Stock Option Exercise and Loan Agreement for the purchase of 40,000 shares of Common Stock of the Company between Registrant and Dennis L. Mikkelson dated January 15, 1998, filed as
              Exhibit 2 and incorporated by reference from Dennis L. Mikkelson's Schedule 13D filed February 13, 1998

     10.5(b) Secured Promissory Note in the amount of $45,000 to Registrant from Dennis L. Mikkelson dated January 15, 1998, filed as
              Exhibit 3 and incorporated by reference from Dennis L. Mikkelson's Schedule 13D filed February 13, 1998

     10.5(c) Instruments Security Agreement between Registrant and Dennis L. Mikkelson dated January 15, 1998, filed as Exhibit 4 and incorporated by reference from Dennis L. Mikkelson's Schedule 13D filed February 13, 1998

     10.6(a) Stock Option Exercise and Loan Agreement for the purchase of 40,000 shares of Common Stock of the Company between Registrant and John Walter dated January 15, 1998, filed as Exhibit 2 and incorporated by reference from John Walter's Schedule 13D filed February 17, 1998

     10.6(b) Secured Promissory Note in the amount of $43,200 to Registrant from John Walter dated January 15, 1998, filed as Exhibit 3 and incorporated by reference from John Walter's Schedule 13D filed February 17, 1998

     10.6(c) Instruments Security Agreement between Registrant and John Walter dated January 15, 1998, filed as Exhibit 4 and incorporated by reference from John Walter's Schedule 13D filed February 17, 1998

     27       Financial Data Schedule

     (b)      Reports on Form 8-K

              No Reports on Form 8-K were filed during the quarter ended March 31, 1998

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OXBORO MEDICAL INTERNATIONAL, INC.


Dated:  May 15, 1998               By   /s/ Larry A. Rasmusson
                                        -----------------------------
                                        Larry A. Rasmusson
                                        Its Chief Financial Officer