Form 10QSB
period 1998-06-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1998-08-14
CIK 350557

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

  X        Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934

For the quarterly period ended June 30, 1998

           Transition report pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934

For the transition period from ______________________ to ____________________

Commission File No. 0-18785


                      OXBORO MEDICAL INTERNATIONAL, INC.
-------------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

         Minnesota                                           41-1391803
--------------------------------                        --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

13828 Lincoln Street NE, Ham Lake, Minnesota                    55304
--------------------------------                        --------------------
(Address of principal executive offices)                      (ZIP Code)

Issuer's telephone number, including area code:            (612) 755-9516
                                                        --------------------

                                No Change
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

     The number of shares of the issuer's Common Stock outstanding at June 30, 1998 was 3,168,942 shares.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                                     Page No.
                                                                                  --------------
                               PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1998 (unaudited) and September 30, 1997                      3

                  Condensed Consolidated Statements of Operations for Three Months
                  and Nine Months Ended June 30, 1998 and 1997  (unaudited)             4

                  Condensed Consolidated Statements of Cash Flows for
                  Nine Months Ended June 30, 1998 and 1997 (unaudited)                  5

                  Notes to Condensed Consolidated Financial Statements (unaudited)      6

Item 2.           Management's Discussion and Analysis                                  8

                               PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                    10

Item 6.           Exhibits and Reports on Form 8-K                                     11

Signature                                                                              11

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,                  September 30,
                                                                                       1998                         1997
                                                                                 -----------------         ---------------------
                                                                                   (unaudited)
ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                    $     114,881             $     124,815
       Accounts receivable, less allowance for doubtful
           accounts of $22,232 and $28,276, respectively                                  734,257                   719,547
       Inventories                                                                      1,803,760                 1,659,838
       Deferred income taxes                                                              188,000                   188,000
       Other current assets                                                               243,514                   250,329
                                                                                 -----------------         ---------------------
       TOTAL CURRENT ASSETS                                                             3,084,412                 2,942,529

PROPERTY AND EQUIPMENT:
       Building                                                                           905,366                   891,919
       Land                                                                                57,211                    57,211
       Furniture and equipment                                                          1,295,054                 1,243,080
                                                                                 -----------------         ---------------------
                                                                                        2,257,631                 2,192,210
       Less accumulated depreciation                                                     (966,719)                 (841,582)
                                                                                 -----------------         ---------------------
                                                                                        1,290,912                 1,350,628
INVESTMENTS                                                                               254,835                   203,770
INVENTORIES                                                                               851,000                   910,000
OTHER ASSETS                                                                              132,975                   171,250
                                                                                 -----------------         ---------------------
       TOTAL ASSETS                                                                 $   5,614,134             $   5,578,177
                                                                                 -----------------         ---------------------
                                                                                 -----------------         ---------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long-term obligations                                   $       6,411             $       6,411
      Note payable to bank                                                                388,313                   131,313
      Accounts payable                                                                    154,627                   231,704
      Accrued salaries, wages, payroll taxes                                              191,127                   245,126
      Income taxes payable                                                                 23,742                    32,602
      Other accrued expenses                                                              104,811                   195,139
                                                                                 -----------------         ---------------------
      TOTAL CURRENT LIABILITIES                                                           869,031                   842,295

LONG TERM OBLIGATIONS                                                                     381,861                   386,754
DEFERRED INCOME TAXES                                                                     115,000                   115,000

SHAREHOLDERS' EQUITY:
       Common stock                                                                        31,690                    22,586
       Additional paid-in capital                                                       2,737,399                 1,313,057
       Retained earnings                                                                2,981,045                 2,992,291
           Less:
           Receivable from ESOP                                                          (174,306)                  (93,806)
           Stock subscription receivable                                                 (318,746)                     -
           Shares in escrow - Employee Agreement                                         (708,840)                     -
           Shares in escrow - Royalty Agreement                                          (300,000)                     -
                                                                                 -----------------         ---------------------
TOTAL SHAREHOLDERS' EQUITY                                                              4,248,242                 4,234,128
                                                                                 -----------------         ---------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $   5,614,134             $   5,578,177
                                                                                 -----------------         ---------------------
                                                                                 -----------------         ---------------------

    See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended                             Nine Months Ended
                                                               June 30                                       June 30
                                              ----------------------------------------     ----------------------------------------
                                                    1998                   1997                 1998                    1997
                                              ------------------    ------------------     ------------------    ------------------
Net sales                                          $1,367,603             $1,185,167           $3,772,149             $3,486,462
Cost of goods sold                                    483,247                374,792            1,297,111              1,013,166
                                              ------------------    ------------------     ------------------    ------------------
Gross margin                                          884,356                810,375            2,475,038              2,473,296

Selling, general and administrative expenses          871,068                931,867            2,478,111              2,512,394
                                              ------------------    ------------------     ------------------    ------------------
Operating income (loss)                                13,288               (121,492)              (3,073)               (39,098)

Interest and other income (expense)
                                                       (1,029)               (15,442)             (10,673)               (25,760)
                                              ------------------    ------------------     ------------------    ------------------

Earnings (loss) before income taxes                    12,259               (136,934)             (13,746)               (64,858)

Income tax provision (benefit)                          2,500                (31,694)              (2,500)                (9,287)
                                              ------------------    ------------------     ------------------    ------------------
Net earnings (loss)                                $    9,759             $ (105,240)          $  (11,246)          $    (55,571)
                                              ------------------    ------------------     ------------------    ------------------
                                              ------------------    ------------------     ------------------    ------------------

Net earnings (loss) per share
       Basic                                       $        -             $     (.04)          $        -           $       (.02)
       Diluted                                     $        -             $     (.04)          $        -           $       (.02)

Weighted average common and common
  equivalent shares outstanding
       Basic                                        3,168,942              2,698,392            2,740,852              2,692,997
       Diluted                                      3,168,942              2,698,392            2,740,852              2,692,997

    See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                           June 30
                                                                                    ----------------------------------------------
                                                                                           1998                      1997
                                                                                    --------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                             $ (11,246)                $ (55,571)
      Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                     132,344                   135,810
           Compensation expense related to stock options                                      12,500                      --
     Change in current assets and current liabilities:
           Accounts receivable                                                               (14,710)                  (34,770)
           Inventories                                                                       (84,922)                 (148,762)
           Other current assets                                                                6,815                   (74,895)
           Accounts payable                                                                  (77,077)                 (102,865)
           Income taxes payable                                                               (3,500)                  (29,000)
           Accrued salaries, wages, payroll taxes and other accrued expenses                (144,327)                  (23,733)
                                                                                    --------------------      -------------------
           NET CASH USED IN OPERATING ACTIVITIES                                            (184,123)                 (333,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Long-term investment                                                                   (51,065)                  (59,208)
      (Additions to) reduction of other assets                                                38,275                   (52,181)
      Purchase of property and equipment                                                     (72,628)                  (85,486)
      Repurchase of stock                                                                     --                       (95,298)
                                                                                    --------------------      -------------------
           NET CASH USED IN INVESTING ACTIVITIES                                             (85,418)                 (292,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                                 --                        90,000
      Payment of stock subscription                                                           --                        80,000
      Proceeds from ESOP payment                                                               7,500                     7,500
      Payment on long-term debt                                                               (4,893)                   (5,030)
      Net borrowings under note payable to bank                                              257,000                   500,000
                                                                                    --------------------      -------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                         259,607                   672,470
                                                                                    --------------------      -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (9,934)                   46,511

CASH AND CASH EQUIVALENTS, at beginning of period                                            124,815                    13,323
                                                                                    --------------------      -------------------
                                                                                    --------------------      -------------------
CASH AND CASH EQUIVALENTS, at end of period                                                $ 114,881                 $  59,834
                                                                                    --------------------      -------------------
                                                                                    --------------------      -------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months ended June 30 for:
    Income taxes                                                                           $   6,360                 $  29,000

     See accompanying notes to condensed consolidated financial statements.

         OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED JUNE 30, 1998
                                   (UNAUDITED)

1.         Basis of Financial Statement Presentation

           The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three months and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998.

 2.         Inventories

                                                                              June 30,                  September 30,
                                                                                1998                         1997
                                                                         --------------------      ----------------------
           Inventories consist of:
               Raw materials                                                   $1,598,038                  $1,385,987
               Finished goods                                                   1,056,722                   1,183,851
                                                                         --------------------      ----------------------
                                                                               $2,654,760                  $2,569,838
                                                                         --------------------      ----------------------
                                                                         --------------------      ----------------------

           The Company produces inventory in anticipation of customer demand. Although management believes its estimated carrying value of inventory is appropriate, it is possible that continuing limited sales of various product lines could result in a significant reduction of the value of this inventory, which could have a material adverse effect on the Company.

3.         Shareholders' Equity

           Changes in shareholders' equity during the nine months ended June 30, 1998 were as follows:

           Shareholders' equity at September 30, 1997                                     $4,234,128
           Receivable from ESOP (a)                                                          (88,000)
           Payment on ESOP receivable                                                          7,500
           Stock subscription receivable (b)                                                (318,746)
           Shares issued into escrow - Employment Agreement (c)                             (708,840)
           Shares issued into escrow - Royalty Agreement (d)                                (300,000)
           Paid-in capital received (e)                                                    1,424,342
           Common stock issued (f)                                                             9,104
           Net (loss) for the period (g)                                                     (11,246)
                                                                                          ----------

           Shareholders' equity at June 30, 1998                                          $4,248,242
                                                                                          ----------
                                                                                          ----------

           (a) On January 16, 1998, the Company issued 80,000 shares of its common stock to the Company's ESOP. The stock was issued at $1.10 per share.

           (b) On January 16, 1998, various officers and directors exercised stock options to purchase 300,364 shares of common stock. The average exercise price was $1.061 per share. A stock subscription receivable of $318,746 was established concurrent with the exercises, payable over five years. The Company also received a $5,360 tax benefit related to this transaction.

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

           (g) Operations during the nine months ended June 30, 1998 resulted in a net loss of $11,246.

           Earnings Per Share

           The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings
           (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive.

           For the three months ended June 30, 1998 no common share equivalents were included in the computation of diluted net earnings per share as the effect would have been anti-dilutive. For the three months ended June 30, 1997, and the nine months ended June 30, 1998 and 1997, the Company reported net losses and accordingly, no common share equivalents were included in the computation of diluted net loss per share.

           Options to purchase 40,000 and 140,364 shares of common stock with a weighted average exercise price of $1.63 and $1.31 were outstanding during the three months ended June 30, 1998 and 1997, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

           Options to purchase 60,121 and 127,031 shares of common stock with a weighted average exercise price of $1.50 and $1.46 were outstanding during the nine months ended June 30, 1998 and 1997, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.


4.         Supplemental Disclosure of Cash Flow Information

           The Company paid $38,866 and $51,661 in interest during the nine months ended June 30, 1998 and 1997, respectively, and received cash of $13,594 and $25,567 as interest payments during the nine months ended June 30, 1998 and 1997, respectively.

5.         Recently Issued Accounting Standards

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

           The FASB also issued SFAS No. 131, "Disclosures about Segments of Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires public companies to report certain information about operating segments in their financial statements, and establishes related disclosures about products and services, geographic areas and major customers. SFAS No. 131 does not need to be applied to interim financial statements in the initial year of application; however, comparative information for interim periods in the initial year of application will be reported in the financial statements for interim periods in fiscal 2000.

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

Net sales during the three-month and nine-month periods ended June 30, 1998 increased by 15.4% and 8.2%, respectively, as compared to the corresponding periods in the previous fiscal year.

Medical sales for fiscal 1998 for the three-month and nine-month periods were $1,150,693 and $3,366,026, respectively, representing increases of 5.6% for both periods compared to the corresponding prior periods. Increases were realized in sales to hospitals, international distributors, dealers/distributors, with a slight decrease in sales (2%) to surgical kit packing companies.

Outdoors sales for fiscal 1998 for the three-month and nine-month periods were $216,911 and $406,123, respectively, compared to $95,078 and $299,158 for the comparable prior periods. The increases of Outdoors sales result almost entirely from sales of National Football League licensed product.

Consolidated gross margin was 64.7 % for the three-month period and 65.6% for the nine-month period ended June 30, 1998, as compared to 68.4% and 70.9%, respectively, for the same periods in fiscal 1997.

For Medical, the gross margin was 68.4% and 69.0% for the three-month and nine-month periods ended June 30, 1998, respectively, as compared to 71.9% and 75.0% for the same periods in fiscal 1997.

For Outdoors, the gross margin was 45.0% and 37.6%, respectively, for the three-month and nine-month periods ended June 30, 1998, compared to 28.0% and 29.3% respectively, for the three and nine-month periods in fiscal 1997.

The decreases in gross margin for Medical were due mainly to the establishment of a regulatory compliance office, CE Certification approval processes, and general compliance activities which resulted in an increase in cost of manufacturing.

For Outdoors, the increase in gross margin was due mainly to increased sales and the mix of products sold.

Selling, general and administrative ("SG&A") expenses decreased 6.5% for the three-month period and 1.5% for the nine-month period as compared to the prior periods.

For the nine months ended June 30, 1998, Medical SG&A expenses increased by approximately $104,830, including increases from certain one-time expenses, such as $102,696 for compliance activities, $26,709 in non-conforming product expenses, $51,537 in consulting fees, and $214,000 attributable to a proxy contest. These were offset in part by decreases in several categories of operating expenses. During the third quarter of fiscal 1997, the Company incurred expenses of $152,590 in connection with the termination of the prior Chief Executive Officer.

For the nine months ended June 30, 1998, Outdoors SG&A expenses decreased by $139,114, primarily due to a decrease in advertising costs of $152,777. The Company believes that the reduction in spending on advertising may have had a negative impact on Outdoors sales.

Earnings (loss) before income taxes during the three-month and nine-month periods ended June 30, 1998 were $12,259 and ($13,746), respectively, compared to ($136,934) and ($64,858), respectively, for the corresponding periods of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had working capital of $2,215,381, compared to $2,100,234 at September 30, 1997, and long-term debt (net of current maturities) of $381,861. As of June 30, 1998 the Company had $114,881 in cash, compared to $124,815 at September 30, 1997.

During the nine months ended June 30, 1998, the Company used $184,123 net cash in operating activities, including an increase of $84,922 in inventories and decreases of $77,077 in accounts payable, $53,999 in accrued salaries, wages, payroll taxes and $90,328 in other accrued expenses.

The Company used $85,418 in investing activities during the nine months ended June 30, 1998, primarily for the purchase of property and equipment.

During the nine months ended June 30, 1998 the Company renewed its line of credit of $1,500,000 subject to certain terms and conditions related to the Company's financial performance and management stability. At June 30, 1998, the Company was in compliance with all covenants; however, there can be no assurance that the Company will continue to be in compliance in the future. As of June 30, 1998 the Company's outstanding balance on this line of credit was $388,313. The Company believes that any additional funding necessary during fiscal 1998 would be sufficiently available depending on the continued availability of funds from the Company's line of credit.

The Company recently announced that its Chief Executive Officer would be retiring effective September 1, 1998. The terms of his retirement compensation are currently being negotiated.

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

Most systems under which the Company is currently operating recognize the Year 2000. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner and has not yet quantified the cost of any required modifications. If Year 2000 modifications are not properly completed either by the Company or any entities with whom the Company conducts business, which include approximately 3800 hospitals, the Company could be adversely impacted.

FORWARD-LOOKING STATEMENTS

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: market acceptance of new products, changes in competitive environment, general conditions in the industries served by the Company's products, personnel changes and associated costs, financial obligations under retirement agreement with senior management, continued availability of bank financing and related costs, overall economic conditions including inflation, potential business combinations or divestitures, and timeliness and cost of regulatory compliance activities and any related impact on sales.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           The Company previously reported a favorable jury verdict in an action brought by Up North Communications, Ltd. ("Up North") against the Company and Outdoors, in Minnesota District Court, Anoka County. Up North sought payment of approximately $64,000, plus interest, for goods and services provided to Outdoors. Outdoors asserted a counterclaim against Up North alleging breach of contract, breach of warranty and misrepresentation, seeking damages in excess of $50,000, for Up North's failure to comply with the contract by supplying defective goods and services and misrepresenting its abilities and experience. A jury trial held in late 1997 resulted in a jury verdict in favor of the Company and Outdoors for between $19,000 and $26,700, depending on the court's interpretation of the legal effect of one of the jury's answers to the special verdict, plus attorneys' fees. Subsequently, post-trial motions were filed by Up North seeking judgment notwithstanding the verdict ("JNOV") or, in the alternative, a new trial. Outdoors, in turn, filed a motion seeking a determination of the amount of attorneys' fees. The motions were heard on March 17, 1998.

        The Court denied Up North's Motion for JNOV and/or a new trial, and awarded Outdoors attorneys' fees and costs in the amount of $22,500. Judgment was entered in favor of Outdoors against Up North on June 24, 1998 in the amount of $43,054, which included the damages, interest and attorneys' fees. Up North's time to appeal from the denial of its post-trial motions has expired and the time to appeal from the judgment will expire on September 24, 1998.

Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                 27 - Financial Data Schedule

           (b)  Reports on Form 8-K

                 No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OXBORO MEDICAL INTERNATIONAL, INC.


Dated:  August 14, 1998                 By   /s/ Larry A. Rasmusson
                                            ----------------------------------
                                             Larry A. Rasmusson
                                             Its Chief Financial Officer