Form 10KSB
period 1998-09-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1998-12-29
CIK 350557

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

/ /        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM      TO

           COMMISSION FILE NUMBER 0-18785

                            ------------------------

                       OXBORO MEDICAL INTERNATIONAL, INC.

                 (Name of small business issuer in its charter)

        MINNESOTA                     41-1391803
     (State or other       (I.R.S. Employer Identification
     jurisdiction of                     No.)
    incorporation or
      organization)

              13828 LINCOLN STREET N.E., HAM LAKE, MINNESOTA 55304 (Address of principal executive offices) (Zip Code)
                                 (612) 755-9516

                (Issuer's Telephone Number, including area code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                            ------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    State issuer's revenues for its most recent fiscal year. $5,002,489.

    Based upon the closing price of the issuer's Common Stock as reported by The Nasdaq Small-Cap Market, the aggregate market value of such Common Stock held by nonaffiliates of the issuer as of December 11, 1998, was approximately $2,112,774.

    As of December 11, 1998 there were 2,438,578 shares of the issuer's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Information required under Part III, Items 9-12 is incorporated by reference from the Registrant's Proxy Statement to be mailed to shareholders in connection with the 1999 Annual Meeting (the "Proxy Statement").

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

    (a) GENERAL DEVELOPMENT OF BUSINESS. The Company ("Oxboro") develops, assembles, and markets medical and surgical devices and, through its wholly-owned subsidiary, Oxboro Outdoors, Inc. ("Outdoors"), develops, assembles and markets products for the fishing, hunting, and related outdoor recreational markets. The Company entered into the business of recreational products in fiscal 1993.

    (b)  NARRATIVE DESCRIPTION OF BUSINESS.

    PRINCIPAL PRODUCTS. Principal medical products produced and sold by Oxboro include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties, identification sheet and roll tape, and various holders and organizers for instruments used in the operating room.

    Raw materials and parts for the products are produced to Oxboro's specifications by various outside vendors. Oxboro uses a Class 10,000 clean room facility to assemble, package, and inspect its sterilized products. The assembled products that are sold sterile are sent to an independent contract sterilizer, and samples are tested at an independent laboratory.

    Outdoors has developed a line of products for the fishing, hunting and related outdoor recreational market using certain common vendors and materials used in production by Oxboro. The remaining Outdoors products are designed and produced to Outdoors' specifications by various vendors.

    Outdoors' principal products fall into two groups. One group consists of products licensed by professional sports organizations ("Licensed Products") and represents approximately 80% of Outdoors' sales. Currently, Licensed Products are comprised of four fishing lures products (the spoon, spinner, tandem and in-line), earrings and key chains. In fiscal 1996, Outdoors entered into a license agreement with NFL Properties, Inc. to obtain the rights to manufacture and sell fishing tackle imprinted with the logos of all 30 National Football League teams. In 1997 the license was expanded to include key chains and earrings using the fishing lure components. In 1997, Outdoors entered into a license agreement with Major League Baseball to obtain the rights to manufacture and sell fishing tackle imprinted with the logos of all 30 Major League Baseball teams. In 1998 Outdoors entered into a similar license agreement with National Association for Stock Car Auto Racing, Inc. ("NASCAR"). It is in the process of negotiating similar license agreements with the Canadian Football League, Professional Cowboy Rodeo Association and Professional Bowlers Association.

    The other product group consists of miscellaneous fishing and hunting related products, including fishing tackle products (hooks, lures, leaders, weights, artificial bait and lines), fishing tools and equipment, and fishing and hunting accessory products (self-adhesive organizational foam and other products).

    In fiscal 1999, Outdoors plans to focus on the development, marketing and sale of Licensed Products and to explore options that will allow it to realize the maximum cash value of non-licensed products.

    PRODUCT DISTRIBUTION. Medical products are marketed through Oxboro's telemarketing department directly to hospitals throughout the United States and Canada and through dealers and kit packaging companies domestically. International sales of medical products are made through distributors and accounted for approximately 8% of medical product sales during fiscal 1998 and 1997.

    Outdoors products are sold to retailers using a combination of Outdoors telemarketers and independent brokers representing the Outdoors product lines and directly to consumers through the Outdoors retail catalogue.

    SOURCES OF SUPPLY. The raw materials used for the extruding, molding, and weaving of the Company's various products are readily available from multiple sources.

    PATENTS, TRADEMARKS, LICENSES. Many of the products currently being marketed by the Company are not unique. Accordingly, the Company believes that the effect of patents on other than a few select products would be negligible. In the event the Company substantially develops and tests any new unique products, patent protection could be important; however, such protection may not be available. In the event the Company attempts to secure patents, it is likely to incur substantial costs in such attempts.

    With regard to the marketing and sales of certain Outdoors products, Outdoors believes that trademarks may be important and, accordingly, Outdoors has applied for and received trademark registrations for various products. In addition, Outdoors manufactures and markets several products pursuant to license agreements with professional sports organizations. Without these license agreements, Outdoors would be unable to manufacture and market the Licensed Products.

    COMPETITION. Both the medical products market and the outdoor recreational market are extremely competitive. The Company believes that among its direct competitors are firms with substantially greater assets, marketing capability, and experience than the Company. In addition, such competitors are often able to offer lower prices than the Company and thus can limit the Company's penetration and market share.

    RESEARCH AND DEVELOPMENT EXPENDITURES. In the fiscal years ended September 30, 1998 and 1997, the Company spent $16,916 and $19,373, respectively, for research and development, exclusive of personnel costs. In fiscal 1998, $13,486 was spent for development of medical products, and $3,430 was spent for development of recreational products. In fiscal 1997, $6,640 was spent for medical products and $12,913 for development of Outdoors products.

    GOVERNMENT REGULATION. Because Oxboro manufactures and sells medical products, both the products and the manufacturing procedures are subject to regulation in the United States by the Food and Drug Administration and in the European Community by the Medical Device Directives. As a result, Oxboro is subject to extensive rules and regulations, compliance with which may require expenditure of material amounts. In addition, should Oxboro fail to comply with such regulations it would be subject to administrative and criminal actions, which could have a material adverse effect on the Company's business. The Company is subject to CE Mark Certification, which must be adhered to in order for the Company to continue to sell its products in certain international markets. Continued compliance with all regulatory requirements may require significant expenditures.

    EMPLOYEES. As of December 11, 1998, the Company, including Outdoors, employed 64 persons on a full-time basis, including 3 in management, 9 in sales, 34 in production and shipping, and 18 in general and administration. In addition, the Company has retained two individuals on a part-time basis to serve as interim president and interim chief financial officer and certain other individuals to provide consulting services on an as-needed basis. The Company also employed six persons on a part-time basis in manufacturing.

    During fiscal 1998, the Company lost its chief executive officer and chief financial officer and its sales manager. The Company is attempting to replace these individuals and, in doing so, will incur certain nonrecurring expenses, including placement fees and other related costs.

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's office, manufacturing, and warehouse facilities are located in a 30,000 square foot building on 2.41 acres in Ham Lake, a suburb of Minneapolis, Minnesota. See Note C of Notes to Consolidated Financial Statements (included in Item 7 hereof) regarding the terms of a mortgage on the property.

ITEM 3.  LEGAL PROCEEDINGS

    No disclosure is required under this Item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year ended September 30, 1998, no matter was submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on The Nasdaq Small-Cap Market. The following table sets forth the quarterly high and low prices for the Company's Common Stock for each quarter of the past two fiscal years as reported by Nasdaq.

                                                                               HIGH        LOW
                                                                             ---------  ---------
FISCAL 1998
  First Quarter............................................................  $1 9/32    $ 15/16
  Second Quarter...........................................................  2 1/4      1 3/32
  Third Quarter............................................................  1 31/32    1 1/4
  Fourth Quarter...........................................................  1 7/8      1

FISCAL 1997
  First Quarter............................................................  $1 3/8     $1 5/32
  Second Quarter...........................................................  1 1/2      1 3/16
  Third Quarter............................................................  1 5/16     7/8
  Fourth Quarter...........................................................  1 5/16     15/16

    There were approximately 516 holders of record of the Company's Common Stock as of December 11, 1998. The Company has paid no cash dividends on its Common Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

    Consolidated net sales for the Company were $5,002,489 in fiscal 1998 compared to $4,801,965 in fiscal 1997, an increase of approximately 4%. Sales of medical and surgical products for the year ended September 30, 1998, were $4,450,597 compared to $4,322,108 for the year ended September 30, 1997, which represents an increase of 3% over the previous year. Competition and the greater emphasis on controlling costs in the health care industry represent ongoing challenges to the Company.

    Outdoors sales for the year ended September 30, 1998 were $551,892 compared to $479,857 in fiscal 1997, or an increase of 15% over the previous year. Increased revenue resulted in part from an increased number of retail outlets handling Outdoors products and increased sales to existing retail outlets. Sales of product under the NFL license agreement were $393,000 in fiscal 1998 as compared to $362,000 in fiscal 1997.

    Consolidated gross margin was 48% in fiscal 1998 as compared to 68% in fiscal 1997. Gross margin for the medical and surgical products division was 67%, while Outdoors had a negative gross margin of (111)%. The lower gross margin for the medical products division (which was 76% in fiscal 1997) can be attributed to increased compensation for production workers, increased costs attributable to quality and regulatory requirements, and reduced efficiencies because of production time spent on compliance matters. The deterioration in gross margin for Outdoors (which was a negative 5% in fiscal 1997) can be attributed to adjustments to inventory of approximately $640,000 to reflect reduced estimated net realizable value of the assets.

    During fiscal 1998, consolidated selling, general and administrative ("SG&A") expenses increased by 14%, or $457,047 as compared to fiscal 1997. For fiscal year 1998, SG&A expenses represented approximately 76% as a percentage of sales. Increased SG&A expenses for Oxboro include approximately $265,000 incurred in connection with the termination of Larry Rasmusson as chief executive officer and chief financial officer and increases of approximately $249,000 in legal fees and other costs incurred principally in connection with a proxy contest at the 1998 annual meeting, approximately $110,000 in salaries and wages, from both increases to existing employees and the addition of new personnel, and approximately $207,000 in consulting expense related to FDA/ISO/CE Mark Certification activities. Offsetting these increased expenses was a reduction in bonus expense of $156,000. Also, in fiscal 1997, the Company incurred an additional $242,000 in costs in connection with the termination of Harley Haase as chief executive officer. The Company's interest expenses decreased by approximately $10,000 as a result of lower average borrowings on its line of credit.

    The decrease in SG&A expenses for Outdoors during fiscal 1998 of 2% compared to fiscal 1997 was mainly due to the reduction in advertising expense of approximately $209,000 and reduction in consulting fees of $53,000, offset by expenses of $265,000 related to the termination of Larry Rasmusson.

    During the next approximately twenty-four months, the Company will be required to pay approximately $150,000 to Larry Rasmusson in connection with a non-competition agreement.

    In fiscal 1998, the Company incurred a loss before income taxes of $1,453,544 as compared to a loss before taxes of $147,765 in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1998, the Company had working capital of $1,661,371 as compared to $2,100,234 at September 30, 1997. Also, at September 30, 1998, the Company had $379,041 in long-term debt and $71,125 in cash and cash equivalents.

    During the year ended September 30, 1998, the Company used $54,474 net cash in operating activities, primarily as a result of the net loss of $1,453,544, offset by decreases of $642,913 in inventories and $194,682 in other current assets, $224,947 in depreciation and amortization, and an increase of $207,882 in accrued liabilities.

    The Company used $157,213 net cash in investing activities during the fiscal year ended September 30, 1998, primarily for purchases of equipment.

    During fiscal 1998, net cash provided by financing activities was $157,997. The Company has a line of credit facility, pursuant to which it can borrow up to $550,000, subject to certain terms and conditions related to the Company's financial performance. Outstanding balances are subject to an annual interest rate of 0.5% over the bank's prime rate (8.75% at September 30, 1998) and are secured by all of the Company's assets. As of September 30, 1998, the amount outstanding was $288,313. Subsequent to September 30, 1998, the outstanding balance was increased to approximately $453,000. This credit facility expires in March 1999, and the Company intends to replace the credit facility prior to that time.

    During fiscal 1999, the Company currently expects to spend approximately $150,000 to update its management information systems and to refurbish production and packaging equipment. During fiscal 1999, the Company expects continued investments in Outdoors to increase market awareness, continue the development of products and distribution channels, including the continued development of the National Football League, Major League Baseball, and NASCAR lines of tackle for national distribution, and the introduction of lines of licensed products using Canadian Football League, Professional Cowboy Rodeo Association, and Professional Bowlers Association logos. In addition, the Company intends to continue to pursue introduction of additional medical products. The amount of these investment cannot be quantified at this time.

    The Company anticipates certain nonrecurring expenses during fiscal 1999 that could affect cash flow. These include payments to be made to Mr. Rasmusson in connection with his termination and costs incurred in the Company's efforts to replace key management employees. The Company may consider debt or equity financing, if necessary to fund these and other operating costs.

FORWARD LOOKING STATEMENTS

    Forward looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: acceptance of new products, pricing strategies of competitors, general conditions in the industries served by the Company's products, ability to maintain adequate inventories to respond to customer demand, changes in regulatory requirements for health care related products, and overall economic conditions, including inflation and consumer buying patterns.

YEAR 2000 ISSUES

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

    Most management information systems under which the Company is currently operating recognize the Year 2000. Any hardware or software that the Company acquires as part of the updating of its management information system will recognize the Year 2000. The Company's other operational systems have not yet been tested for Year 2000 compliance. Further, the Company has not yet determined whether the entities with which it does business will be Year 2000 compliant. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner, including contacting entities with whom the Company conducts business to determine their readiness. The Company plans to complete its assessments as soon as reasonably possible. Thus far, the Company's expenditures for Year 2000 compliance have been minimal. Although it has not yet quantified the costs of any required modifications, the Company anticipates these costs will be minimal. If Year 2000 modifications are not properly completed either by the Company or any entities with whom the Company conducts business, which include approximately 3800 hospitals, the Company could be unable to receive, process, or ship orders to customers on a timely basis, if at all. In such case, the Company's revenues and financial condition could be adversely impacted. At this stage, the Company has not developed a contingency plan.

ITEM 7.  FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Certified Public Accountants.........................................................         F-1
Consolidated Balance Sheet, September 30, 1998.............................................................         F-2
For the years ended September 30, 1998 and 1997:
  Consolidated Statements of Operations....................................................................         F-3
  Consolidated Statements of Shareholders' Equity..........................................................         F-4
  Consolidated Statements of Cash Flows....................................................................         F-5
Notes to Consolidated Financial Statements.................................................................         F-6

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

ITEM 10.  EXECUTIVE COMPENSATION

    Information required by Item 10 is contained in the Proxy Statement under "Election of Directors and Executive Compensation."

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

    (b) Reports on Form 8-K.

    No Reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                OXBORO MEDICAL INTERNATIONAL, INC.

                                By          /s/ CHRISTOPHER J. TURNBULL
                                     -----------------------------------------
Dated: December 28, 1998                             PRESIDENT

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURES                      TITLE                    DATE
------------------------------  --------------------------  -------------------

 /s/ CHRISTOPHER J. TURNBULL
------------------------------  President (principal         December 28, 1998
   Christopher J. Turnbull        executive officer)

     /s/ RICHARD ULVENES        Chief Financial Officer
------------------------------    (principal financial and   December 28, 1998
       Richard Ulvenes            accounting officer)

    /s/ KENNETH W. BRIMMER
------------------------------  Director                     December 28, 1998
      Kenneth W. Brimmer

      /s/ GARY COPPERUD
------------------------------  Director                     December 28, 1998
        Gary Copperud

     /s/ ROBERT S. GARIN
------------------------------  Director                     December 28, 1998
       Robert S. Garin

      /s/ JOHN E. SAYER
------------------------------  Director                     December 28, 1998
        John E. Sayer

      /s/ JOHN R. WALTER
------------------------------  Director                     December 28, 1998
        John R. Walter

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors

Oxboro Medical International, Inc.

    We have audited the accompanying consolidated balance sheet of Oxboro Medical International, Inc. and subsidiary as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oxboro Medical International, Inc. and subsidiary as of September 30, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Minneapolis, Minnesota
November 24, 1998

                       OXBORO MEDICAL INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1998

                                          ASSETS
CURRENT ASSETS
  Cash..........................................................................  $  71,125
  Trade receivables, net of allowance of $23,808................................    717,014
  Inventories...................................................................  1,926,925
  Income taxes receivable.......................................................     46,758
  Deferred income taxes.........................................................    103,000
  Other current assets..........................................................     55,647
                                                                                  ---------
    Total current assets........................................................  2,920,469
PROPERTY, PLANT AND EQUIPMENT--AT COST
  Land..........................................................................     57,211
  Building......................................................................    905,366
  Furniture and equipment.......................................................  1,295,866
                                                                                  ---------
                                                                                  2,258,443
  Less accumulated depreciation.................................................  1,015,809
                                                                                  ---------
                                                                                  1,242,634
OTHER ASSETS
  Cash surrender value of life insurance........................................    287,029
  Other.........................................................................    128,251
                                                                                  ---------
                                                                                  $4,578,383
                                                                                  ---------
                                                                                  ---------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Note payable to bank..........................................................  $ 288,313
  Current maturities of long-term obligation....................................      7,621
  Accounts payable..............................................................    315,017
  Accrued salaries, wages and payroll taxes.....................................    109,675
  Accrued consulting fees.......................................................    428,531
  Other accrued expenses........................................................    109,941
                                                                                  ---------
    Total current liabilities...................................................  1,259,098
LONG-TERM OBLIGATION, less current maturities...................................    379,041
DEFERRED INCOME TAXES...........................................................    103,000
COMMITMENTS AND CONTINGENCIES                                                        --
SHAREHOLDERS' EQUITY
  Undesignated shares, $.01 par value; 5,000,000 shares authorized; no shares
    issued or outstanding.......................................................     --
  Common stock, $.01 par value; 5,000,000 shares authorized; 2,438,578 shares
    issued and outstanding......................................................     24,386
  Additional paid-in capital....................................................  1,536,617
  Retained earnings.............................................................  1,538,747
                                                                                  ---------
                                                                                  3,099,750
  Receivable from employee stock ownership plan.................................   (174,306)
  Stock subscriptions receivable................................................    (88,200)
                                                                                  ---------
                                                                                  2,837,244
                                                                                  ---------
                                                                                  $4,578,383
                                                                                  ---------
                                                                                  ---------

         The accompanying notes are an integral part of this statement.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           YEARS ENDED SEPTEMBER 30,

                                                                                           1998           1997
                                                                                       -------------  ------------

Net sales............................................................................  $   5,002,489  $  4,801,965

Cost of goods sold...................................................................      2,623,271     1,554,643
                                                                                       -------------  ------------

    Gross margin.....................................................................      2,379,218     3,247,322

Selling, general and administrative expenses.........................................      3,801,497     3,344,450
                                                                                       -------------  ------------

    Operating loss...................................................................     (1,422,279)      (97,128)

Other income (expense)

  Interest expense...................................................................        (55,916)      (65,906)

  Other..............................................................................         24,651        15,269
                                                                                       -------------  ------------

    Loss before income taxes.........................................................     (1,453,544)     (147,765)

Income taxes.........................................................................       --             (60,000)
                                                                                       -------------  ------------

    NET LOSS.........................................................................  $  (1,453,544) $    (87,765)
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Net loss per common share-basic and diluted..........................................  $       (0.52) $      (0.03)
                                                                                       -------------  ------------
                                                                                       -------------  ------------

Weighted average common and common equivalent shares outstanding-basic and diluted...      2,788,560     2,679,112
                                                                                       -------------  ------------
                                                                                       -------------  ------------

        The accompanying notes are an integral part of these statements.

                       OXBORO MEDICAL INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                                                               RECEIVABLE
                                                              COMMON STOCK        ADDITIONAL                 FROM EMPLOYEE
                                                          ---------------------    PAID-IN       RETAINED        STOCK
                                                            SHARES     AMOUNT      CAPITAL       EARNINGS    OWNERSHIP PLAN
                                                          ----------  ---------  ------------  ------------  --------------
Balance at October 1, 1996..............................   2,672,278  $  26,723  $  2,276,110  $  3,080,056   $   (101,306)
  Retirement of shares related to research and
    development arrangement.............................    (383,500)    (3,835)     (963,415)      --             --
  Retirement of shares related to stock subscription
    receivable..........................................     (70,200)      (702)      (89,238)      --             --
  Exercise of stock options.............................      40,000        400        89,600       --             --
  Payment from ESOP.....................................      --         --           --            --               7,500
  Net loss..............................................      --         --           --            (87,765)       --
                                                          ----------  ---------  ------------  ------------  --------------
Balance at September 30, 1997...........................   2,258,578     22,586     1,313,057     2,992,291        (93,806)
  Shares issued related to amendments to employment and
    exclusive license agreements........................     510,000      5,100     1,003,740       --             --
  Cancellation of shares related to employment and
    exclusive license agreement amendments..............    (510,000)    (5,100)   (1,003,740)      --             --
  Shares issued to ESOP.................................      80,000        800        87,200       --             (88,000)
  Exercise of stock options.............................     320,364      3,204       315,542       --             --
  Compensation expense related to options...............      --         --            49,160       --             --
  Cancellation of shares related to employment agreement
    amendment...........................................    (220,364)    (2,204)     (228,342)      --             --
  Payment from ESOP.....................................      --         --           --            --               7,500
  Net loss..............................................      --         --           --         (1,453,544)       --
                                                          ----------  ---------  ------------  ------------  --------------
Balance at September 30, 1998...........................   2,438,578  $  24,386  $  1,536,617  $  1,538,747   $   (174,306)
                                                          ----------  ---------  ------------  ------------  --------------
                                                          ----------  ---------  ------------  ------------  --------------

                                                                         SHARES IN
                                                                       ESCROW RELATED  SHARES IN ESCROW
                                                                        TO RESEARCH       RELATED TO
                                                             STOCK          AND         EMPLOYMENT AND
                                                          SUBSCRIPTION  DEVELOPMENT    EXCLUSIVE LICENSE
                                                          RECEIVABLE    ARRANGEMENT       AGREEMENTS         TOTAL
                                                          -----------  --------------  -----------------  ------------
Balance at October 1, 1996..............................   $ (80,000)    $ (967,250)     $    --          $  4,234,333
  Retirement of shares related to research and
    development arrangement.............................      --            967,250           --               --
  Retirement of shares related to stock subscription
    receivable..........................................      80,000         --               --                (9,940)
  Exercise of stock options.............................      --             --               --                90,000
  Payment from ESOP.....................................      --             --               --                 7,500
  Net loss..............................................      --             --               --               (87,765)
                                                          -----------  --------------  -----------------  ------------
Balance at September 30, 1997...........................      --             --               --             4,234,128
  Shares issued related to amendments to employment and
    exclusive license agreements........................      --             --             (1,008,840)        --
  Cancellation of shares related to employment and
    exclusive license agreement amendments..............      --             --              1,008,840         --
  Shares issued to ESOP.................................      --             --               --               --
  Exercise of stock options.............................    (318,746)        --               --               --
  Compensation expense related to options...............      --             --               --                49,160
  Cancellation of shares related to employment agreement
    amendment...........................................     230,546         --               --               --
  Payment from ESOP.....................................      --             --               --                 7,500
  Net loss..............................................      --             --               --            (1,453,544)
                                                          -----------  --------------  -----------------  ------------
Balance at September 30, 1998...........................   $ (88,200)    $   --          $    --          $  2,837,244
                                                          -----------  --------------  -----------------  ------------
                                                          -----------  --------------  -----------------  ------------

    The accompanying notes are an integral part of these statements.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           YEARS ENDED SEPTEMBER 30,

                                                                                            1998          1997
                                                                                        -------------  -----------
Cash flows from operating activities:
  Net loss............................................................................  $  (1,453,544) $   (87,765)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.....................................................        224,947      336,393
    Inventory valuation adjustments...................................................        535,305      122,982
    Loss from limited partnership.....................................................       --              7,991
    Deferred income taxes.............................................................         73,000      (80,000)
    Compensation related to stock options.............................................         49,160      --
    Change in operating assets and liabilities
      Trade receivables...............................................................          2,533     (139,443)
      Inventories.....................................................................        107,608     (110,871)
      Income taxes receivable.........................................................        (79,360)       3,499
      Other current assets............................................................        194,682     (136,250)
      Accounts payable................................................................         83,313       19,087
      Accrued liabilities.............................................................        207,882       31,853
                                                                                        -------------  -----------
        Net cash used in operating activities.........................................        (54,474)     (32,524)
Cash flows from investing activities:
  Proceeds from sale of property, plant and equipment.................................         40,764      --
  Purchases of property, plant and equipment..........................................       (137,617)    (122,893)
  Disposal of (additions to) other assets.............................................        (60,360)      94,512
                                                                                        -------------  -----------
        Net cash used in investing activities.........................................       (157,213)     (28,381)
Cash flows from financing activities:
  Net borrowings under note payable to bank...........................................        157,000       81,313
  Proceeds from ESOP receivable.......................................................          7,500        7,500
  Proceeds from exercise of stock options.............................................       --             90,000
  Payments on long-term obligation....................................................         (6,503)      (6,416)
                                                                                        -------------  -----------
        Net cash provided by financing activities.....................................        157,997      172,397
                                                                                        -------------  -----------
Net increase (decrease) in cash.......................................................        (53,690)     111,492
Cash at beginning of year.............................................................        124,815       13,323
                                                                                        -------------  -----------
Cash at end of year...................................................................  $      71,125  $   124,815
                                                                                        -------------  -----------
                                                                                        -------------  -----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest..........................................................................  $      55,916  $    65,906
    Income taxes......................................................................          1,000       29,000

    Supplemental disclosure of noncash investing and financing activities:

    - During 1998, the Company received stock subscriptions in the amount of $88,200 in connection with the exercise of stock options.

    - During 1998, the Company issued 80,000 shares of common stock to the employee stock ownership plan in exchange for a note receivable in the amount of $88,000.

    - During 1997, the Company retired 383,500 shares of common stock at a value of $967,250 in connection with the termination of a research and development arrangement.

    - During 1997, the Company received 70,200 shares of its common stock in cancellation of a stock subscription receivable of $80,000 and related interest receivable of $9,940.

    The accompanying notes are an integral part of these statements.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1998 AND 1997

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

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at September 30, 1998:

Raw materials.....................................................  $  1,087,488
Finished goods....................................................       839,437
                                                                    ------------
                                                                    $  1,926,925
                                                                    ------------
                                                                    ------------

    DEPRECIATION

    Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on straight-line methods for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Estimated service lives for financial reporting purposes are thirty years for the building and seven years for furniture and equipment.

    INCOME TAXES

    Deferred income tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

    NET LOSS PER COMMON SHARE

    On December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share." As required by Statement No. 128, all previously reported loss per share data have been restated to conform to the provisions of Statement No. 128.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1998 AND 1997

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the fiscal year ended September 30, 1998, the common share equivalents that would have been included in the computation of diluted net income per share were 200,364, had net income been achieved. There were no common share equivalents at September 30, 1997.

    STOCK-BASED COMPENSATION

    The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation.

    RECENT ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," which are effective for fiscal year 1999. Statement No. 130 will require the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income will include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 will require the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets, and other information.

    The adoption of these standards is not expected to have a material effect on the consolidated financial statements of the Company.

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

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1998 AND 1997

NOTE B--NOTE PAYABLE TO BANK

    The Company has a line of credit facility with a bank under which it can borrow up to $550,000, subject to a defined borrowing base. Amounts outstanding under the facility are due upon demand or, if no demand is made, on March 31, 1999 and bear interest at prime plus .5% (effective rate of 8.75% at September 30, 1998). The facility is collateralized by substantially all assets of the Company, contains restrictive covenants which include, but are not limited to, minimum tangible net worth, net earnings, and a maximum debt to tangible net worth ratio. As of September 30, 1998, the Company was in compliance with all covenants. The Company expects to maintain or replace the line of credit under terms similar to those in effect at September 30, 1998.

NOTE C--LONG-TERM OBLIGATION

    The Company has a term note payable to a bank which is due in monthly installments of principal and interest at the bank's prime rate plus .5% (effective rate of 8.75% at September 30, 1998). The note is due in 2001, is collateralized by the Company's land and building and is subject to the same restrictive covenants as the line of credit (note B).

    Maturities of the long-term obligation are as follows for the years ending September 30:

1999..............................................................  $   7,621
2000..............................................................      8,336
2001..............................................................    370,705

NOTE D--SHAREHOLDERS' EQUITY

    EMPLOYEE STOCK OWNERSHIP PLAN

    The Board of Directors has adopted an Employee Stock Ownership Plan (ESOP) for the benefit of the Company's employees. The Company originally loaned $150,000 to the ESOP for the purchase of 225,000 shares of newly issued common stock at $.67 a share. In 1998, the Company loaned an additional $88,000 to the ESOP for the purchase of 80,000 shares of newly issued common stock at $1.10 per share. The loans from the ESOP bear interest at 9% and 6% per annum, respectively, and are to be repaid in annual installments through 2009. Repayment by the ESOP will be made from future annual contributions by the Company. Contributions to the ESOP were $20,000 for the year ended September 30, 1997. No contribution was made for the year ended September 30, 1998.

    STOCK OPTIONS

    The Company grants nonqualified stock options to key employees and other individuals providing services to the Company generally at an exercise price not less than market price as of the date of grant. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1998 AND 1997

NOTE D--SHAREHOLDERS' EQUITY (CONTINUED)
    Option transactions for the two years ended September 30, 1998 are summarized as follows:

                                                                    NUMBER    WEIGHTED AVERAGE
                                                                  OF SHARES    EXERCISE PRICE
                                                                  ----------  -----------------
Outstanding at October 1, 1996..................................     160,364      $    1.84
Granted.........................................................      80,000           1.10
Exercised.......................................................     (60,000)          1.50
Expired.........................................................     (40,000)          2.75
                                                                  ----------          -----
Outstanding at September 30, 1997...............................     140,364           1.31
Granted.........................................................     330,000           1.20
Exercised.......................................................     (80,000)          1.10
Canceled........................................................    (100,000)          1.00
                                                                  ----------          -----
Outstanding at September 30, 1998...............................     290,364      $    1.35
                                                                  ----------          -----
                                                                  ----------          -----

    Options for 276,364 shares were exercisable at September 30, 1998 at a weighted average exercise price of $1.33.

    The following table summarizes information concerning outstanding and exercisable stock options at September 30, 1998:

                              OPTIONS OUTSTANDING

                               WEIGHTED AVERAGE
    RANGE OF        NUMBER        REMAINING      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE
----------------  -----------  ----------------  -----------------
$1.00--$1.50         210,364        4.0 years        $    1.17
 1.63--2.00           80,000        3.2 years             1.81

                              OPTIONS EXERCISABLE

    RANGE OF        NUMBER     WEIGHTED AVERAGE
EXERCISE PRICES   EXERCISABLE   EXERCISE PRICE
----------------  -----------  -----------------
$1.00--$1.50         210,364       $    1.17
 1.63--2.00           66,000            1.85

    The weighted average fair value of options granted in 1998 and 1997 was $.85 and $1.10 per share, respectively. The fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997: no dividend yield; risk-free rate of return of 6.3%; volatility of 64.2%; and an average term of 5 years. The Company's 1998 and 1997 pro forma net loss and net loss per share would have been $1,623,183 and $157,564 or $.58 and $0.06 per share had the fair value method been used for valuing options granted during 1998 and 1997. These effects may not be representative of the future effects of applying the fair value method.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1998 AND 1997

NOTE E--INCOME TAXES

    Deferred income tax assets and liabilities consist of the following at September 30, 1998:

Deferred tax assets
  Accrued liabilities............................................  $ 148,000
  Allowance for doubtful accounts................................      9,000
  Inventory valuation adjustments................................    332,000
  Net operating loss carryforward................................    178,000
  Capital loss carryforward......................................     14,000
  Charitable contribution carryforward...........................     21,000
                                                                   ---------
                                                                     702,000
  Valuation allowance............................................   (599,000)
                                                                   ---------
                                                                   $ 103,000
                                                                   ---------
                                                                   ---------
Deferred tax liabilities
  Depreciation...................................................  $ 103,000
                                                                   ---------
                                                                   ---------

    During 1998, the valuation allowance increased by $511,000.

    Income tax expense (benefit) consists of the following:

                                                                             YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
Currently payable (receivable)
  Federal.............................................................  $  (74,000) $   18,000
  State...............................................................       1,000       2,000
                                                                        ----------  ----------
                                                                           (73,000)     20,000
Deferred
  Federal.............................................................      67,000     (74,000)
  State...............................................................       6,000      (6,000)
                                                                        ----------  ----------
                                                                            73,000     (80,000)
                                                                        ----------  ----------
                                                                        $   --      $  (60,000)
                                                                        ----------  ----------
                                                                        ----------  ----------

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1998 AND 1997

NOTE E--INCOME TAXES (CONTINUED)
    A reconciliation of income taxes at the statutory rate compared with the actual income taxes provided is as follows:

                                                                                                      YEARS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                  --------------------
                                                                                                    1998       1997
                                                                                                  ---------  ---------
Federal tax, at statutory rate..................................................................      (34.0)%     (34.0)%
State income taxes, net of federal tax benefit and credits received.............................     --            0.9
Differences in statutory rates..................................................................     --            8.0
Officers life insurance.........................................................................         .4        4.2
Non-deductible entertainment expenses...........................................................        1.4        9.0
Adjustment of prior year's accruals.............................................................       (0.4)      (6.2)
Research and development credits................................................................       (2.4)      (8.5)
Change in valuation allowance...................................................................       35.2      (13.5)
Other...........................................................................................       (0.2)      (0.5)
                                                                                                  ---------  ---------
Effective rate..................................................................................     --    %     (40.6)%
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

    At September 30, 1998, the Company has net operating loss carryforwards of approximately $480,000 which expire in 2018.

    The Company also has a capital loss carryforward of approximately $38,000 available to offset future capital gains which expires in 2002 and a charitable contribution carryforward of approximately $56,000 which expires in 1999. Benefits of these carryforwards will be recognized as they become deductible for tax purposes.

NOTE F--RELATED PARTY TRANSACTIONS

    SIGNIFICANT SHAREHOLDER AND FORMER OFFICER

    The Company has entered into several agreements with a significant shareholder, former Chief Executive Officer and Director, Larry Rasmusson (Former Officer) of the Company as described below:

    In September 1998, the Company entered into a Mutual Release and Noncompetition Agreement ("Release") with the Former Officer. The Release includes a consulting agreement requiring the Company to pay the Former Officer $485,000 in twenty-four equal monthly installments of $20,208, beginning in September 1998 and a noncompetition agreement requiring payment of $150,000 in twenty-four equal monthly installments of $6,250, beginning in September 1998. The obligations under the consulting agreement ($485,000) were accrued and expensed as of September 30, 1998. The payments under the noncompetition agreement are expensed as paid and will continue so long as the Former Officer is not in violation of the terms and conditions of the agreement. The payments under the consulting and noncompetition agreements are secured by a second mortgage on the Company's land and building.

    The Release also amended the exclusive license agreement between the Company and the Former Officer for specified Oxboro Outdoors, Inc. products invented or developed by the Former Officer. Under the agreement, advance royalties totaling $229,241 have been paid to the Former Officer, including $112,500 paid prior to 1995. These advances are capitalized and are being amortized as the sales of the related products are made. Under the amended agreement, royalties of 8% to 9% of the net sales price of the products sold are to be paid until the advanced royalties are earned. Thereafter, royalties of 4% to

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1998 AND 1997

NOTE F--RELATED PARTY TRANSACTIONS (CONTINUED)

8% will be paid on the net sales price of the products sold. The agreement expires in August 2001. Royalty expense under this agreement was $47,008 and $36,385 for the years ended September 30, 1998 and 1997, respectively. At September 30, 1998, net advance royalties remaining on the books were $128,251.

    During 1998, the Company issued 510,000 shares of common stock into escrow in connection with amendments to the Former Officer's employment agreement and the exclusive license agreement. The Former Officer also issued notes receivable to the Company in the amount of $230,546 in connection with the exercise of options to purchase 220,364 shares of common stock. The Release rescinded these stock issuances, the notes receivable were canceled and the related shares of common stock were returned to the Company.

    OTHER

    A former director, Dennis Mikkelson, of the Company received approximately $64,000 and $60,000 during the fiscal years ended September 30, 1998 and 1997 for general business consulting and for maintenance, development and enhancement of the Company's computer capabilities.

    A current director, John Walter, received approximately $10,000 in commissions from the sale of insurance policies to the Company during each of the years ended September 30, 1998 and 1997. This director also received approximately $2,000 and $30,000 in consulting fees related to Oxboro Outdoors, Inc. during the years ended September 30, 1998 and 1997, respectively.

    Each director of the Company who is not an employee receives a fee for services provided in the amount of $1,000 per quarter and the Chairman of the Board receives $1,250 per quarter. The aggregate fees paid to non-management directors for services rendered for the years ended September 30, 1998 and 1997 were approximately $32,250 and $24,000. Directors serving in fiscal 1997 (Dennis Mikkelson and John Walter) received bonuses totaling $15,000 for the year ended September 30, 1997. No bonuses were awarded for the year ended September 30, 1998.

    At October 1, 1996, $80,000 was outstanding under a note issued by the former President of the Company, Harvey Haase, in conjunction with the exercise of stock options. During 1997, 70,200 shares of the Company's common stock were surrendered and retired in connection with the cancellation of the promissory note and related accrued interest receivable.

    Larry Rasmusson and Harvey Haase receive royalties on product sales under certain royalty agreements. Royalty expense for the years ended September 30, 1998 and 1997 under these agreements was $92,967 and $82,447.

    Dennis Mikkelson and John Walter issued promissory notes to the Company in the combined amount of $88,200 in connection with the exercise of stock options. The notes bear interest at 6% and are due in annual installments through January 2003. The notes are collateralized by the related shares of common stock.

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1998 AND 1997

NOTE G--SEGMENT INFORMATION

    Oxboro Medical International, Inc. operates in two industry segments: medical supplies ("Medical") and outdoor recreational products through its wholly-owned subsidiary, Oxboro Outdoors, Inc. ("Outdoors"). Financial information by industry segment as of and for the years ended September 30, 1998 and 1997 is summarized as follows:

                                                                          MEDICAL       OUTDOORS     CONSOLIDATED
                                                                        ------------  -------------  -------------
1998
Net sales.............................................................  $  4,450,597  $     551,892  $   5,002,489
Direct contribution operating income (loss)...........................     1,035,498     (1,291,996)      (256,498)
Allocation of corporate expense.......................................      (705,858)      (459,923)    (1,165,781)
                                                                        ------------  -------------  -------------
Operating income (loss)...............................................  $    329,640  $  (1,751,919) $  (1,422,279)
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------
Identifiable assets...................................................  $  3,194,412  $   1,383,971  $   4,578,383
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------

1997
Net sales.............................................................  $  4,322,108  $     479,857  $   4,801,965
Direct contribution operating income (loss)...........................     1,773,804     (1,000,276)       773,528
Allocation of corporate expense.......................................      (679,758)      (190,898)      (870,656)
                                                                        ------------  -------------  -------------
Operating income (loss)...............................................  $  1,094,046  $  (1,191,174) $     (97,128)
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------
Identifiable assets...................................................  $  3,926,403  $   1,651,774  $   5,578,177
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------

    Direct contribution operating income (loss) represents segment revenues less directly related operating expenditures of the Company's segments. Management believes this is the most meaningful measurement of each segment's results as it excludes consideration of corporate expenses which are common to both business segments.

    Corporate expenses consist principally of senior management's compensation and facility costs of the Company's building. These costs generally would not be subject to significant reduction upon the discontinuance or disposal of one of the segments.

NOTE H--COMMITMENTS AND CONTINGENCIES

    CONSULTING AGREEMENT

    In October 1994, Oxboro Outdoors, Inc. entered into a six year consulting agreement with an individual, R.J. Fritz, which provides for annual payments of approximately $25,000. The agreement was terminated in fiscal 1999 resulting in a cash payment for the final 23 months of the agreement subsequent to September 30, 1998.

    LICENSING AGREEMENTS

    The Company has a licensing agreement with National Football League Properties Inc. (NFL) to market and sell fishing tackle, keychains and earrings bearing logos of NFL teams. The Company also has licensing agreements with Major League Baseball Properties, Inc. (MLB) and National Association for Stock Car Auto Racing, Inc. (NASCAR) to market and sell fishing tackle bearing logos of MLB teams and

                       OXBORO MEDICAL INTERNATIONAL, INC.

                          SEPTEMBER 30, 1998 AND 1997

NOTE H--COMMITMENTS AND CONTINGENCIES (CONTINUED) certain NASCAR drivers. The royalty payments, as a percent of net sales as defined in the agreements, and expiration dates of the agreements are as follows:

                                                               ROYALTIES      EXPIRATION DATE
                                                              -----------  ----------------------
NFL.........................................................         11%           March 31, 2000
MLB.........................................................         11%        December 31, 1999
NASCAR......................................................         17%        December 31, 1999

    The agreements also call for minimum royalty payments, as defined in the agreements.

    RISKS AND UNCERTAINTIES

    The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. If Year 2000 modifications are not properly completed either by the Company or any entities with whom the Company conducts business, specifically hospital customers, the Company could be unable to receive, process, or ship orders to customers on a timely basis, if at all. In such case, the Company's revenues and financial condition could be adversely impacted.

NOTE I--LEGAL PROCEEDINGS

    The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

NOTE J--FOURTH QUARTER ADJUSTMENTS

    During the fourth quarter of fiscal year 1998, the Company recorded expenses related to the Release of the Former Officer (note F) of approximately $530,000 and adjustments to inventory of $640,000 to reflect reduced estimated net realizable value of the assets.