Form 10KSB/A
period 1998-09-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1999-01-27
CIK 350557

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549


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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
/X/Yes  / / No

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

     The purpose of this Amendment to Report on Form 10-KSB for the year ended September 30, 1998, which was originally filed on December 29, 1998, is to add
Part III, Item 9, amend Part III, Item 13(a) by submitting additional exhibits and correcting Exhibit 10.16, and include the Exhibit Index, which was inadvertently omitted from the original filing.

                                       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information regarding directors is contained in the Company's Proxy Statement being distributed in connection with the 1999 Annual Shareholders' Meeting under the heading "Election of Directors."

     Certain information regarding the officers of the Company is set forth below:


        NAME                         POSITION

        Christopher J. Turnbull      Interim President

        Richard Ulvenes              Interim Chief Financial Officer


     Christopher J. Turnbull, 42, has served as the interim President of Oxboro Medical International, Inc. since September 1998. Mr. Turnbull has been the sole shareholder and President of Critical Care Anesthetists, P.A. since 1987. Critical Care Anesthetists, P.A. provides certified registered nurse anesthetists services to hospitals and ambulatory health care facilities. Since September 1993, Mr. Turnbull has served as the Chairman of the Board of Directors, Director and CEO of St. Paul Medical, Inc., which provides a needleless medication delivery technology known as the Key-Lok-TM-system. In January 1999, Mr. Turnbull was elected as a Director of Cardia, Inc., a publicly-held company that develops and sells catheter-delivered occlusive devices for the repair of intra-cardiac abnormalities.

     Richard Ulvenes, 54, has served as interim Chief Financial Officer of Oxboro Medical International, Inc. since September 1998. Since 1986, Mr. Ulvenes has been President of Adam Management Corporation ("AMC"), which provides services as outside Chief Financial Officer and financial consulting for various development stage companies (medical devices, gas sterilization, computer brokerage, and computer disaster recovery). His experience includes financial consulting for a medical venture group, valuations of businesses, merger and acquisition assistance, income tax planning and executive financial planning.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     See "Exhibit Index" for list of Exhibits filed with this Report.

                                     SIGNATURE



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OXBORO MEDICAL INTERNATIONAL, INC.


Dated:  January 27, 1999           By /s/ Christopher J. Turnbull
                                   -----------------------------------------
                                   Christopher J. Turnbull
                                   President

                                    EXHIBIT INDEX



                                                                                 CROSS-
                                                                                 ------
                                                                                REFERENCE
                                                                                ---------
  EXHIBIT                              DESCRIPTION                                 OR
  -------                              -----------                                 --
                                                                                DOC/PAGE
                                                                                --------
                                                                                   NO.
                                                                                   ---
 3.1       Articles of Incorporation as restated effective July 27, 1994           [i]

 3.2       Amended and Restated Bylaws effective February 23, 1995                 [i]

 *10.1     Transfer of Technology Agreement by and between Project Heart          [ii]
              Limited Partnership and LexTen, Inc., effective September 30,
              1997

 *10.2     Termination of Stock Award Agreement effective September 30, 1997,     [ii]
              between Registrant and Larry A. Rasmusson

 *10.3(a)  Exclusive License Agreement between the Registrant and Larry           [iii]
              Rasmusson dated April 1, 1990

 *10.3(b)  First Amendment to Exclusive License Agreement effective November       [i]
              8, 1995

 *10.3(c)  Second Amendment to Exclusive License Agreement effective             (2-1)**
              September 1, 1998

 *10.4(a)  Employment Agreement between the Registrant and Larry A. Rasmusson     [iv]
              dated April 1, 1993

 *10.4(b)  First Amendment to Employment Agreement effective December 21,          [i]
              1993

 *10.4(c)  Second Amendment to Employment Agreement effective October 1, 1997     [ii]

 *10.4(d)  Third Amendment to Employment Agreement effective February 25,          [v]
              1998

 *10.5(a)  Exclusive License and Royalty Agreement between Oxboro Outdoors,       [iv]
              Inc. and Larry Rasmusson dated April 17, 1993

                                                                                 CROSS-
                                                                                 ------
                                                                                REFERENCE
                                                                                ---------
  EXHIBIT                              DESCRIPTION                                 OR
  -------                              -----------                                 --
                                                                                DOC/PAGE
                                                                                --------
                                                                                   NO.
                                                                                   ---


 *10.5(b)  First Amendment to Exclusive License and Royalty Agreement              [i]
              effective December 21, 1993

 *10.5(c)  Second Amendment to Exclusive License and Royalty Agreement             [i]
              effective November 8, 1995

 *10.5(d)  Third Amendment to Exclusive License and Royalty Agreement              [v]
              effective February 25, 1998

 *10.5(e)  Fourth Amendment to Exclusive License and Royalty Agreement           (3-1)**
              effective September 1, 1998

 *10.6(a)  Consulting Agreement effective November 1, 1995, by and between         [i]
              the Registrant and Larry Rasmusson

 *10.6(b)  First Amendment to Consulting Agreement effective October 1, 1997      [ii]

 *10.6(c)  Second Amendment to Consulting Agreement effective September 1,       (4-1)**
              1998

 *10.7(a)  Stock Option Agreement effective August 17, 1995, by and between        [i]
              the Registrant and Larry A. Rasmusson

 *10.7(b)  Stock Option Exercise and Loan Agreement for the purchase of           [vi]
              20,356 shares of Common Stock of the Company, between
              Registrant and Larry A. Rasmusson dated January 15, 1998

 *10.7(c)  Secured Promissory Note in the amount of $30,546 to Registrant         [vi]
              from Larry A. Rasmusson dated January 15, 1998

 *10.7(d)  Instruments Security Agreement between Registrant and Larry A.         [vi]
              Rasmusson dated January 15, 1998

 *10.7(e)  First Amendment to August 17, 1995 Stock Option Agreement by and      (5-1)**
              between the Registrant and Larry A. Rasmusson effective
              September 1, 1998

 *10.8(a)  Current Stock Option Agreement effective October 1, 1997, by and       [ii]
              between the Registrant and Larry A. Rasmusson

                                                                                 CROSS-
                                                                                 ------
                                                                                REFERENCE
                                                                                ---------
  EXHIBIT                              DESCRIPTION                                 OR
  -------                              -----------                                 --
                                                                                DOC/PAGE
                                                                                --------
                                                                                   NO.
                                                                                   ---

 *10.8(b)  Deferred Stock Option Agreement effective October 1, 1997, by and      [ii]
              between the Registrant and Larry A. Rasmusson

 *10.8(c)  Stock Option Exercise and Loan Agreement for the purchase of           [vi]
              200,000 shares of Common Stock of the Company, between
              Registrant and Larry A. Rasmusson dated January 15, 1998

 *10.8(d)  Secured Promissory Note in the amount of $200,000 to Registrant        [vi]
              from Larry A. Rasmusson dated January 15, 1998

 *10.8(e)  Instruments Security Agreement between Registrant and Larry A.         [vi]
              Rasmusson dated January 15, 1998

 *10.8(f)  First Amendment to October 1, 1997 Current Stock Option Agreement     (6-1)**
              by and between the Registrant and Larry A. Rasmusson effective
              September 1, 1998

 *10.9     Mutual Release and Noncompetition Agreement by and between            (7-1)**
              Registrant and Larry A. Rasmusson effective September 1, 1998

 *10.10    Product Development and Incentive Agreement effective                  [i]
              November 8, 1995, by and between the Registrant and Harley Haase

 *10.11    Royalty Sharing Agreement effective November 21, 1995, by              [i]
              and between the Registrant, Oxboro Outdoors, Inc., Larry
              Rasmusson and Harley Haase

 *10.12    Settlement Agreement and Mutual Release of Claims by and               [vii]
              between Harley Haase and the Registrant dated June 13, 1997

 *10.13(a) Stock Option Exercise and Loan Agreement for the purchase of           [viii]
              40,000 shares of Common Stock of the Company between
              Registrant and Dennis L. Mikkelson dated January 15, 1998

 *10.13(b) Secured Promissory Note in the amount of $45,000 to Registrant         [viii]
               from Dennis L. Mikkelson dated January 15, 1998

                                                                                 CROSS-
                                                                                 ------
                                                                                REFERENCE
                                                                                ---------
  EXHIBIT                              DESCRIPTION                                 OR
  -------                              -----------                                 --
                                                                                DOC/PAGE
                                                                                --------
                                                                                   NO.
                                                                                   ---

 *10.13(c)  Instruments Security Agreement between Registrant and                [viii]
               Dennis L. Mikkelson dated January 15, 1998

 *10.14(a)  Stock Option Agreement effective June 19, 1997 by and                 [ii]
               between the Registrant and John Walter

 *10.14(b)  Stock Option Exercise and Loan Agreement for the purchase             [ix]
               of 40,000 shares of Common Stock of the Company between
               Registrant and John Walter dated January 15, 1998

 *10.14(c)  Secured Promissory Note in the amount of $43,200 to                   [ix]
               Registrant from John Walter dated January 15, 1998

 *10.14(d)  Instruments Security Agreement between Registrant and John            [ix]
               Walter dated January 15, 1998

 *10.15     Stock Option Agreement effective January 28, 1998, by and            (8-1)**
               between the Registrant and Robert S. Garin

 *10.16     Stock Option Agreement effective February 20, 1998, by and             ***
               between the Registrant and John Sayer

 *10.17     Temporary Services Agreement effective September 8, 1998               ***
               by and between the Registrant and Critical Care
               Anesthetists, P.A. and Christopher J. Turnbull

 *10.18     Temporary Services Agreement effective September 17, 1998              ***
               by and between the Registrant and Richard L. Ulvenes

 21         The Registrant has two subsidiaries, Oxboro Medical, Inc.
               and Oxboro Outdoors, Inc., both of which are
               incorporated in the State of Minnesota

 27         Financial Data Schedule                                              (10-1)**


  * Denotes management contract or compensatory plan or arrangement. ** Filed with original filing on December 29, 1998.
***  Filed herewith.

  [i] Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1995

  [ii] Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1997

  [iii] Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1990

  [iv] Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 1993

  [v] Incorporated by reference to Amendment No. 1 to Schedule 13D filed March 18, 1998 on behalf of Larry A. Rasmusson

  [vi] Incorporated by reference to Schedule 13D filed on February 13, 1998 on behalf of Larry A. Rasmusson

  [vii] Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997

  [viii] Incorporated by reference to Schedule 13D filed on February 13, 1998 on behalf of Dennis L. Mikkelson

  [ix] Incorporated by reference to Schedule 13D filed on February 17, 1998 on behalf of John Walter