Form 10QSB
period 1998-12-31
OXBORO MEDICAL INTERNATIONAL INC
filed 1999-02-16
CIK 350557

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(MARK ONE)

  X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
----- of 1934

For the quarterly period ended December 31, 1998
                               -----------------

      Transition report under Section 13 or 15(d) of the Securities Exchange Act ----- of 1934

For the transition period from                         to
                               -----------------------    ----------------------

Commission File No. 0-18785
                    -------

                       OXBORO MEDICAL INTERNATIONAL, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

      Minnesota                                            41-1391803
--------------------------------------------   ---------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

13828 Lincoln Street NE, Ham Lake, Minnesota                 55304
--------------------------------------------   ---------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:        (612) 755-9516
                                               ---------------------------------

                                    No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No
          ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              2,160,128 shares of Common Stock at January 31, 1999

                                TABLE OF CONTENTS

                                                                             Page No.
                                                                             --------
                          Part I. Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets at December 31, 1998
           (unaudited) and September 30, 1998                                  3

           Condensed Consolidated Statements of Operations for
           Three Months Ended December 31, 1998 and 1997 (unaudited)           4

           Condensed Consolidated Statements of Cash Flows for
           Three Months Ended December 31, 1998 and 1997 (unaudited)           5

           Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item 2.    Management's Discussion and Analysis                                7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                   10

Signature                                                                     11

                            I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            December 31, 1998       September 30, 1998
                                                            -----------------       ------------------
                                                               (unaudited)
ASSETS

CURRENT ASSETS:
   Cash                                                      $        4,945            $       71,125
   Trade receivables less allowance for doubtful accounts
     of $23,808                                                     708,830                   717,014
   Inventories                                                    1,998,686                 1,926,925
   Deferred income taxes                                            103,000                   103,000
   Other current assets                                             122,018                   102,405
                                                             --------------            --------------
      Total current assets                                        2,937,479                 2,920,469

PROPERTY AND EQUIPMENT, NET                                       1,219,207                 1,242,634

OTHER ASSETS
   Cash surrender value of life insurance                           307,892                   287,029
   Other                                                            111,119                   128,251
                                                             --------------            --------------
                                                             $    4,575,697            $    4,578,383
                                                             --------------            --------------
                                                             --------------            --------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable to bank                                      $      495,313            $      288,313
   Current maturities of long-term obligation                         7,621                     7,621
   Accounts payable                                                 304,255                   315,017
   Accrued salaries, wages, payroll taxes                           101,593                   109,675
   Other accrued expenses                                           397,317                   538,472
                                                             --------------            --------------
      Total current liabilities                                   1,306,099                 1,259,098

LONG-TERM OBLIGATION, less current maturities                       376,813                   379,041

DEFERRED INCOME TAXES                                               103,000                   103,000

SHAREHOLDERS' EQUITY:
   Common stock, $0.01 par value                                     24,386                    24,386
   Additional paid-in capital                                     1,536,617                 1,536,617
   Retained earnings                                              1,491,288                 1,538,747
                                                             --------------            --------------
                                                                  3,052,291                 3,099,750
   Less stock subscriptions receivable                             (262,506)                 (262,506)
                                                             --------------            --------------
      Total shareholders' equity                                  2,789,785                 2,837,244
                                                             --------------            --------------
                                                             $    4,575,697            $    4,578,383
                                                             --------------            --------------
                                                             --------------            --------------

   See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       December 31
                                                               ----------------------------
                                                                  1998             1997
                                                               -----------      -----------
Net sales                                                      $ 1,220,223      $ 1,177,746

Cost of goods sold                                                 484,872          411,281
                                                               -----------      -----------

     Gross margin                                                  735,351          766,465

Selling, general and administrative expenses                       804,129          649,728
                                                               -----------      -----------

     Operating earnings (loss)                                     (68,778)         116,737

Interest expense                                                   (16,352)         (10,584)
Interest and other income                                           37,671            4,611
                                                               -----------      -----------

     Earnings (loss) before income taxes                           (47,459)         110,764

Income taxes                                                          --             22,153
                                                               -----------      -----------

     Net earnings (loss)                                       $   (47,459)     $    88,611
                                                               -----------      -----------
                                                               -----------      -----------

Net earnings (loss) per common and common equivalent share
   - basic and diluted                                         $      (.02)     $       .04
                                                               -----------      -----------
                                                               -----------      -----------
Weighted average common and common equivalent shares
     outstanding --
     Basic                                                       2,438,578        2,258,578
                                                               -----------      -----------
                                                               -----------      -----------
     Diluted                                                     2,438,578        2,275,459
                                                               -----------      -----------
                                                               -----------      -----------

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                  December 31
                                                                           ------------------------
                                                                              1998          1997
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings (loss)                                                     $ (47,459)     $  88,611
   Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
      Depreciation and amortization                                           57,701         49,629
   Change in operating assets and liabilities:
      Trade receivables                                                        8,184         18,983
      Inventories                                                            (71,761)      (161,133)
      Other current assets                                                   (19,613)        88,737
      Accounts payable                                                       (10,762)       (33,061)
      Accrued expenses                                                      (149,237)       (73,263)
      Income taxes payable                                                      --           21,153
                                                                           ---------      ---------
      NET CASH USED IN OPERATING ACTIVITIES                                 (232,947)          (344)
                                                                           ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (34,274)       (18,464)
   Additions to other assets                                                  (3,731)        (7,025)
                                                                           ---------      ---------
      NET CASH USED IN INVESTING ACTIVITIES                                  (38,005)       (25,489)
                                                                           ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing under note payable to bank                                  207,000        (88,000)
   Payments on long-term obligation                                           (2,228)        (1,496)
                                                                           ---------      ---------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    204,772        (89,496)
                                                                           ---------      ---------

NET DECREASE IN CASH                                                         (66,180)      (115,329)
CASH, at beginning of period                                                  71,125        124,815
                                                                           ---------      ---------
CASH, at end of period                                                     $   4,945      $   9,486
                                                                           ---------      ---------
                                                                           ---------      ---------

    See accompanying notes to condensed consolidated financial statements.

        OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

2.   INVENTORIES

                                     December 31, 1998      September 30, 1998
                                     -----------------      ------------------
        Inventories consist of:
        Raw materials                   $1,085,035              $ 1,087,488
        Finished goods                     913,651                  839,437
                                     -----------------      ------------------
                                        $1,998,686              $ 1,926,925
                                     -----------------      ------------------
                                     -----------------      ------------------

3.   NET EARNINGS (LOSS) PER SHARE

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended December 31, 1998, the common share equivalents that would have been included in the computation of diluted net income per share were 100,000, had net income been achieved.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

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

Outdoors's principal products fall into two groups. One group consists of products licensed by professional sports organizations ("Licensed Products") and is comprised of four fishing lures products (the spoon, spinner, tandem and in-line), earrings and key chains. Outdoors has license agreements for such products with NFL Properties, Inc., Major League Baseball, and National Association for Stock Car Auto Racing, Inc. ("NASCAR"). It is in the process of negotiating similar license agreements with the Canadian Football League, Professional Cowboy Rodeo Association and Professional Bowlers Association. The other product group consists of miscellaneous fishing and hunting related products, including fishing tackle products (hooks, lures, leaders, weights, artificial bait and lines), fishing tools and equipment, and fishing and hunting accessory products (self-adhesive organizational foam and other products).

RESULTS OF OPERATIONS

Net sales for the three-month period ended December 31, 1998 were $1,220,223 as compared to $1,177,746 for the corresponding period in the previous fiscal year. This represents an increase of approximately 4%.

Net sales of medical and surgical products were $1,041,314, a decrease of 2%, or $20,009, as compared to the corresponding period in fiscal 1997. The largest dollar decrease in sales ($12,233) came from international sales. Direct sales to hospitals and dealers were up slightly, and sales to packaging companies were down slightly. Strong competition continues in the Company's medical product markets.

Outdoors sales for the three months ended December 31, 1998 were $178,909 as compared to $116,423 for the corresponding period in the previous fiscal year, an increase of approximately 54%. For first quarter 1999, shipment of products produced under license from NFL Properties accounted for approximately 74% of sales of Outdoors products as compared to 83% of sales for the corresponding period in fiscal 1998.

Gross margin for the first quarter of fiscal 1999 and 1998 was 60% and 65%, respectively. The 5% decrease in gross margin for first quarter 1999 results from expenses related to compliance activities for ISO 9000, European CE Mark certification and various regulatory matters. Gross margin for the three-month period ended December 31, 1998 for medical and surgical products decreased by 5% from 69% to 64%. Gross margin for the same period for Outdoors increased by 8% from 28% to 36%.

During the first quarter of fiscal 1999, selling, general and administrative ("SG&A") expenses increased by 24%, or $154,401 and increased from 55% to 66% as a percentage of sales, as compared to the first quarter of fiscal 1998.

SG&A expenses for Oxboro increased by approximately $169,000, or 37%, resulting from increases in consultants ($53,420) and outside services ($22,850) used to support transition management. The increase was also caused by costs of a noncompete agreement with the Company's former chief executive officer ($18,750).

SG&A expenses for Outdoors decreased by approximately $15,000, or 8%, compared to the corresponding period in the previous fiscal year. The decrease was due mainly to a reduction in advertising expense ($22,630), offset by an increase in royalties ($17,248).

The loss before income taxes for first quarter of fiscal 1999 was $47,459 as compared to earnings of $110,764 in first quarter of fiscal 1998. The decrease is mainly due to the increase in SG&A expenses and the decrease in gross margins for medical and surgical products.

LIQUIDITY AND CAPITAL RESOURCES

The Company has typically financed its operations through internal working capital and a bank line-of-credit. Financing of its building has been through long-term bank financing. As of December 31, 1998, the Company had working capital of $1,631,380 as compared to $1,661,371 at September 30, 1998, and long-term debt of $376,813. As of December 31, 1998, the Company had $4,945 in cash as compared to $71,125 at September 30, 1998.

During the quarter ended December 31, 1998, the Company used $232,947 in net cash in operating activities, including an increase of $71,761 in inventories and a decrease of $149,237 in accrued expenses. The Company used $38,005 in investing activities during the quarter ended December 31, 1998, primarily for equipment and tooling for Outdoors products.

The Company's bank line of credit of $550,000 expires on March 31, 1999 and bears interest at prime plus 0.5%. As of December 31, 1998, the Company's outstanding balance on this line of credit was $495,313, increased from $288,313 at September 30, 1998. The Company expects to maintain or replace the line of credit under terms similar to those in effect at December 31, 1998, and believes it has adequate capital to meet its cash requirements for the next twelve months.

FORWARD LOOKING STATEMENTS

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Among the factors that could cause actual results to differ materially are the following: acceptance of new products, pricing strategies of competitors, general conditions in the industries served by the Company's products, changes in management of the Company, maintenance of operating capital and bank financing, and overall economic conditions, including inflation and consumer buying patterns.

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

Most management information systems under which the Company is currently operating recognize the Year 2000. Any hardware or software that the Company acquires as part of the updating of its management information systems during fiscal year 1999 will recognize the Year 2000. The Company's other operational systems have not yet been tested for Year 2000 compliance. Further, the Company has not yet determined whether the entities with which it does business will be Year 2000 compliant.

The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner, including contacting entities with whom the Company conducts business to determine their readiness. The Company plans to complete its assessments as soon as reasonably possible and no later than September 30, 1999. Thus far, the Company's expenditures for Year 2000 compliance have been minimal. Although it has not yet quantified the cost of any required modifications, the Company anticipates these costs will be minimal.

If Year 2000 modifications are not properly completed either by the Company or any entities with whom the Company conducts business, which include approximately 3,800 hospitals, the Company could be unable to receive, process, or ship orders to customers on a timely basis, if at all. In such case, the Company's revenues and financial condition could be adversely impacted. At this time the Company believes it is not necessary to adopt a contingency plan for the possibility that assessments and potential corrections will not be completed in a timely manner. However, the Company will continue to assess the need for a contingency plan, particularly as it relates to the capabilities of its customers.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27   Financial Data Schedule

(b)   Reports on Form 8-K

      No Reports on Form 8-K were filed during the quarter ended
      December 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OXBORO MEDICAL INTERNATIONAL, INC.

Dated:  February 15, 1999               By /s/ Robert S. Garin
                                        ---------------------------
                                           Robert S. Garin
                                           Chairman of the Board