Form 10QSB
period 1999-03-31
OXBORO MEDICAL INTERNATIONAL INC
filed 1999-05-20
CIK 350557

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                            FORM 10-QSB



  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended March 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes:    X        No:

Applicable only to corporate issuers: State the number of shares of the issuer's Common Stock outstanding as of April 30, 1999: 2,160,128 shares.

Transitional Small Business Disclosure Format:
          Yes:    X         No:


OXBORO MEDICAL INTERNATIONAL, INC.

TABLE OF CONTENTS

                                                            Page No.

    PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

    Condensed Consolidated Balance Sheets as of March 31, 1999   3
    and September 30, 1998 (unaudited)

    Condensed Consolidated Statements of Operations for Three    4
    Months and Six Months Ended March 31, 1999 and 1998
    (unaudited)

    Condensed Consolidated Statements of Cash Flows for Six      5
    Months Ended March 31, 1999 and 1998 (unaudited)

    Notes to Condensed Consolidated Financial Statements         6
    (unaudited)


Item 2.   Management's Discussion and Analysis                   6

    PART II.    OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders    8

Item 5.   Other Information                                      8

Signature                                                        9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      OXBORO MEDICAL INTERNATIONAL, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                          March 31,    September 30,
                                            1999           1998
                                          ---------      ---------
ASSETS
CURRENT ASSETS:
Cash                                       $167,500        $71,125
Accounts receivable, less allowance
  for doubtful accounts of $21,950
  and $24,601, respectively                 764,757        717,014
Inventories                               1,020,519      1,926,925
Deferred income taxes                       103,000        103,000
Other current assets                        107,594        102,405
                                          ---------      ---------

TOTAL CURRENT ASSETS                      2,163,370      2,920,469

PROPERTY AND EQUIPMENT, NET               1,198,323      1,242,634

OTHER ASSETS
Investments -- Cash surrender value
  of life insurance                         132,325        287,029
Other                                        97,492        128,251
                                         ----------     ----------

                                         $3,591,510     $4,578,383
                                         ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank                       $545,313       $288,313
Current maturities of long-term debt          7,621          7,621
Accounts payable                            326,202        315,017
Accrued salaries, wages, payroll taxes      117,848        109,675
Other accrued expenses                      340,773        538,472
                                            -------        -------

TOTAL CURRENT LIABILITIES                 1,337,757      1,259,098
LONG-TERM DEBT                              374,476        379,041
DEFERRED INCOME TAXES                       103,000        103,000
SHAREHOLDERS' EQUITY:
Common stock                                 24,096         24,386
Additional paid-in capital                1,493,707      1,536,617
Retained earnings                           477,780      1,538,747
                                          ---------      ---------

                                          1,995,583      3,099,750
Stock subscription receivable              (219,306)      (262,506)
                                          ---------      ---------

TOTAL SHAREHOLDERS' EQUITY                1,776,277      2,837,244
                                          ---------      ---------

                                         $3,591,510     $4,578,383
                                         ----------     ----------

See accompanying notes to condensed consolidated financial statements.

                     OXBORO MEDICAL INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                             Three Months Ended      Six Months Ended
                                  March 31                March 31
                             ------------------      -----------------
                             1999         1998       1999        1998
                             ----         ----       ----        ----

Net sales                $1,387,916  $1,226,800   $2,608,139 $2,404,546
Cost of goods sold        1,455,021     402,582    1,939,893    813,863
                          ---------   ---------    ---------  ---------

Gross margin (loss)         (67,105)    824,218      668,246  1,590,683

Selling, general and
 administrative expenses    927,599     957,317    1,731,728  1,607,045
                           --------     -------    ---------  ---------

Operating loss             (994,704)   (133,099)  (1,063,482)   (16,362)

Interest expense            (18,804)    (11,942)     (35,156)   (22,526)
Interest and other income         0       8,272       37,671     12,883
                             ------      ------       ------     ------

Loss before income taxes (1,013,508)    136,769)  (1,060,967)   (26,005)

Income tax benefit                0     (27,153)           0     (5,000)
                           --------      ------    ---------      -----

Net loss                ($1,013,508)  ($109,616) ($1,060,967)  ($21,005)
                         ----------    --------   ----------    -------
                         ----------    --------   ----------    -------

Net loss per share
Basic                         ($.47)      ($.04)       ($.46)     ($.01)
                              -----        ----         ----       ----

Diluted                       ($.47)      ($.04)       ($.46)     ($.01)
                              -----        ----         ----       ----

Weighted average common
 and common equivalent
 shares outstanding
Basic                     2,160,128   2,730,552    2,299,353  2,493,840
                          ---------   ---------    ---------  ---------

Diluted                   2,160,128   2,730,552    2,299,353  2,493,840
                          ---------   ---------    ---------  ---------

See accompanying notes to condensed consolidated financial statements.

                     OXBORO MEDICAL INTERNATIONAL, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               Six Months Ended
                                                   March 31
                                            1999            1998
                                            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                ($1,060,967)      ($21,005)
Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation                               86,905         99,258
  Inventory adjustments                     900,553              0
  Compensation expense related to options         0         12,500
  Change in current assets and current
  liabilities:
  Accounts receivable                       (47,743)         3,847
  Inventories                                 5,853       (147,358)
  Other current assets                       (5,190)        93,341
  Accounts payable                           11,185         38,232
  Income taxes payable                            0         (6,000)
  Accrued salaries, wages, payroll taxes
    and other accrued expenses             (189,526)      (143,550)
                                            -------        -------

NET CASH USED IN OPERATING ACTIVITIES      (298,930)       (70,735)

CASH FLOWS FROM INVESTING ACTIVITIES:
Long-term investment                        154,704              0
Reductions in (additions to) other assets    30,759        (95,338)
Purchase of property and equipment          (42,594)       (41,595)
                                             ------         ------

NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                      142,869       (136,933)
                                            -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt                   (4,564)        (3,223)
Bank note proceeds                          257,000        137,000
                                            -------        -------

NET CASH PROVIDED BY FINANCING ACTIVITIES   252,436        133,777
                                            -------        -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           96,375        (73,891)
CASH AND CASH EQUIVALENTS,
  at beginning of period                     71,125        124,815
                                             ------        -------

CASH AND CASH EQUIVALENTS,
  at end of period                         $167,500        $50,924
                                            -------         ------

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the six months
  ended March 31 for:
    Income taxes                                  0             0
    Interest                                 35,156        22,526

See accompanying notes to condensed consolidated financial statements.

OXBORO MEDICAL INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by Oxboro Medical International, Inc. (the "Company" or "Oxboro") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

2.   INVENTORIES
                                 March 31, 1999   September 30, 1998
                                 --------------   ------------------

     Inventories consist of:
     Raw materials                  $690,554          $1,087,488
     Finished goods                  329,965             839,437
                                     -------           ---------

                                  $1,020,519          $1,926,925
                                   ---------           ---------


3.   NET EARNINGS (LOSS) PER SHARE

The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company's diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the six months ended March 31, 1999 and 1998, no common share equivalents would have been included in the computation of diluted net income per share had net income been achieved.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The Company develops, assembles, and markets medical and surgical devices and, through its wholly-owned subsidiary, Oxboro Outdoors, Inc. ("Outdoors"), develops, assembles and markets products for the fishing markets. Principal medical products produced and sold by Oxboro include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties and identification sheet and roll tape. Outdoors' principal products fall into two groups. One group consists of products licensed by professional sports organizations ("Licensed Products") and is comprised of fishing lures products, earrings and key chains. Outdoors has license agreements for such products with NFL Properties, Inc., Major League Baseball, and National Association for Stock Car Auto Racing, Inc.
("NASCAR"), and other professional sports organizations.   The other
product group consists of miscellaneous fishing related products, including fishing tackle products (hooks, lures, leaders, weights, artificial bait and lines), fishing tools and equipment, and fishing and hunting accessory products (self-adhesive organizational foam and other products).

RESULTS OF OPERATIONS

Net sales for the three-month period ended March 31, 1999 were $1,387,916 as compared to $1,226,800 for the corresponding period in the previous fiscal year. This represents an increase of approximately 13%.

Net sales of medical and surgical products were $1,198,553, an increase of 3.8%, or $44,542, as compared to the corresponding period in fiscal 1998. Strong competition continues in the Company's medical product markets.

Outdoors sales for the three months ended March 31, 1999 were $189,363 as compared to $72,789 for the corresponding period in the previous fiscal year, an increase of approximately 160%. For second quarter 1999, shipment of "Licensed Products" accounted for approximately 66% of sales of Outdoors products as compared to 53% of sales for the corresponding period in fiscal 1998.

Gross margin for the second quarter of fiscal 1999 and 1998 was (-5%) and 67%, respectively. The 72% decrease in gross margin for second quarter 1999 resulted from adjustments to record inventory ($900,553) to net realizable value. Gross margin for the three-month period ended March 31, 1999 for medical and surgical products decreased by 26% from 69% to 43%. Gross margin for the same period for Outdoors decreased by 344% from 33% to (-311%). Gross margin for the second quarter, before adjustments to inventory, was 60% (Medical 64%, Outdoors 38%).

During the second quarter of fiscal 1999, selling, general and administrative ("SG&A") expenses decreased by 3%, or $29,718 and decreased from 78% to 67% as a percentage of sales, as compared to the second quarter of fiscal 1998.

SG&A expenses for Oxboro decreased by approximately $86,182, or 11%, resulting substantially from reduced annual meeting and proxy costs. SG&A expenses for Outdoors increased by approximately $56,464, or 31%, compared to the corresponding period in the previous fiscal year. The increase was due mainly to bad debt expenses of $70,940.

The loss before income taxes for second quarter of fiscal 1999 was $1,013,508 as compared to a loss of $136,769 in second quarter of fiscal 1998. The increased loss is mainly due to the inventory adjustments discussed above.


LIQUIDITY AND CAPITAL RESOURCES

The Company has typically financed its operations through internal working capital and a bank line-of-credit. Financing of its building has been through long-term bank financing. As of March 31, 1999, the Company had working capital of $825,613 as compared to $1,661,371 at September 30, 1998, and long-term debt of $374,476 as compared to $379,041 at September 30, 1998. As of March 31, 1999, the Company had $167,500 in cash as compared to $71,125 at September 30, 1998.

During the quarter ended March 31, 1999, the Company used $65,982 of cash in operating activities, primarily due to decrease of $ 44,959 in accrued expenses. The Company generated $ 180,874 in investing activities during the quarter ended March 31, 1999, primarily from borrowings against cash value of life insurance.

As of March 31, 1999, the Company's outstanding balance on a $550,000 line of credit with Norwest Bank was $545,313, increased from $288,313 at September 30, 1998. The line of credit expires on May 31, 1999. The Company's management has discussed with Norwest Bank an extension of credit beyond that date, and it has commenced negotiations for an extension of credit.

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

YEAR 2000 ISSUES

The Company has assessed and continues to assess the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date occurs, date sensitive systems may recognize the Year 2000 as 1900 or not at all. This inability to recognize or properly treat the Year 2000 may cause systems to process critical financial and operational information incorrectly. The Company is currently installing a new computer system which is Y2K compliant, and expects the computer system to be operational prior to the end of the year. If Year 2000 modifications are not properly completed either by the Company or any entities with whom the Company conducts business, which include approximately 3,800 hospitals, the Company could be unable to receive, process, or ship orders to customers on a timely basis, if at all. In such case, the Company's revenues and financial condition could be adversely impacted. At this time the Company believes it is not necessary to adopt a contingency plan for the possibility that assessments and potential corrections will not be completed in a timely manner. However, the Company will continue to assess the need for a contingency plan, particularly as it relates to the capabilities of its customers.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on March 4, 1999, at which the only matter voted upon by the shareholders was the election of John Sayer as a Class II director, to serve a three year term.

ITEM 5.  OTHER INFORMATION

CHANGE IN MANAGEMENT

On February 15, 1999, Matthew E. Bellin joined the Company as President and COO, replacing Christopher Turnbull, interim President. Mr. Bellin has over 20 years in the medical industry. He was a founder of Biomedical Dynamics Corp. and Medical Internet Communications Inc. (MEDICOM).

NASDAQ LISTING REQUIREMENTS

After adjustments of $969,493 in inventory, bad debt and other miscellaneous assets, net tangible assets were $1,776,277 as of March 31, 1999, or $223,723 below the minimum capital requirements for continued listing on the NASDAQ Small Cap System. The Company expects to receive a notice from NASDAQ requiring it to develop and execute a plan satisfactory to NASDAQ, that would within approximately 60 days bring the Company's net tangible assets back over $2,000,000. If the Company is unable to accomplish that, the Company's common stock could be delisted by NASDAQ. Although the Company's stock might then be eligible to trade on the OTC Bulletin Board, there could be a negative impact on the price and liquidity of the Company's common stock.

RASMUSSON LICENSE

Oxboro has been notified by a former officer of the Company, Larry Rasmusson, that the Company is currently in default of royalty agreements related to certain medical products. The company has been evaluating the legal validity of such agreements and if it concludes that they are voidable, it will seek to terminate, rescind and invalidate such agreements and take such other actions as may to it seem appropriate, including without limitation, the commencement of litigation. If such agreements are found valid, or if any such litigation is determined adversely to it, the Company may lose the right to manufacture and distribute certain products. There could be a substantial negative impact on the company's revenues and profits in such event until it located and acquired or developed alternative products.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBORO MEDICAL INTERNATIONAL, INC.

Dated:     May 20, 1999           By   /s/ Matthew E. Bellin
                                     -------------------------
                                     Matthew E. Bellin
                                     Its President