Form 10QSB
period 1999-06-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1999-08-13
CIK 350557

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

       X         Quarterly Report under to Section 13 or 15(d) of the Securities
    -------      Exchange Act of 1934

For the quarterly period ended June 30, 1999

                 Transaction report under Section 13 or 15(d) of the
    -------      Exchange Act

For the transition period from ______________  to  _____________

Commission File No. 0-18785

                         OXBORO MEDICAL INTERNATIONAL, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

   Minnesota                                                 41-1391803
-----------------------------------                   ------------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

13828 Lincoln Street N.E., Ham Lake, Minnesota                  55304
---------------------------------------------------   ------------------------
(Address of principal executive offices)                     (ZIP Code)

Issuer's telephone number:                                  (612) 755-9516
                                                      ------------------------

                                    No Change
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes      X           No
                                                      ------

    The number of shares of the issuer's Common Stock outstanding at June 30, 1999 was 2,187,155 shares.

                     OXBORO MEDICAL INTERNATIONAL, INC.
                                 FORM 10-QSB
                        QUARTER ENDED JUNE 30, 1999

                              TABLE OF CONTENTS


                                                                                       Page No.
                                                                                      ------------
                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets as of
              June 30, 1999 (unaudited) and September 30, 1998                             3

              Condensed Consolidated Statements of Operations for Three Months
              and Nine Months Ended June 30, 1999 and 1998 (unaudited)                     4

              Condensed Consolidated Statements of Cash Flows for
              Nine Months Ended June 30, 1999 and 1998 (unaudited)                         5

              Notes to Condensed Consolidated Financial Statements (unaudited)             6

Item 2.       Management's Discussion and Analysis                                         7


                          PART II. OTHER INFORMATION

Item 5.       Other Information                                                           13

Item 6.       Exhibits and Reports on Form 8-K                                            14

Signature                                                                                 14


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          June 30,             September 30,
                                                                            1999                   1998
                                                                     -----------------       -----------------
                                                                        (unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                        $      529,100         $       71,125
      Accounts receivable, less allowance for doubtful
        accounts of $20,518 and $23,808, respectively                         681,472                717,014
      Note Receivable                                                         140,000                      -
      Inventories                                                             597,687              1,926,925
      Income taxes receivable                                                  52,758                 46,758
      Deferred income taxes                                                   103,000                103,000
      Other current assets                                                     35,227                 55,647
                                                                     -----------------       -----------------
      TOTAL CURRENT ASSETS                                                  2,139,244              2,920,469

PROPERTY AND EQUIPMENT:
      Building                                                                905,366                905,366
      Land                                                                     57,211                 57,211
      Furniture and equipment                                                 853,556              1,295,866
                                                                     -----------------       -----------------
                                                                            1,816,133              2,258,443
      Less accumulated depreciation                                          (875,258)            (1,015,809)
                                                                     -----------------       -----------------
                                                                              940,875              1,242,634
CASH SURRENDER VALUE OF LIFE INSURANCE                                        143,687                287,029
OTHER ASSETS                                                                    1,041                128,251
                                                                     -----------------       -----------------
      TOTAL ASSETS                                                     $    3,224,847         $    4,578,383
                                                                     =================       =================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current maturities of long term obligation                       $        7,621         $        7,621
      Note payable to bank                                                    545,313                288,313
      Accounts payable                                                        164,276                315,017
      Accrued salaries, wages, payroll taxes                                   97,953                109,675
      Accrued consulting fees                                                 226,449                428,531
      Other accrued expenses                                                   80,379                109,941
                                                                     -----------------       -----------------
      TOTAL CURRENT LIABILITIES                                             1,121,991              1,259,098

LONG TERM OBLIGATION                                                          371,893                379,041
DEFERRED INCOME TAXES                                                         103,000                103,000

SHAREHOLDERS' EQUITY:
      Common stock                                                             24,096                 24,386
      Additional paid in capital                                            1,493,707              1,536,617
      Retained earnings                                                       329,466              1,538,747
      Receivable from ESOP                                                   (174,306)              (174,306)
      Stock subscriptions receivable                                          (45,000)               (88,200)
                                                                     -----------------       -----------------
TOTAL SHAREHOLDERS' EQUITY                                                  1,627,963              2,837,244
                                                                     -----------------       -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $    3,224,847         $    4,578,383
                                                                     =================       =================


      See accompanying notes to condensed consolidated financial statements.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                            Three Months Ended                         Nine Months Ended
                                                                 June 30                                    June 30
                                                          1999              1998                    1999              1998
                                                     --------------    --------------          --------------    --------------
Net sales                                             $   1,332,849     $   1,367,603          $   3,940,987      $  3,772,149
Cost of goods sold                                          565,529           483,247              2,505,422         1,297,111
                                                      -------------     -------------          -------------      ------------
Gross Profit                                                767,320           884,356              1,435,565         2,475,038

Selling, general and administrative expenses                737,785           871,068              2,469,512         2,478,111
                                                      -------------     -------------          -------------      ------------
Operating income (loss)                                      29,535            13,288             (1,033,947)           (3,073)

Loss on disposal of business segment                       (102,045)                -               (102,045)                -

Interest and other income (expense)                         (75,804)           (1,029)               (73,289)          (10,673)
                                                      -------------     -------------          -------------      ------------
Earnings (loss) before income taxes                        (148,314)           12,259             (1,209,281)          (13,746)

Income tax expense (benefit)                                      -             2,500                      -            (2,500)
                                                      -------------     -------------          -------------      ------------
Net earnings (loss)                                   $    (148,314)    $       9,759          $  (1,209,281)     $    (11,246)
                                                      =============     =============          =============      ============

Net earnings (loss) per share
          Basic                                       $       (0.07)    $        0.00          $       (0.53)     $      (0.00)
          Diluted                                     $       (0.07)    $        0.00          $       (0.53)     $      (0.00)

Weighted average common and common
  equivalent shares outstanding
          Basic                                           2,187,155         3,168,942              2,261,954         2,740,852
          Diluted                                         2,187,155         3,168,942              2,261,954         2,740,852


     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                Nine Months Ended
                                                                                                     June 30
                                                                                  ---------------------------------------------
                                                                                        1999                        1998
                                                                                  ------------------           ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                                   $    (1,209,281)             $     (11,246)
         Loss on disposal of business segment                                               102,045                          -
         Adjustments to reconcile net loss to net cash used in operating activities:
                  Depreciation and amortization                                             173,102                    132,344
                  Loss on disposal of property and equipment                                 55,273
                  Compensation expense related to stock options                                   -                     12,500
         Change in current assets and current liabilities:
                  Accounts receivable                                                       (74,819)                   (14,710)
                  Inventories                                                               944,509                    (84,922)
                  Other current assets                                                       10,860                      6,815
                  Accounts payable                                                          (70,231)                   (77,077)
                  Income taxes                                                                    -                     (3,500)
                  Accrued expenses                                                         (236,542)                  (144,327)
                                                                                    ---------------              -------------
                  NET CASH USED IN OPERATING ACTIVITIES                                    (305,084)                  (184,123)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Decrease (Increase) in cash surrender value life insurance                         143,342                    (51,065)
         Disposal of other assets                                                            39,574                     38,275
         Purchase of property and equipment                                                 (54,709)                   (72,628)
         Proceeds from sale of business segment                                             385,000                          -
                                                                                    ---------------              -------------
                  NET CASH USED IN INVESTING ACTIVITIES                                     513,207                    (85,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from ESOP payment                                                               -                      7,500
         Payment of long-term debt                                                           (7,148)                    (4,893)
         Net borrowings under note payable to bank                                          257,000                    257,000
                                                                                    ---------------              -------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                 249,852                    259,607

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        457,975                     (9,934)

CASH AND CASH EQUIVALENTS, at beginning of period                                            71,125                    124,815
                                                                                    ===============              =============
CASH AND CASH EQUIVALENTS, at end of period                                         $       529,100              $     114,881
                                                                                    ===============              =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the nine months ended June 30 for:
         Income taxes                                                               $             -              $       6,360
         Interest                                                                   $        55,687              $      38,866


      See accompanying notes to condensed consolidated financial statements.

         OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1999

1.            Basis of Financial Statement Presentation

              The accompanying unaudited condensed consolidated financial statements have been prepared by Oxboro Medical International, Inc. ("Oxboro Medical" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented have been made. Operating results for the three months and nine months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999.

2.            Inventories


                                                           June 30,           September 30,
                                                             1999                  1998
                                                      -------------------   ------------------
              Inventories consist of:
                  Raw materials                               $ 340,189          $ 1,087,488
                  Finished goods                                257,498              839,437
                                                      -------------------   ------------------
                                                              $ 597,687          $ 1,926,925
                                                      ===================   ==================


3.            Net earnings (loss) per share

              The Company's basic net earnings (loss) per share amounts have been computed by dividing net earnings (loss) by the weighted average number of outstanding common shares. The Company's diluted net earnings (loss) per share is computed by dividing net earnings
              (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the nine months ended June 30, 1999 and 1998, no common share equivalents would have been included in the computation of diluted net income per share had net income been achieved.

4. On June 30, 1999, the Company sold its wholly owned subsidiary, Oxboro Outdoors, Inc. (Outdoors), to a group of private investors. The transaction was effected pursuant to the terms of a stock purchase agreement at a purchase price of $650,000. The purchase price was paid $385,000 in cash and $265,000 in the form of a 90-day, 9% promissory note. The purchase price is subject to offsets in the event current licenses with Outdoors are discontinued by the licensor within 90 days of the execution of the promissory note. The Company has recorded a reserve of $125,000 related to these offsets. The stock purchase agreement also provides, among other things, that the Company will enter into a lease agreement with the purchasers for the lease of space previously used by Outdoors.

         OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1999

Item 2.       Management's Discussion and Analysis

Overview

The Company develops, assembles, markets and sells medical and surgical devices used in hospital operating rooms. On June 30, 1999, the Company sold its wholly owned subsidiary Oxboro Outdoors, Inc. Sales, gross margin, expenses and earnings amounts include Outdoors' results for the three and nine month periods ending June 30, 1999.

Net sales during the three-month and nine month periods ended June 30, 1999 decreased 2.5% and increased 4.5%, respectively, as compared to the corresponding periods in the previous fiscal year.

Oxboro Medical net sales for the three-month and nine-month periods were $1,155,146 and $3,395,014, respectively, representing an increase of less than 1% for both periods. Slight increases were noted in sales to dealers/distributors and international customers with a slight decrease in sales to hospitals and kit packing companies.

Outdoors net sales for the three-month and nine-month periods were $177,703 and $545,973, respectively, representing a three month decrease of 18.1% and a nine month increase of 34.4% for comparable prior periods. The three month sales decrease is the result of a decline in sales of NFL licensed product. The nine month increase is the result of sales of Nascar licensed products which were introduced in August of 1998.

Consolidated gross margin was 57.6% for the three month period and 36.4% for the nine month period ended June 30, 1999, as compared to 64.7% and 65.6%, respectively, for the same periods in fiscal 1998.

Oxboro Medical's gross margin was 62.8% and 56.5% for the three month and nine month periods ended June 30, 1999, respectively, as compared to 68.4% and 69.0% for the same periods in fiscal 1998.

Outdoors' gross margin was 23.6% and -88.5% for the three month and nine month periods ended June 30, 1999, respectively, as compared to 45.0% and 37.6% for the same periods in fiscal 1998.

The decreases in gross margin for Oxboro Medical were due primarily to inventory write-offs of slow moving items and increased labor costs compared to fiscal 1998.

The decreases in gross margin for Outdoors were due primarily to inventory write-offs of slow moving items and sales discount incentives.

Selling, general and administrative ("S,G&A") expenses decreased by 15.3% for the three month period and less than 1.0% for the nine month period as compared to the prior periods.

Oxboro Medical S,G&A expenses decreased 9.2% for the three month period as result of a reduction in wages and consultation fees compared to the prior period. For the nine month period, expenses increased 1.2% as reductions in wages and FDA compliance costs were offset by increases in advertising and non-compete payments made to a former officer of the Company.

Outdoors' S,G&A expenses decreased 35.1% for the three month period as a result of a reduction in advertising and marketing related expenses compared to the prior period. For the nine month period, expenses decreased 5.4% as reductions in advertising and marketing expenses were offset by increases in bad debt expenses.

Operating income (loss) during the three month and nine month periods ended June 30, 1999 was $29,535 and ($1,033,947), respectively, compared to $13,288 and ($3,073), respectively, for the corresponding periods of fiscal 1998.

         OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1999

Item 2.       Management's Discussion and Analysis

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had working capital of $1,017,253, compared to $1,661,371 at September 30, 1998, and long-term debt (net of current maturities) of $371,893. As of June 30, 1999, the Company had $529,100 in cash compared to $71,125 at September 30, 1998.

During the nine months ended June 30, 1999, the Company used $305,084 net cash in operating activities, including a $236,542 decrease in accrued expenses.

The Company generated $513,207 in investing activities primarily as a result of the sale of Oxboro Outdoors.

The Company's financing activities provided $249,852 primarily from $257,000 in bank borrowings.

As of June 30, 1999, the Company's outstanding balance on a $550,000 line of credit was $545,313, an increase of $257,000 from September 30, 1998. The line of credit expired on May 31, 1999. The Company has negotiated a 90 day extension of the line of credit.

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

The Company is currently installing a new computer system which is Y2K compliant, and expects the computer system to be operational prior to the end of the year. If Year 2000 modifications are not properly completed either by the Company or any entities with whom the Company conducts business, which include approximately 3,800 hospitals, the Company could be unable to receive, process, or ship orders to customers on a timely basis, if at all. In such case, the Company's revenues and financial condition could be adversely impacted. At this time the Company believes it is not necessary to adopt a contingency plan for the possibility that assessments and potential corrections will not be made in a timely manner. However, the Company will continue to assess the need for a contingency plan, particularly as it relates to the capabilities of its customers.

FORWARD-LOOKING STATEMENTS

Forward-looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause results to differ materially from those anticipated by some of the statements made herein. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following: market acceptance of new products, changes in competitive environment, general conditions in the industries served by the Company's products, personnel changes and associated costs, financial obligations under retirement agreements with senior management, continued availability of bank financing and related costs, overall economic conditions including inflation, potential business combinations or divestitures, and timeliness and cost of regulatory compliance activities and any related impact on sales.

         OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1999

Item 2.       Management's Discussion and Analysis

The following are important factors that could cause actual results to differ materially from those anticipated in any forward looking statements made by or on behalf of the Company:

RISKS RELATED TO OUR BUSINESS

We have sustained losses in the past due to subsidiary operations.

         We have incurred substantial losses in recent years that have depleted our working capital and reduced our stockholders' equity. Our business incurred a net loss of $1,060,967 for the six months ended March 31, 1999 and $1,453,544 for the fiscal year ended September 30, 1998. These losses have resulted principally from expenses incurred in the development of our subsidiary, Oxboro Outdoors, Inc., and expenses due to payment of severance packages to our former officers in connection with related proxy litigation. We have recently completed the sale of Oxboro Outdoors. However, prior to the sale and as a result of losses in Oxboro Outdoors, we incurred significant operating losses. Although we have taken measures to increase our sales revenues and profit margins and expect to show further improvement following the sale of Oxboro Outdoors, there can be no assurance that our core business will operate profitably in the future.

If we cannot maintain adequate operating capital and bank financing, our business will suffer.

         Our most recent bank examination indicates that we currently have the minimum qualifying inventory and receivables, excluding the assets of Oxboro Outdoors, to cover our existing loan balance. The sale of Oxboro Outdoors will permit us, if needed, to pay down approximately 50% of our loan balance. However, there can be no assurance that we will have sufficient inventory and accounts receivable in the future to pay our remaining loan balance. Failure to meet our loan obligations would have a material adverse effect on our business.

If we do not remain competitive in the markets we serve, our business will be adversely affected.

         There is growing pressure on healthcare providers in general, and the surgical area in particular, to reduce costs. The trend is towards hospitals purchasing through buying groups and other large distributors, which generally occurs at lower prices than selling direct to the customer. This trend will make it difficult to maintain and grow sales at our historic profit margins. If we are not able to introduce new products into such an economic environment and compete at lower prices than other larger distributors, our business will be adversely affected.

We are dependent on our management and key personnel to succeed.

         Our principal executive officers and key personnel have extensive experience in sales of medical products, which requires research and development efforts to bring our products to market. Our success also depends on our development of a marketing and sales program to implement and close the sales. Competition for qualified sales and marketing personnel is intense. The loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel on acceptable terms, could impede the achievement of our business objectives and have a material adverse effect on our business.

The pricing strategies of our competitors and our response to those strategies may result in a decline in our revenues.

         The medical products market is extremely competitive. We believe that the principal competitive factors in our market are selection, price, customer service, convenience, product quality, reliability and speed of order fulfillment. We believe that among our direct competitors are firms with longer operating histories, larger customer bases, greater financial and marketing capability, and greater resources and experience than we have. We compete with companies including Scanlon Instruments, Key Surgical and Healthmark. In addition, our competitors are often able to offer lower prices than we can and thus can limit our penetration and market share. These factors may have an adverse impact upon our business.

If we do not prevail in a license dispute with a former officer, our revenues and profits could decline.

         Larry A. Rasmusson, our former Chief Executive Officer and a former director of Oxboro, has notified us that he believes we are currently in default on exclusive license agreements that we executed with him relating to some of our medical products, including bulldogs, fabric ties, Radiopaque fabric clamp covers, bulk and fabric tape, loops, surgical booties, various types of instrument and specialty guards, a tape stripper, patient hangars and patient care holders, and, as a result, Mr. Rasmusson has taken the position that the rights to these medical products have reverted back to him. We believe we are not in default and, moreover, that the agreements may be legally invalid. If necessary and appropriate, we will seek to terminate such agreements and take whatever other actions may be appropriate, including commencing litigation, to terminate the agreements or have them declared invalid or both. If, however, the royalty agreements are found valid and any resulting litigation is determined adversely to us, we may lose the right to manufacture and distribute products related to the royalty agreements. This would have a substantial negative impact on our revenues and profits until we were able to acquire or develop alternate products.

         OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1999

Item 2.       Management's Discussion and Analysis

The success of competitive products could have an adverse effect on our business.

         The medical products industry is intensely competitive and hospitals have a wide variety of product choices and technologies from which to choose. The success of any competing alternative product to those provided by Oxboro could have a material adverse effect on our business, financial condition and results of operations. We believe that our competitors include companies that have substantially greater financial capabilities for product development and marketing than we do and can therefore market their products or procedures to hospitals and the medical community in a more effective manner. In addition, companies having proprietary rights to the products we sell could choose to market their products directly to our customers and competitors selling the same or similar products may duplicate our marketing methods and reduce our ability to effectively sell our product lines. In either event, our business would be materially adversely affected by these actions.

If we fail to acquire products or develop new products, our business will be adversely affected.

         Part of the proceeds of this offering will be used to acquire product lines and develop new products. Although we have no present plans to include new product lines, it is likely that the focus of new product development will center on the surgical products market. There can be no assurance that we will be able to acquire or successfully develop new products. Failure to do so would have a materially adverse effect on our business.

Fluctuations in our quarterly operating results may negatively affect our stock price.

         We may experience variability in our net sales and operating profit on a quarterly basis as a result of many factors, including, among other things, the buying habits of our customers, size and timing of orders by certain customers, shifts in demand for types of products, technological changes and industry announcements of new products. If revenues do not meet expectations in any given quarter, operating results may be materially adversely affected.

The failure of key suppliers and our reporting system to be Year 2000 compliant could negatively affect our business.

         We may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, computers, software, telephone systems and other equipment used internally. If our present efforts to address Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with whom we conduct business, which includes approximately 3,800 hospitals, do not successfully address these issues, we could be unable to receive, process, or ship orders to customers on a timely basis, which would materially adversely affect our business.

         We are currently installing a new financial computer system that is Year 2000 compliant and expect the system to be operational prior to December 31, 1999. We anticipate that we will complete all of our reprogramming efforts by September 30, 1999, allowing adequate time for testing of the new reporting system. There can be no assurance, however, that the systems of other companies, on which our systems rely, will also be converted in a timely manner. Moreover, we cannot be certain that any such failure to convert by another company would not have a material adverse effect on our business, financial conditions or results of operations.

         We are not expecting to have a material accounts receivable exposure or significant amount of revenues with any one customer after December 31, 1999. Therefore, we are not pursuing verification of customer Year 2000 compliance at this time. Any failure to pay in a timely manner, or place orders for our products, by a significant number of individual customers or by a customer with a material accounts receivable balance, due to Year 2000 compliance issues would have material adverse effects on our business, financial condition or results of operations.

         At this time, we do not believe it is necessary to develop a contingency plan for the possibility that assessments and potential corrections will not be completed in a timely manner. However, we will continue to assess the need for a contingency plan, particularly as it relates to the capabilities of our customers.

         OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1999

Item 2.       Management's Discussion and Analysis

We depend upon third party suppliers.

         We currently purchase our component materials from several sources. Alternative suppliers for these materials exist should the current suppliers discontinue production or distribution. However, we would need to investigate the materials obtained from any new suppliers for quality and performance. Additionally, limited notice of the need to switch suppliers for any reason could affect on our ability to fulfill customer orders, which would have a material adverse effect on our profitability. We have not experienced any difficulty with suppliers to date. However, there can be no assurance that delays in the distribution or sale of our products will not occur in the future.

If a product we sell injures a user, we could be subject to a product liability exposure.

         We sell medical products which may involve product liability risk. We carry general casualty insurance, including coverage for product liability claims up to $1 million per incident and $2 million aggregate per year. We also carry liability umbrella coverage of $3 million. However, there can be no assurance that this coverage will be adequate for any claims that may be raised. We are not aware of any pending product liability claims against us. However, a successful product liability suit could materially adversely affect our business operations.

RISKS RELATED TO OUR RIGHTS OFFERING

The price of rights issued in our offering has not been determined by an investment bank and may not reflect the the market price of our common stock.

         We have not employed an investment bank or other similar party in connection with our proposed rights offering. The purchase price determined for the offering is based upon management's review of our current financial condition and prospects. There can be no assurance that the purchase price in the offering will adequately reflect the current market price of the shares of our common stock on completion of the offering.

After the rights offering, some of our directors will have the ability to influence corporate actions.

         Prior to the rights offering, three of our shareholders own greater than 10% each of the outstanding shares of our common stock and may continue to hold these percentages if they elect to exercise their full purchase rights under the offering. In addition, Kenneth W. Brimmer, one of our current directors, holds greater than 5% of the outstanding shares of our common stock and Gary E. Copperud, another director, controls greater than 10% of the outstanding shares through a privately owned company. Each of these shareholders and directors has the ability to influence our management and affairs. In connection with the offering, Directors Brimmer and Copperud, have individually agreed to exercise their respective purchase rights and also to exercise their respective stock options in order to purchase a number of shares to generate sufficient proceeds for us to meet the net capital requirement for our continued listing on the Nasdaq SmallCap Market. Messrs. Brimmer and Copperud are also entitled and may elect to purchase additional shares and warrants in the offering pursuant to the oversubscription privilege and, as a result, may increase their respective percentages of share ownership. As a result, each of the shareholders and named directors, by virtue of their share ownership, will have the ability to influence our management and affairs.

If we are unable to continue our Nasdaq listing, our stock price and our business could suffer.

         We are currently listed on the Nasdaq SmallCap Market System. After adjustments of $969,493 in inventory, bad debt and other miscellaneous assets, our net tangible assets were $1,776,277 as of March 31, 1999, or $223,723 below the minimum capital requirements for continued listing on the Nasdaq SmallCap Market. We received a notice, dated May 21, 1999, from the Nasdaq Stock Market, Inc. notifying us of this deficiency and requiring us to develop and execute a plan, satisfactory to Nasdaq, that would within approximately 60 days bring our net tangible assets up to the required $2,000,000 minimum. We provided Nasdaq with a compliance plan including, among other things, the sale of Oxboro Outdoors, Inc., the execution of a rights offering and the commitment of two of our directors to purchase a sufficient number of shares in the rights offering to provide proceeds to enable us to meet the minimum capital requirement. Following the sale of Oxboro Outdoors on June 30, 1999, we filed a Current Report on Form 8-K indicating that, as of March 31, 1999, our net tangible assets on a pro forma basis were $1,653,108, or approximately $347,000 below the $2,000,000 minimum capital requirement for continued listing on the Nasdaq SmallCap Market. Nasdaq subsequently extended our deadline for compliance to September 30, 1999, subject to our demonstrating at that date that we are in compliance with all other applicable SmallCap listing requirements. If we are unable to execute our compliance plan, including the rights offering, in order to meet the minimum capital requirement, our stock will be delisted by Nasdaq. Although our stock may then be eligible to trade on the OTC Bulletin Board, the delisting would have a materially adverse effect on the price and liquidity of our common stock. In addition to the rights offering, we intend to effect a 1-for-5 reverse stock split prior to the offering that will cause the number of our outstanding shares of common stock to temporarily fall below the Nasdaq SmallCap minimum listing requirement. We intend to correct this deficiency through sales of shares in the rights offering. However, there can be no assurance that we will be able to sell a sufficient number of shares of common stock to restore the total number of outstanding shares to the required minimum or that we will be able to consistently maintain compliance with all of the other applicable Nasdaq SmallCap listing requirements. Failure to do so will cause our shares to be delisted from Nasdaq.

         OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1999

Item 2.       Management's Discussion and Analysis

A significant number of our shares are eligible for sale and their sale could depress the market price of our stock and reduce our liquidity.

         As of July 1, 1999, there were 2,187,155 pre-split shares of our common stock issued and outstanding. Prior to this offering, and taking into account our proposed 1-for-5 reverse stock split on those shares, we will have 437,431 shares outstanding and approximately 47,200 shares reserved for issuance upon exercise of outstanding options. Assuming all rights in the proposed rights offering are exercised and all of the underlying shares are purchased and that all of the warrants purchased are fully exercised, we expect to issue 1,312,293 shares of common stock as a result of the offering and will have a total of 1,749,724 shares outstanding after the offering. However, there can be no assurance that all of the rights in the rights offering will be exercised and all of the shares issued. The overall reduction in our issued and outstanding shares from 2,187,155 shares to 1,749,724 shares as a result of the proposed reverse split, even assuming all shares are sold in the offering, could depress the market price of our common stock and otherwise reduce our liquidity.

Shareholders who hold less than 100 shares may pay disproportionate commissions on sale of their shares.

         Partially as a result of our proposed 1-for-5 reverse stock split intended to become effective prior to the rights offering, we have a number of shareholders that hold fewer than 100 shares. It is our understanding that the minimum unit for our common stock traded by broker-dealers in the Nasdaq SmallCap market is a round lot of 100 shares. Because of this, and the fact that a number of brokerage firms have minimum commission amounts, persons holding fewer than 100 shares of our common stock might pay a disproportionately high level of commissions upon sale of their shares.

There is no assurance that future capital will be available to us, and additional capital will dilute the holdings of our stockholders.

         Our stockholders have no preemptive rights.  If we:

      1. commence a subsequent public or private offering of common stock, convertible debt, or preferred stock; or

      2. issue preferred stock or shares of common stock upon exercise of warrants to consultants or other parties providing goods or services to us in lieu of or in addition to cash consideration,

our stockholders, who may not participate in any future stock issuance, will experience dilution of their equity investment. At this time, we cannot determine the potential dilution to our stockholders.

         We cannot assure that additional financing will be available, or if available, that it will be available on terms favorable to our stockholders. If funds are not available to satisfy our short-term and long-term operating requirements, we may limit or suspend our operations in the entirety or, under certain circumstances, seek protection from creditors. We believe that future financing undertaken may contain terms that could result more substantial dilution than we now have, which would adversely affect our business.

         OXBORO MEDICAL INTERNATIONAL, INC. AND CONSOLIDATED SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         NINE MONTHS ENDED JUNE 30, 1999

Item 2.       Management's Discussion and Analysis

Our stock price may be materially affected by market volatility.

         The stock market has, from time to time, experienced significant price and volume fluctuations that have affected the market prices of companies similar to ours and these fluctuations often have been unrelated to the operating performance of such companies. Factors not directly related to our performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, may have an adverse impact on the market price of our common stock. In the past, following periods of volatility in the market price of a company's securities, securities class action claims have often been brought against that company. This litigation could result in substantial costs and a diversion of management's attention and resources.

We may be adversely affected by statutory anti-takeover provisions.

         As a Minnesota corporation, we are subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. The authority of the Board with regard to the anti-takeover provisions of the Act could have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for our common stock at a premium over the then prevailing market price, and may adversely affect the market price of, and the voting and other rights of the holders of our common stock. If we issue additional shares, whether for purposes of raising additional capital or otherwise, it could have the effect of making a takeover more difficult.

RISKS RELATED TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTY

Changes in government regulation of the products we sell may negatively affect our business.

         Our products are regulated by government agencies in the United States and foreign countries. In the United States, our products are regulated by the Food and Drug Administration. The FDA regulates, among other things, (1) the content of our products, (2) the product labels, (3) the claims in our product literature and advertising, and (4) the manufacture of the products. The FDA and other government agencies may in the future issue new regulations, or issue new interpretations of existing regulations, which affect the manufacture, marketing and sale of our products. Our operations may also be affected if Congress passes new legislation or if courts issue new rulings with respect to existing legislation. We can offer no assurance that we will not be adversely affected by new, or newly interpreted, regulatory requirements.

Item 5.  Other Information

NASDAQ LISTING REQUIREMENTS

Net tangible assets of Oxboro Medical were $1,627,963 as of June 30, 1999 or $372,037 below the minimum capital requirements for the Company's continued listing on the NASDAQ SmallCap System. The Company has received notice from NASDAQ that failure to meet the listing requirements by September 30, 1999 will result in the Company being delisted. The Company has submitted a plan that will attempt to bring its net tangible assets back over $2,000,000. The plan includes a stock rights offering planned for August 1999 to raise up to $1,200,000 in additional equity financing.

REVERSE STOCK SPLIT

Effective August 13, 1999, Oxboro Medical approved a 1-for-5 reverse stock split on its shares of Common Stock. The reverse split will reduce the number of authorized shares of capital stock from 10,000,000 shares to 2,000,000 shares and, based upon Common Stock outstanding at July 1, 1999, will reduce the number of outstanding shares of Common Stock of Oxboro Medical from 2,187,155 shares to approximately 437,431 shares.

RASMUSSON LICENSE

Oxboro Medical has been notified by a former officer of the Company, Larry Rasmusson, that the Company is currently in default of royalty agreements related to certain medical products and Mr. Rasmusson has taken the position that the rights to these medical products have reverted back to him. The Company believes that it is not in default and, moreover, that the agreements may be legally invalid. If necessary and appropriate, Oxboro Medical will seek to terminate the agreements or have them declared invalid or both. If, however, the royalty agreements are found valid and any resulting litigation is determined adversely to it, the Company may lose the right to manufacture and distribute products related to the royalty agreements. There could be a substantial negative impact on the Company's revenues and profits in such event until it located and acquired or developed alternative products.

Item 6. Exhibits and Reports on Form 8-K

              (a)  Exhibits
                  2.1 Purchase Agreement made as of the 30th day of June 1999 by and among Oxboro Medical International, Inc. and John McGuire, Stephen Kaminski and Charles Kruse.
                  2.2 Promissory Note dated as of the 30th day of June 1999.

                 99.1      The Company's Press Release dated June 24, 1999.
                 99.2      The Company's Press Release dated June 30, 1999.

              (b) Reports on Form 8-K

                   On July 8, 1999, the Company filed a Current Report on
              Form 8-K dated June 30, 1999, reporting under Item 2 the sale of Oxboro Outdoors, Inc. and under Item 7 the following unaudited pro forma financial information:

                    Pro Forma Consolidated Balance Sheet at March 31, 1999 Pro Forma Consolidated Statement of Operations for the 6 months ended March 31, 1999
                    Pro Forma Consolidated Statement of Operations for the year ended September 30, 1998



                                       SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 13, 1999                      OXBORO MEDICAL INTERNATIONAL, INC.


                                            By /s/ Matthew E. Bellin
                                            -----------------------------------

                                            Matthew E. Bellin
                                            Its President
                                            (Principal executive officer and
                                            principal financial officer)

                                  EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION

Exhibit 2.1 Agreement for Purchase and Sale of Stock, effective as of June 30, 1999, by and among Oxboro
              Medical International, Inc. and John McGuire,
              Stephen Kaminski and Charles Kruse

Exhibit 2.2 Promissory Note dated June 30, 1999 of John McGuire, Stephen Kaminski and Charles Kruse to Oxboro Medical International, Inc.

Exhibit 99.1  The Company's Press Release dated June 24, 1999

Exhibit 99.2  The Company's Press Release dated June 30, 1999