Form 10KSB
period 1999-09-30
OXBORO MEDICAL INTERNATIONAL INC
filed 1999-12-29
CIK 350557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 1999
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to
Commission File Number 0-18785

OXBORO MEDICAL INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Minnesota	41-1391803
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

13828 Lincoln Street N.E., Ham Lake, Minnesota 55304
(Address of Principal Executive Offices, including Zip Code)

(612) 755-9516
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.01 Per Share
(Title of Class)
One-year Warrants for Purchase of Common Stock
(Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    The issuer's revenues for its most recent fiscal year were $4,513,424.

    Based upon the closing price of the issuer's Common Stock as reported by The Nasdaq Small-Cap Stock Market, the aggregate market value of such Common Stock held by nonaffiliates of the issuer as of December 8, 1999, was approximately $2,898,187.

    The number of shares of the issuer's Common Stock outstanding at December 27, 1999 was 1,340,336 shares.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

    The information presented in this Annual Report on Form 10-KSB under "Business", "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe", "expect", "will", "can", "estimate", "anticipate" and similar expressions are intended to identify such forward-looking statements.

    Forward-looking statements involve risks and uncertainties, including those discussed under "Risk Factors", that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements.

Introduction

    Oxboro Medical International, Inc. (the "Company" or "Oxboro") was incorporated in Minnesota in 1978. The Company develops, assembles, and markets single-use medical and surgical products.

Principal Products

    Principal medical products produced and sold by Oxboro include vessel loops, clamp covers, instrument guards, suture aid booties and identification tape. The products are primarily used in the operating room and instrument reprocessing areas of the hospital.

    Raw materials and parts for the products are produced to Oxboro's specifications by various outside vendors. Oxboro uses a clean room facility to assemble, package, and inspect its sterilized products. The assembled products that are sold sterile are sent to an independent contract sterilizer, and samples are tested at an independent laboratory.

Product Distribution

    Medical products are marketed through Oxboro's telemarketing department directly to hospitals throughout the United States and Canada and through dealers and kit packaging companies domestically. International sales of medical products are made through distributors and accounted for approximately 8% of medical product sales during fiscal 1999 and 1998.

Sources Of Supply

    The raw materials used for the extruding, molding, and weaving of the Company's various products are readily available from multiple sources.

Patents, Trademarks, Licenses

    The Company has in the past pursued and will, from time to time, pursue registrations in patents, trademarks and licenses in connection with the marketing of its products. Other than certain trademarks and licenses obtained on behalf of Oxboro Outdoors, Inc., which were transferred with the sale of Outdoors on June 30, 1999, the Company filed one patent application in fiscal year 1999. Many of the products currently being marketed by the Company are not unique. Accordingly, the Company believes that the effect of patents on other than a few select products would be negligible. In the event the Company substantially develops and tests any new unique products, patent protection could be important; however, such protection may not be available. In the event the Company attempts to secure patents, it is likely to incur substantial costs in such attempts.

Competition

    The medical products market is extremely competitive. The Company believes that among its direct competitors are firms with substantially greater assets, marketing capability, and experience than the Company. In addition, such competitors are often able to offer lower prices than the Company and thus can limit the Company's penetration and market share. We believe that Oxboro has achieved a substantial portion of the markets in which it competes by offering a balance of competitive factors including selection, price, customer service, convenience, product quality, reliability and speed of order fulfillment. Our continued success will depend upon the ability of our sales and marketing program to implement and close sales. In addition, our principal executive officers and key personnel have extensive experience in sales of medical products.

Research and Development Expenditures

    In the fiscal years ended September 30, 1999 and 1998, the Company spent $13,478 and $13,486, respectively, for research and development, exclusive of personnel costs.

Government Regulation

    Because Oxboro manufactures and sells medical products, both the products and the manufacturing procedures are subject to regulation in the United States by the Food and Drug Administration and in the European Community by the Medical Device Directives. As a result, Oxboro is subject to extensive rules and regulations, compliance with which may require expenditure of material amounts. In addition, should Oxboro fail to comply with such regulations it would be subject to administrative and criminal actions, which could have a material adverse effect on the Company's business. The Company's operations may also be affected if Congress or the European Community passes new legislation or if courts issue new rulings with respect to existing legislation. Continued compliance with all regulatory requirements may require significant expenditures.

Employees

    As of September 30, 1999, Oxboro employed 42 full-time and 3 part-time employees.

    During fiscal 1998, the Company replaced its chief executive officer and chief financial officer and its sales manager. In February 1999, Matthew Bellin joined the Company as President, Chief Operating Officer and Chief Financial Officer. In July 1999, Jennifer Brown joined the Company as Director of Sales and Marketing. The Company has an interim Controller and is searching to fill its senior finance position.

Risks Related to Our Business

    The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

We have sustained losses in the past due to subsidiary operations

    We have incurred substantial losses in recent years that have depleted our working capital and reduced our stockholders' equity. Our business incurred a net loss of $947,692 for the fiscal year ended September 30, 1999 and $1,453,544 for the fiscal year ended September 30, 1998. These losses have resulted principally from expenses incurred in the development of our former subsidiary, Oxboro Outdoors, Inc. ("Oxboro Outdoors"), expenses due to payment of severance packages to our former officers in connection with related proxy litigation and a one-time medical inventory write down of approximately $240,000 in fiscal year 1999. On June 30, 1999, we completed the sale of Oxboro Outdoors. However, prior to the sale and as a result of losses in Oxboro Outdoors, we incurred significant operating losses. Although we have taken measures to increase our sales revenues and profit margins and expect to show further improvement as a result of the sale of Oxboro Outdoors, there can be no assurance that our core business will operate profitably in the future.

If we cannot maintain adequate operating capital and bank financing, our business will suffer

    Our business plan and financial needs are subject to change depending on, among other things, market conditions, business opportunities and cash flow from operations, if any. We currently have a $550,000 line of credit that expired on May 31, 1999 and for which we have negotiated an extension to March 31, 2000. There can be no assurance that this line of credit will be extended beyond March 31, 2000. As of September 30, 1999, we owed $145,313 on our line of credit. Subsequent to fiscal year end, we reduced the outstanding balance owed to $0. We expect to continue to borrow against this line of credit in the future. However, there can be no assurance that we will have sufficient resources in the future to fulfill our obligations in a timely manner under the current loan agreement. Failure to meet our loan obligations would have a material adverse effect on our business.

If we do not remain competitive in the markets we serve, our business will be adversely affected

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

We are dependent on our management and key personnel to succeed

    Our principal executive officers and key personnel have extensive experience in sales of medical products, which requires research and development efforts to bring our products to market. Our continued success also depends on the ability of our marketing and sales program to implement and close the sales. In addition, the loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel on acceptable terms, could impede the achievement of our business objectives and have a material adverse effect on our business.

The pricing strategies of our competitors and our response to those strategies may result in a decline in our revenues

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

If we do not prevail in a license dispute with a former officer, our revenues and profits could decline

    Larry A. Rasmusson, our former Chief Executive Officer and a former director of Oxboro, has notified us that he believes we are currently in default on exclusive license agreements that we executed with him relating to some of our medical products, including bulldogs, fabric ties, Radiopaque fabric clamp covers, bulk and fabric tape, loops, surgical booties, various types of instrument and specialty guards, a tape stripper, patient hangars and patient care holders. As a result, Mr. Rasmusson has taken the position that the rights to these medical products have reverted back to him. We believe we are not in default. If Mr. Rasmusson were to initiate a legal action to terminate such agreements, we would aggressively defend ourselves in such action and would challenge the validity of such agreements. In that event and if necessary and appropriate, we will seek to terminate such agreements and take whatever other actions may be appropriate, including commencing litigation, to terminate the agreements or have them declared invalid or both. If, however, the royalty agreements are found valid, and any resulting litigation is determined adversely to us, we may lose the right to manufacture and distribute products related to the royalty agreements. This would have a substantial negative impact on our revenues and profits until we were able to acquire or develop alternate products.

The success of competitive products could have an adverse effect on our business

    The medical products industry is intensely competitive and hospitals have a wide variety of product choices and technologies from which to choose. The success of any competing alternative product to those provided by Oxboro could have a material adverse effect on our business, financial condition and results of operations. We believe that our competitors include companies that have substantially greater financial capabilities for product development and marketing than we do and can therefore market their products or procedures to hospitals and the medical community in a more effective manner. In addition, companies having proprietary rights to the products we sell could choose to market their products directly to our customers and competitors selling the same or similar products may duplicate our marketing methods and reduce our ability to effectively sell our product lines. In either event, the impact on our business would be materially adverse due to these actions.

If we fail to acquire products or develop new products, our business will be adversely affected

    Some of our revenue is used to acquire product lines and develop new products and we are currently evaluating several product lines. Although the Company often evaluates new products to offer its customers, there can be no assurance that we will be able to acquire or successfully develop new products. Failure to do so would have a materially adverse effect on our business.

Fluctuations in our quarterly operating results may negatively affect our stock price

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

The failure of key suppliers and our reporting system to be Year 2000 compliant could negatively affect our business

    We may realize exposure and risk if the systems on which we are dependent to conduct our operations are not Year 2000 compliant. Our potential areas of exposure include products purchased from third parties, computers, software, telephone systems and other equipment used internally. If our present efforts to address Year 2000 compliance issues are not successful, or if distributors, suppliers and other third parties with whom we conduct business, which includes approximately 3,800 hospitals, do not successfully address these issues, we could be unable to receive, process, or ship orders to customers on a timely basis, which would have a material adverse effect our business.

    During 1999, the Company installed a new financial computer system that we believe is Year 2000 compliant. There can be no assurance, however, that the systems of other companies, on which our systems rely, will also be converted in a timely manner. Moreover, we cannot be certain that any such failure to convert by another company would not have a material adverse effect on our business, financial conditions or results of operations.

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

We depend upon third party suppliers

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

If a product we sell injures a user, we could be subject to a product liability exposure

    We sell medical products which may involve product liability risk. We carry general casualty insurance, including coverage for product liability claims up to $1 million per incident and $2 million aggregate per year. We also carry liability umbrella coverage of $3 million. However, there can be no assurance that this coverage will be adequate for any claims that may be raised. We are not aware of any pending product liability claims against us. However, a successful product liability suit could have a material adverse effect our business operations.

Shareholders who hold less than 100 shares may pay disproportionate commissions on sale of their shares

    Partially as a result of our 1-for-5 reverse stock split effected August 13, 1999, we have a number of shareholders who hold fewer than 100 shares. It is our understanding that the minimum unit for our Common Stock traded by broker dealers in the Nasdaq SmallCap Market is a round lot of 100 shares. Because of this, and the fact that a number of brokerage firms have minimum commission amounts, shareholders holding fewer than 100 shares of our Common Stock might pay a disproportionately high level of commissions upon sale of their shares.

There is no assurance that future capital will be available to us, and additional capital will dilute the holdings of our stockholders

    Our shareholders have no preemptive rights. If we:

    1.
    commence a subsequent public or private offering of common stock, convertible debt, or preferred stock; or

    2.
    issue preferred stock or shares of common stock upon exercise of warrants to consultants or other parties providing goods or services to us in lieu of or in addition to cash consideration,

our shareholders, who may not participate in any future stock issuance, will experience dilution of their equity investment. At this time, we cannot determine the potential dilution to our shareholders.

    We cannot assure that additional financing will be available, or if available, that it will be available on terms favorable to our shareholders. If funds are not available to satisfy our short-term and long-term operating requirements, we may limit or suspend our operations in the entirety or, under certain circumstances, seek protection from creditors. We believe that future financing undertaken may contain terms that could result in more substantial dilution than we now have, which would adversely affect our business.

Our stock price may be materially affected by market volatility

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

We may be adversely affected by statutory anti-takeover provisions

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

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's office, manufacturing, and warehouse facilities are located in a 30,000 square foot building on 2.41 acres in Ham Lake, a suburb of Minneapolis, Minnesota. The building is approximately 9 years old. See Note D of Notes to Consolidated Financial Statements (included in Item 7 hereof) regarding the terms of a mortgage on the property.

ITEM 3. LEGAL PROCEEDINGS

    No disclosure is required under this Item. See "Agreements with Larry A. Rasmusson" at Item 12 herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of the fiscal year ended September 30, 1999, no matter was submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on The Nasdaq SmallCap Market. The following table sets forth the quarterly high and low prices for the Company's Common Stock for each quarter of the past two fiscal years as reported by Nasdaq. Such quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not represent actual transactions. All prices have been adjusted to reflect the Company's 1-for-5 reverse stock split effected August 13, 1999.

	HIGH	LOW

Fiscal 1999
First Quarter	$ 9 3/8	$ 5
Second Quarter	7 1/2	5 5/16
Third Quarter	6 7/8	3 3/4
Fourth Quarter	5 15/16	2 3/8
Fiscal 1998
First Quarter	$ 6 13/32	$ 4 11/16
Second Quarter	11 1/4	5 15/32
Third Quarter	9 27/32	6 1/4
Fourth Quarter	9 3/8	5

    As of December 8, 1999, there were approximately 515 holders of record of Common Stock and 56 registered holders of Warrants for purchase of Common Stock of the Company. The Company has paid no cash dividends on its Common Stock.

Recent Sales of Unregistered Securities

    No unregistered equity securities were sold by the Company during the reporting period covered by this annual report. The Company's equity securities include 445,412 warrants registered with the Securities and Exchange Commission on a Form S-3 Registration Statement effective September 1, 1999 and issued in connection with the Company's rights offering completed on November 30, 1999. The warrants expire one year from the date of issuance. Each warrant is immediately exercisable for one share of Common Stock of the Company at an exercise price of $2.75. The warrants are not presently traded on a national exchange.

Securities Issued in Rights Offering

    On September 1, 1999, the SEC declared effective the Company's Registration Statement on Form S-3 (File No. 333-83469) relating to its rights offering to shareholders of record at August 20, 1999. The Company registered 890,824 shares of Common Stock and 445,412 warrants for purchase of Common Stock in the offering. For each share held at August 20, 1999, shareholders of the Company were entitled to purchase two shares of Common Stock and one warrant immediately exercisable for purchase of one share of Common Stock at a purchase price of $2.50. The exercise price of the warrants is $2.75. The rights offering terminated on November 30, 1999. On December 3, 1999, the Company consummated the sale of 890,824 shares of its Common Stock and 445,412 warrants immediately exercisable for Common Stock pursuant to the offering, resulting in gross proceeds of $1,113,530, plus $11,275 paid on exercise of 4,100 warrants for purchase of an additional 4,100 shares of Common Stock.

Compliance with Nasdaq Requirements

    During fiscal year 1999, the Company was notified that it had failed to meet the Nasdaq minimum net tangible asset and market capitalization requirements for continued listing on the Nasdaq SmallCap Market. The Company responded with a plan of compliance that included the sale of its subsidiary, Oxboro Outdoors, Inc., a 1-for-5 reverse stock split and a rights offering extended to shareholders of record of the Company at August 20, 1999. By letter dated October 19, 1999, Nasdaq notified the Company that it had demonstrated compliance with the Nasdaq net tangible asset and market capitalization requirements for continued listing on the SmallCap Market.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

    On June 30, 1999, the Company sold its wholly-owned subsidiary, Oxboro Outdoors, Inc., for $385,000 in cash, a 9% promissory note of $265,000, subject to certain adjustments, and the assumption of liabilities of approximately $87,000. Because the final sale price was subject to certain adjustments, the Company established a reserve and as a result, reported a third quarter loss on the sale of $102,045. At the end of the fiscal year ended September 30, 1999, the final sale price of Oxboro Outdoors was agreed upon, thereby eliminating the need for the reserve. This resulted in a gain from discontinued operations of $105,000 in the fourth quarter. The Company received a $175,000 payment on the promissory note in October 1999, with the remaining balance of $70,000 plus interest due December 31, 1999.

    Net sales of medical and surgical products for the Company were $4,513,424 in fiscal 1999 compared to $4,450,597 in fiscal 1998, an increase of approximately 1.4% due to a slight increase in units sold. Competition and the greater emphasis on controlling costs in the health care industry represent ongoing challenges to the Company.

    Gross margin on net sales of medical and surgical products was 61.4% in fiscal 1999 compared to 67.3% in fiscal year 1998. The decrease in gross margin percentage is primarily due to inventory write off adjustments and higher labor costs in fiscal year 1999.

    During fiscal 1999, selling, general and administrative ("SG&A") expenses decreased by 15.5%, or $471,159 as compared to fiscal 1998. For fiscal year 1999, SG&A expenses represented approximately 56.7% as a percentage of sales. The decrease in SG&A expenses is primarily due to personnel reductions and a one-time severance charge incurred in fiscal 1998 of $485,000 in connection with the termination of Larry Rasmusson as chief executive officer and chief financial officer. The Company's interest expenses increased by approximately $57,586 as a result of higher average borrowings on its line of credit.

    In fiscal 1999, the Company earned $74,074 from continuing operations as compared to a loss of $81,157 from continuing operations in fiscal 1998.

Liquidity and Capital Resources

    As of September 30, 1999, the Company had working capital of $1,515,848 as compared to $525,717 at September 30, 1998. Also, at September 30, 1999, the Company had $427,944 in long-term debt and $303,160 in cash and cash equivalents.

    During the next eleven months, the Company will be required to pay a total of approximately $277,000 to Larry Rasmusson. The payments, consisting of approximately $75,000 in connection with a non-competition agreement and $20,208 per month pursuant to a severance agreement, are non-recurring expenses that will continue until August 2000.

    During the year ended September 30, 1999, the Company provided $9,293 net cash from operating activities primarily as a result of income from continuing operations and changes in working capital components.

    The Company generated $190,102 in net cash from investing activities during the fiscal year ended September 30, 1999, primarily due to the sale of its subsidiary, Oxboro Outdoors, Inc.

    During the fiscal year ended September 30, 1999, net cash provided by financing activities was $32,640, resulting from decreased borrowings on the Company's line of credit and $200,000 borrowed against the cash surrender value of an officer's life insurance policy. The Company has a line of credit facility, pursuant to which it can borrow up to $550,000 subject to certain terms and conditions related to the Company's financial performance. Outstanding balances are subject to an annual interest rate of 0.5% over the bank's prime rate (9.25% at September 30, 1999) and are secured by all of the Company's assets. As of September 30, 1999, the amount outstanding was $145,313. Subsequent to September 30, 1999, the outstanding balance was decreased to $0. This credit facility expires in March 2000 and the Company intends to replace the credit facility with a similar agreement prior to that time, although no such agreement is presently in place.

    As described above, on September 1, 1999, the Company effected a rights offering made to shareholders of record at August 20, 1999.

    During fiscal year 2000, the Company currently expects to spend approximately $100,000 on capital improvements.

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

    During 1999 the Company replaced most of its computer systems with new hardware and software. It is the Company's belief that all critical computer systems and equipment with embedded systems are Y2K compliant. The Company has not yet determined whether the entities with which it does business will be Year 2000 compliant. The Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner, including contacting entities with whom the Company conducts business to determine their readiness. The Company plans to complete its assessments as soon as reasonably possible. Thus far, the Company's expenditures for Year 2000 compliance have been minimal. If Year 2000 modifications are not properly completed either by the Company or any entities with whom the Company conducts business, which include approximately 3800 hospitals, the Company could be unable to receive, process, or ship orders to customers on a timely basis, if at all. In such case, the Company's revenues and financial condition could be adversely impacted. At this stage, the Company has not developed a contingency plan.

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    No disclosure is required under this item.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table provides information about the Company's directors and executive officers:

Name	Age	Position	Director Since

Matthew E. Bellin	43	President, Chief Operating Officer and Chief Financial Officer	N/A
Robert S. Garin(1)	57	Secretary and Director	1997
Gary W. Copperud(2)	41	Director	1998
Kenneth W. Brimmer(2), (4)	44	Director	1998
John E. Sayer(3),(4)	51	Director	1998

(1)
Class I Director, term expires 2000.

(2)
Class II Director, term expires 2001.

(3)
Class III Director, term expires 2002.

(4)
Member of the Audit Committee

    Matthew E. Bellin.  Mr. Bellin was appointed as President and Chief Operating Officer and Chief Financial Officer of the Company in February 1999. He had previously served as President of Medical Internet Communications, Inc. ("MEDICOM"), an internet services company, from 1995 until the sale of MEDICOM in 1998. From 1993 to 1995, Mr. Bellin served as President of O.R. Concepts, Inc., a manufacturer and marketer of products for minimally invasive surgical procedures. From 1982 until 1993, Mr. Bellin served as Vice President and Chief Operating Officer of Biomedical Dynamics Corporation, a developer and marketer of disposable medical products designed for the anesthesia and critical care markets.

    Robert S. Garin.  (Class I Director). Mr Garin has been Secretary and a Director of the Company since January 1997. From 1995 until 1999, he was Vice President of Human Resources at Angeion Corporation, a medical device company located in Minneapolis, Minnesota. In October 1996, Mr. Garin was elected to the Board of Directors of Angeion GmbH, and in December 1995, he was elected to the Board of Directors of Angeion Europe Ltd. Prior to joining Angeion in 1995, Mr. served as a management consultant to Angeion. Mr. Garin is a partner in Garin & Associates, a management and human resources consulting firm.

    Gary W. Copperud.  (Class II Director). Mr Copperud has been a director of the Company since February 1998. He has been president/general manager of CMM Properties, LLC, an investment company located in Fort Collins, Colorado, with holdings in real estate and stocks, since 1993. Prior to that, Mr. Copperud was self-employed in the fields of securities and real estate investment and real estate development.

    Kenneth W. Brimmer.  (Class II Director). Mr. Brimmer has been a director of the Company since February 1998. He has been president and secretary since 1997, a director since 1996, and treasurer since 1995 of Rainforest Cafe, Inc. From October to December 1997, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor, as Special Assistant to the chairman and chief executive officer. Mr. Brimmer is also a director of New Horizons Kids Quest, Inc. and Hypertension Diagnostics, Inc.

    John E. Sayer.  (Class III Director). Mr. Sayer has been a director of the Company since February 1998. He is currently Vice President and a director of Power Process Equipment, Inc., an industrial coating, pump packing, parts and mechanical seals and process control equipment sales and service company located in Eden Prairie, Minnesota. Mr. Sayer has been an owner, officer and director of Power Process Equipment, Inc. since October 1974.

    The Company's Articles of Incorporation and Bylaws provide: (a) the Board of Directors is classified into three classes, each of which member would serve (after a transitional period) for a staggered three-year term; (5) directors may be removed for cause with the vote of the holders of a majority of the then outstanding shares entitled to vote or other than for cause with the vote of the holders of at least 75% of the combined voting power of the then outstanding shares of stock entitled to vote generally in the election of directors, voting together as a single class; (c) any new director elected to fill a vacancy on the Board shall serve for the remainder of the full term of the class in which the vacancy occurred rather than until the next meeting of shareholders; and (d) require a 75% shareholder vote requirement to alter, amend or repeal the foregoing provisions of the Articles or Bylaws. Such classification will make it more difficult to change the members of the Board of Directors or to effect a takeover of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

    Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders (insiders) of the Company are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in the Company's Common Stock. To the Company's knowledge, all insiders of the Company made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 1999.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth the aggregate compensation for the years indicated for the Company's executive officers who received salary and bonus in excess of $100,000.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards Securities Underlying Options
Name and Principal Position	Fiscal Year Ended September 30					All Other Compensation
		Salary	Bonus

Matthew E. Bellin(1) President, Chief Operating Officer and Chief Financial Officer	1999 1998 1997	$61,539 — —		— — —	— — —	— — —
Larry A. Rasmusson(2) Former Chief Executive Officer and Chief Financial Officer	1999 1998 1997	— 263,388 262,975	$	— — 130,000	— — —	— 93,604 92,579	(3)
Christopher Turnbull(4) Former Interim Chief Executive Officer	1999 1998 1997	16,000 24,000 —		— — —	— — —	— — —
Andrew Isle(5) Former President of Oxboro Outdoors, Inc.	1999 1998 1997	49,700 18,859 —		— — —	— — —	— — —

(1)
Mr. Bellin became President and Chief Operating Officer and Chief Financial Officer on February 15, 1999.

(2)
Mr. Rasmusson resigned as Chief Executive Officer and Chief Financial Officer effective September 1, 1998. See "Agreements with Larry A. Rasmusson" for information regarding his severance and other compensation.

(3)
All other compensation for Mr. Rasmusson for fiscal year 1998 includes $56,045 of premiums paid on a split dollar life insurance policy and $37,559 in royalties. See "Agreements with Larry A. Rasmusson."

(4)
Mr. Turnbull was hired as interim president of the Company effective September 8, 1998 on a part-time basis and resigned in February 1999.

(5)
Mr. Isle served as President of Oxboro Outdoors, Inc., a wholly-owned subsidiary of the Company, from September 1998 until the sale of Oxboro Outdoors at June 30, 1999.

    The following table provides information about each stock option grant made during the fiscal year ended September 30, 1999 to the named executive officers. All share amounts and share prices reflect a 1-for-5 reverse stock split effected by the Company on August 13, 1999.

Option Grants In Fiscal Year 1999

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per ($/Share)	Market Price on Date of Grant	Expiration Date

Matthew E. Bellin	20,000	47%	$7.50	$7.50	02/15/09
Larry A. Rasmusson(1)	0	0	—	—	—
Christopher Turnbull(1)	200.04%		$7.50	$5.00	10/01/03
	200.04%		$7.50	$8.75	11/01/03
	200.04%		$7.50	$7.80	12/01/03
	200.04%		$7.50	$5.30	01/01/04
	200.04%		$7.50	$6.40	02/01/04
Andrew Isle(2)	0	0	—	—	—

(1)
Former officer of the Company.

(2)
Former officer of Oxboro Outdoors, Inc.

    The following table summarizes stock option exercises during the fiscal year ended September 30, 1999 and the total number of options held at the end of fiscal year 1999 by the named executive officers.

Aggregated Option Exercises in Fiscal Year 1999 and
Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options at September 30, 1999		Value of Unexercised In-the-Money Options at September 30, 1999
Name	Shares Acquired on Exercise(1)	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable

Matthew E. Bellin	0	0	0	20,000	$0	$0

(1)
There were no option exercises by officers and former officers of the Company in fiscal year 1999.

Employment Agreements

    On February 10, 1999, Matthew Bellin entered into a letter agreement with the Company to serve as its President, Chief Operating Officer and interim Chief Financial Officer. Pursuant to the letter agreement, Mr. Bellin would be paid an annual salary of $100,000 per year plus 20% of such salary upon the achievement of mutually agreed upon objectives. After 30 days of employment, Mr. Bellin was entitled to Company benefits customary to the office of President. In addition, Mr. Bellin received an option to purchase 20,000 shares of Common Stock of the Company (as adjusted to reflect the Company's 1-for-5 reverse stock split, effective August 13, 1999), at an exercise price of $7.50 per share, vesting with respect to 4,000 shares (adjusted for the reverse split) annually. As a condition of his employment, Mr. Bellin also executed an Employee Noncompetition and Confidentiality Agreement with the Company under which he agreed not to engage in activities (described in the Agreement) hostile or adverse to the Company or Oxboro Outdoors, Inc. or that would interfere with his exercise of independent judgment in the Company's best interests. The Agreement prohibits Mr. Bellin from disclosing or using proprietary information, as described in the Agreement, relating to the Company or Oxboro Outdoors. Under the terms of the Agreement, for a period of one year after termination of the Agreement, Mr. Bellin is prohibited from engaging in activities that are competitive to the Company or Oxboro Outdoors (as described in the Agreement) or from attempting to employ any Company or Outdoors employee or persuading such person to terminate employment with the Company or Oxboro Outdoors. Mr. Bellin's annual salary was increased to $120,000 effective October 1, 1999.

Outside Director Compensation

    Each director of the Company who is not an employee receives $1,000 per quarter and the Chairman of the Board receives $1,250 per quarter. The aggregate fees paid to non-management directors for services rendered for the years ended September 30, 1999 and 1998 were approximately $19,000 and $32,250, respectively. On April 20, 1999, the Company granted immediately exercisable options to Kenneth W. Brimmer, John E. Sayer and Gary W. Copperud, each for purchase of 4,000 shares at a purchase price of $5.00 per share. The Company also granted an immediately exercisable option to Robert S. Garin to purchase 1,000 shares of Common Stock at a purchase price of $5.00 per share.

Compensation Paid to Former Directors

    A former director of the Company, Dennis Mikkelson, was paid approximately $18,000 and $64,000 during the fiscal years ended September 30, 1999 and 1998, respectively, for general business consulting and for development and enhancement of the Company's computer capabilities. A former director, John Walter, received approximately $10,000 in commissions from the sale of insurance policies to the Company during each of the years ended September 30, 1999 and 1998. A former director, R. J. Fritz, was paid $10,333 for his services as a director during fiscal year 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table presents, as of December 1, 1999, certain information regarding beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 13828 Lincoln Street N.E., Ham Lake, MN 55304.

Name of Beneficial Owner	Shares Beneficially Owned(1)		Percentage Beneficially Owned
Matthew E. Bellin(2) 13828 Lincoln Street N.E. Ham Lake, Minnesota 55304	19,066	(2)	1.4%
Robert S. Garin(3) 17553 Eidelweiss Street NW Andover, Minnesota 55304	9,000	(3)	*
CMM Properties LLC c/o Gary W. Copperud 1234 Trapper's Point Fort Collins, Colorado 80524	449,285	(4)	30.6%
Kenneth W. Brimmer 720 South Fifth Street Hopkins, Minnesota 55343	256,096	(5)	18.1%
John E. Sayer Power Process Equipment, Inc. 7630 Commerce Way Eden Prairie Minnesota 55344	12,800	(6)	*
Larry A. Rasmusson 1485—139th Lane, N.W. Andover, Minnesota 55304	69,100	(7)	5.1%
All Officers and Directors as a Group (5 persons)	746,247	(8)	47.7%

*
Denotes less than 1% ownership.

(1)
Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options or warrants for computing such person's percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)
Includes 13,544 shares of Common Stock as to which Mr. Bellin has shared voting and dispositive power with his wife; also includes one-year warrants immediately exercisable for 5,522 shares of Common Stock.

(3)
Includes 9,000 shares issuable upon exercise of currently exercisable option.

(4)
Includes one-year warrants immediately exercisable for 129,879 shares of Common Stock of the Company.

(5)
Includes 70,000 shares of Common Stock as to which Mr. Brimmer has shared voting and dispositive power and 22,000 shares beneficially owned by his wife; also includes one-year warrants immediately exercisable for 74,032 shares of Common Stock (48,032 owned by Mr. Brimmer and 26,000 owned by his wife).

(6)
Includes 4,000 shares of Common Stock issuable upon exercise of a currently exercisable option and one-year warrants immediately exercisable for 2,200 shares of Common Stock of the Company.

(7)
Based upon information most recently available to the Company; includes 2,173 shares allocated to Mr. Rasmusson under the Employee Stock Ownership Plan and 24,072 shares issuable upon exercise of currently exercisable options.

(8)
Includes 224,633 shares issuable upon exercise of currently exercisable warrants and options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Larry A. Rasmusson

    Employment Agreements.  During fiscal 1994, the Company entered into an employment agreement with Larry A. Rasmusson, former Chief Executive Officer and Chief Financial Officer, whereby he was paid an annual salary determined each fiscal year, a bonus, the amount of which was based upon achievement by the Company of certain financial goals, and other benefits. Effective September 1, 1998, the Company and Mr. Rasmusson entered into a Mutual Release & Noncompetition Agreement (the "Mutual Release & Noncompetition Agreement") that provided for the termination of Mr. Rasmusson's employment agreement in consideration of payment of $150,000 over 24 months, the amendment of his consulting agreement with the Company, the surrender of 510,000 shares of Common Stock to the Company, an amendment to an exclusive license and royalty agreement between Mr. Rasmusson and Oxboro Outdoors, Inc., the rescission of the exercise of options for 220,364 shares of Common Stock of the Company, and a mutual release of claims.

    License Agreements.  Pursuant to an exclusive license agreement, Mr. Rasmusson, as licensor, granted the Company, as licensee, the exclusive right to make, use, and sell certain medical products and to receive information and assistance from Mr. Rasmusson to make, use and sell the products. Mr. Rasmusson is to receive royalties in the amount of 4% of the "net sales price" (as defined) of all licensed products sold. Royalties continue for the life of the product. If at any time a product covered by the agreement is no longer sold by the Company (defined as a reduction by 50% in sales from the previous calendar year), the license will no longer be exclusive as to that product. The agreement contains a provision for increasing the royalty amount if royalty rates paid by the Company to others for similar products are higher than 4%. The agreement also provides that upon the termination of the employment of a former officer, the royalty will be increased from 4% to 6% on certain products, and Mr. Rasmusson and the former officer will each receive royalties of 3% on sales of such products. During fiscal 1999, 1998 and 1997, Mr. Rasmusson earned $40,881, $37,559 and $32,454, respectively, in royalties under this agreement.

    The Company has been notified by Mr. Rasmusson that it is currently in default of royalty agreements related to certain medical products. Mr. Rasmusson has taken the position that the rights to these medical products have reverted back to him. The Company believes that it is not in default. If Mr. Rasmusson were to initiate a legal action to terminate such agreements, the Company would aggressively defend itself in such action and would challenge the validity of such agreements. In that event and if necessary and appropriate, the Company will seek to terminate the agreements or have them declared invalid or both. If, however, the royalty agreements are found valid and any resulting litigation is determined adversely to it, the Company may lose the right to manufacture and distribute products related to the royalty agreements. There could be a substantial negative impact on the Company's revenues and profits in such event until it located and acquired or developed alternative products.

    Oxboro Outdoors, Inc. ("Oxboro Outdoors") entered into an exclusive license and royalty agreement with Mr. Rasmusson pursuant to which Mr. Rasmusson, as licensor, granted Oxboro Outdoors, as licensee, the exclusive right to make, use, and sell certain outdoor recreational products and to receive information and assistance from Mr. Rasmusson to make, use and sell the products. Pursuant to the terms of the Royalty Agreement, advance royalties of $229,241 were paid, by the Company to Mr. Rasmusson and as of June 30, 1999, royalties of $182,201 had been credited against advances paid to Mr. Rasmusson for products sold. The Company's payment obligations terminated with the sale of Oxboro Outdoors on June 30, 1999.

    Consulting Agreements.  During fiscal 1996, the Company entered into a consulting agreement with Mr. Rasmusson whereby he would be paid an annual consulting fee of $150,000 for a period of five years commencing upon his retirement. Effective September 1, 1998, the Company and Mr. Rasmusson amended the consulting agreement, as part of the Mutual Release & Noncompetition Agreement, to reduce the term of the consulting agreement to 24 months, beginning September 1, 1998 and terminating August 31, 2000, and reduced the compensation payable under the consulting agreement to $485,000 payable in 24 equal monthly installments of $20,208.

    Split Dollar Insurance.  The Company adopted split dollar life insurance plans for the benefit of Mr. Rasmusson. Prior to September 1, 1998 and under the terms of Mr. Rasmusson's plan, the Company paid the annual premiums on two $500,000 insurance policies (the "Policies") on his life. The Policies are whole life policies on which all premiums were paid by the Company and income is imputed to the insured in an amount equal to the term rate for his insurance as established by the insurer. The Policies are owned by Mr. Rasmusson. The plan was designed so that the Company will recover all premium payments, interest, and advances made by it on account of the Policies. The Company's interest in the premium payments, interest, and advances made with respect to the Policies are secured by a collateral assignment of the Policies. Upon the death of Mr. Rasmusson, the Company will be reimbursed from the insurance proceeds paid to the beneficiaries in an amount equal to the total premiums, interest, and advances made by the Company with respect to the Policies. In the event the Policies are surrendered for their cash surrender value at some date in the future, the Company will be reimbursed for the premiums it has paid on the Policies, plus interest. Premiums paid in fiscal 1999, 1998 and 1997 on behalf of Mr. Rasmusson totaled $47,095, $56,045 and $55,573, respectively. Effective September 1, 1998, pursuant to the terms of the Mutual Release & Noncompetition Agreement, the two Policies will be maintained by the Company so long as Mr. Rasmusson pays and maintains his portion of the monthly premiums on said Policies in a timely manner. If the Company fails to maintain payments or terminates either or both of said Policies or if the Policies cancel or terminate for any reason other than Mr. Rasmusson's death, Mr. Rasmusson shall receive all of the cash value and/or termination value. Upon Mr. Rasmusson's death, the benefits under the Policies are to be paid out according to their terms.

Exercise of Stock Options

    The Company was notified by the Nasdaq Stock Market in May 1999 that it failed to meet the minimum net tangible asset requirement for continued listing on the Nasdaq SmallCap Stock Market. The Company proposed a compliance plan to Nasdaq, which included a rights offering to its shareholders of record at August 20, 1999. For each share held, shareholders were entitled to receive the right to purchase two shares of Common Stock and one immediately exercisable warrant for purchase of Common Stock of the Company for a purchase price of $2.50 per right. In connection with the compliance plan and the rights offering, Kenneth W. Brimmer and Gary W. Copperud, directors of the Company, agreed to purchase shares sufficient to ensure that the Company would meet the Nasdaq net tangible asset requirement following the offering. Pursuant to this agreement, Messrs. Copperud and Brimmer each exercised options to purchase 4,000 shares of Common Stock at an exercise price of $5.00 per share for a purchase price of $20,000 each on exercise of their respective options.

    Effective January 15, 1998, John R. Walter, a director of the Company, exercised options to purchase 40,000 (8,000 post-split) shares of the Company's Common Stock for an aggregate purchase price of $43,200. Mr. Walter paid the exercise price by delivery of a nonrecourse promissory note that provided for payment of the principal in five equal annual installments, commencing in January 1999, together with all interest accrued and unpaid as of the date of payment, and interest at an annual rate of 6%. The shares purchased were pledged as security for the notes. In January 1999, Mr. Walter entered into an agreement with the Company whereby he returned 29,000 (5,800 post-split) shares to the Company in consideration of the cancellation of the promissory note and all accrued interest.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

    The following Exhibits are included with this annual report on Form 10-KSB pursuant to Item 601 of Regulation S-B:

Exhibit Number	Description

2.1	Agreement for Purchase and Sale of Stock, effective June 30, 1999, by and between the Company and John McGuire, Stephen Kaminski and Charles Kruse (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999 as filed with the Securities and Exchange Commission (the "Commission") on August 13, 1999 (the "June 1999 Form 10-QSB")).
2.2
Promissory Note dated June 30, 1999, issued to the Company by John McGuire, Stephen Kaminski and Charles Kruse, in the principal amount of $265,000 (incorporated by reference to Exhibit 2.2 to the Company's June 1999 Form 10-KSB).
3.1	Articles of Incorporation of the Company, as amended effective August 13, 1999 (incorporated by reference to Exhibit 3.1 to the 1999 Form S-3.
3.2
Amended and Restated Bylaws effective February 23, 1995 (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998 (the "1998 Form 10-KSB")).
4.1
Registration Statement of the Company on Form S-3 [File No. 333-83469], as amended by Pre-Effective Amendment No. 1 and declared effective by the Commission on September 1, 1999, including Prospectus dated September 1, 1999 and Prospectus Supplement filed with the Commission on October 5, 1999 (the "1999 Form S-3").
4.2	Form of Rights Subscription Certificate (incorporated by reference to Exhibit 4(a) to the 1999 Form S-3.
4.3	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(b) to the 1999 Form S-3).
4.4	Warrant Agreement between the Company and Norwest Bank Minnesota, N.A. dated September 30, 1999 with respect to the rights offering.
4.5	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4(e) to the 1999 Form S-3.
10.1*
Transfer of Technology Agreement by and between Project Heart Limited Partnership and LexTen, Inc., effective September 30, 1997 (incorporated by reference to Exhibit 10.1 to the Company's 1998 Form 10-KSB).
10.2*	Termination of Stock Award Agreement effective September 30, 1997, between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-KSB).
10.3(a)*	Exclusive License Agreement between the Company and Larry Rasmusson dated April 1, 1990 (the "Exclusive License Agreement")(incorporated by reference to Exhibit 10.3(a) to the 1998 Form 10-KSB).
10.3(b)*	First Amendment to Exclusive License Agreement effective November 8, 1995 (incorporated by reference to Exhibit 10.3(b) to the 1998 Form 10-KSB).
10.3(c)*	Second Amendment to Exclusive License Agreement effective September 1, 1998 (incorporated by reference to Exhibit 10.3(c) to the 1998 Form 10-KSB).
10.4(a)*	Employment Agreement between the Company and Larry A. Rasmusson dated April 1, 1993 (incorporated by reference to Exhibit 10.4(a) to the 1998 Form 10-KSB).
10.4(b)*	First Amendment to Employment Agreement effective December 21, 1993 (incorporated by reference to Exhibit 10.4(b) to the 1998 Form 10-KSB).
10.4(c)*	Second Amendment to Employment Agreement effective October 1, 1997 (incorporated by reference to Exhibit 10.4(c) to the 1998 Form 10-KSB).
10.4(d)*	Third Amendment to Employment Agreement effective February 25, 1998 (incorporated by reference to Exhibit 10.4(d) to the 1998 Form 10-KSB).
10.5(a)*
Exclusive License and Royalty Agreement between Oxboro Outdoors, Inc. and Larry Rasmusson dated April 17, 1993 the ("Exclusive License and Royalty Agreement")(incorporated by reference to Exhibit 10.5(a) to the 1998 Form 10-KSB).
10.5(b)*	First Amendment to Exclusive License and Royalty Agreement effective December 21, 1993 (incorporated by reference to Exhibit 10.5(b) to the 1998 Form 10-KSB).
10.5(c)*	Second Amendment to Exclusive License and Royalty Agreement effective November 8, 1995 (incorporated by reference to Exhibit 10.5(c) to the 1998 Form 10-KSB).
10.5(d)*	Third Amendment to Exclusive License and Royalty Agreement effective February 25, 1998 (incorporated by reference to Exhibit 10.5(d) to the 1998 Form 10-KSB).
10.5(e)*	Fourth Amendment to Exclusive License and Royalty Agreement, effective as of the 1st day of September, 1998 (incorporated by reference to Exhibit 10.5(e) to the 1998 Form 10-KSB).
10.6(a)*	Consulting Agreement effective November 1, 1995, by and between the Company and Larry A. Rasmusson (the "Consulting Agreement") (incorporated by reference to Exhibit 10.6(a) to the 1998 Form 10-KSB).
10.6(b)*	First Amendment to the Consulting Agreement effective October 1, 1997 (incorporated by reference to Exhibit 10.6(b) to the 1998 Form 10-KSB).
10.6(c)*	Second Amendment to the Consulting Agreement effective September 1, 1998 (incorporated by reference to Exhibit 10.6(c) to the 1998 Form 10-KSB).
10.7(a)*	Stock Option Agreement effective August 17, 1995, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.7(a) to the 1998 Form 10-KSB).
10.7(b)*
Stock Option Exercise and Loan Agreement for the Purchase of 20,536 shares of Common Stock of the Company, between Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(b) to the 1998 Form 10-KSB) .
10.7(c)*	Secured Promissory Note in the amount of $30,546 to Company from Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(c) to the 1998 Form 10-KSB).
10.7(d)*	Instruments Security Agreement between Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(d) to the 1998 Form 10-KSB).
10.7(e)*
First Amendment to August 17, 1995 Stock Option Agreement by and between the Company and Larry A. Rasmusson effective September 1, 1998 (incorporated by reference to Exhibit 10.7(e) to the 1998 Form 10-KSB).
10.8(a)*	Current Stock Option Agreement effective October 1, 1997, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.8(a) to the 1998 Form 10-KSB).
10.8(b)*	Deferred Stock Option Agreement effective October 1, 1997, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.8(b) to the 1998 Form 10-KSB).
10.8(c)*
Stock Option Exercise and Loan Agreement for the purchase of 200,000 shares of Common Stock of the Company, between the Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(c) to the 1998 Form 10-KSB) .
10.8(d)*	Secured Promissory Note in the Amount of $200,000 to Company from Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(d) to the 1998 Form 10-KSB).
10.8(e)*	Instruments Security Agreement between the Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(e) to the 1998 Form 10-KSB).
10.8(f)*
First Amendment to October 1, 1997 Current Stock Option Agreement by an dbetween the Company and Larry A. Rasmusson effective September 1, 1998 (incorporated by reference to Exhibit 10.8(f) to the 1998 Form 10-KSB).
10.9*	Mutual Release and Noncompetition Agreement by and between Larry A. Rasmusson and the Company effective September 1, 1998 (incorporated by reference to Exhibit 10.9 to the 1998 Form 10-KSB).
10.10*	Product Development and Incentive Agreement effective November 8, 1995, be and between the Company and Harley Haase (incorporated by reference to Exhibit 10.10 to the 1998 Form 10-KSB).
10.11*
Royalty Sharing Agreement effective November 21, 1995, by and between the Company, Oxboro Outdoors, Inc., Larry A. Rasmusson and Harley Haase (incorporated by reference to Exhibit 10.11 to the 1998 Form 10-KSB).
10.12*	Settlement Agreement and Mutual Release of Claims by and between Harley Haase and the Company dated June 13, 1997 (incorporated by reference to Exhibit 10.12 to the 1998 Form 10-KSB).
10.13(a)*
Stock Option Exercise and Loan Agreement for the purchase of 40,000 shares of Common Stock of the Company between the Company and Dennis L. Mikkelson dated January 15, 1998 (incorporated by reference to Exhibit 10.13(a) to the 1998 Form 10-KSB) .
10.13(b)*	Secured Promissory Note in the amount of $45,000 to the Company from Dennis L. Mikkelson dated January 15, 1998 (incorporated by reference to Exhibit 10.13(b) to the 1998 Form 10-KSB).
10.13(c)*	Instruments and Security Agreement between the Company and Dennis L. Mikkelson dated January 15, 1998 (incorporated by reference to Exhibit 10.13(c) to the 1998 Form 10-KSB).
10.14(a)*	Stock Option Agreement effective June 19, 1997 by and between the Company and John Walter (incorporated by reference to Exhibit 10.14(a) to the 1998 Form 10-KSB).
10.14(b)*
Stock Option Exercise and Loan Agreement for the purchase of 40,000 shares of Common Stock of the Company between the Company and John Walter dated January 15, 1998 (incorporated by reference to Exhibit 10.14(b) to the 1998 Form 10-KSB).
10.14(c)*	Secured Promissory Note in the amount of $43,200 to the Company from John Walter dated January 15, 1998 (incorporated by reference to Exhibit 10.14(c) to the 1998 Form 10-KSB).
10.14(d)*	Instruments and Security Agreement between the Company and John Walter dated January 15, 1998 (incorporated by reference to Exhibit 10.14(d) to the 1998 Form 10-KSB).
10.15*	Nonqualified Stock Option Agreement dated January 28, 1998, between the Company and Robert S. Garin (incorporated by reference to Exhibit 10.15 to the 1998 Form 10-KSB).
10.16*	Nonqualified Stock Option Agreement dated February 20, 1998, between the Company and John Sayer (incorporated by reference to Exhibit 10.16 to the 1998 Form 10-KSB).
10.17*
Temporary Services Agreement effective September 8, 1998 by and between the Company and Critical Care Anesthetists, P.A. and Christopher J. Turnbull (incorporated by reference to Exhibit 10.17 to the 1998 Form 10-KSB).
10.18*	Temporary Services Agreement effective September 17, 1998 by and between the Company and Richard Ulvenes (incorporated by reference to Exhibit 10.18 to the 1998 Form 10-KSB).
10.19*	Letter Employment Agreement dated February 10, 1999 between the Company and Matthew E. Bellin.
10.20*	Employee Noncompetition/Confidentiality Agreement dated February 10, 1999 between the Company and Matthew E. Bellin.
10.21*	Stock Option Agreement, effective as of February 15, 1999, between Matthew E. Bellin and the Company.
10.22*	Non-qualified Stock Option Agreement between Gary W. Copperud and the Company effective as of April 20, 1999.
10.23*	Non-qualified Stock Option Agreement between Kenneth W. Brimmer and the Company effective as of April 20, 1999.
10.24*	Non-qualified Stock Option Agreement between Robert S. Garin and the Company effective as of April 20, 1999.
10.25*	Non-qualified Stock Option Agreement between John E. Sayer and the Company effective as of April 20, 1999.
10.26	Amendment of August 25, 1999 to Restated Term Loan and Credit Agreement dated November 3, 1998 between the Company and Norwest Bank Minnesota, N.A.
21	List of Subsidiaries.
23.1	Consent of Grant Thornton LLP.
27.1	Financial Data Schedule.

*
Denotes executive compensation plans and arrangements.

(b) Reports on Form 8-K

    On July 8, 1999, the company filed a Current Report on Form 8-K to report the sale of its wholly-owned subsidiary, Oxboro Outdoors, Inc.

    On October 5, 1999, the company filed a Current Report on Form 8-K regarding its compliance with the Nasdaq SmallCap Stock Market requirements at the conclusion of the Company's rights offering and the extension of the rights offering. The filing included a Pro Forma Condensed Balance Sheet as of August 31, 1999 (unaudited) and a Pro Forma Statement of Operations for the Eleven Months Ended August 31, 1999 (unaudited) reflecting the achievement of the Nasdaq minimum net tangible asset requirements..

    On December 13, 1999, the Company filed a Current Report on Form 8-K to report the termination of its rights offering.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 27, 1999	OXBORO MEDICAL INTERNATIONAL, INC.
	By:	/s/ MATTHEW E. BELLIN Matthew E. Bellin President and Chief Operating Officer

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date
/s/ MATTHEW E. BELLIN Matthew E. Bellin President and Chief Operating Officer (Principal Executive Officer and Principal Financial Officer)	December 27, 1999
/s/ KENNETH W. BRIMMER Kenneth W. Brimmer, Director	December 27, 1999
/s/ GARY W. COPPERUD Gary W. Copperud, Director	December 27, 1999
/s/ ROBERT S. GARIN Robert S. Garin, Director	December 27, 1999
/s/ JOHN E. SAYER John E. Sayer, Director	December 27, 1999

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
  Oxboro Medical International, Inc.

    We have audited the accompanying balance sheet of Oxboro Medical International, Inc. as of September 30, 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxboro Medical International, Inc. as of September 30, 1999, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Minneapolis, Minnesota
November 22, 1999 (except for Note E,
  as to which the date is December 3, 1999)

Oxboro Medical International, Inc.

BALANCE SHEET

September 30, 1999

ASSETS
CURRENT ASSETS
Cash	$303,160
Rights offering proceeds due from trustee	371,320
Trade receivables, net of allowance of $35,179	680,542
Note receivable	245,000
Inventories	667,821
Income taxes receivable	52,758
Deferred income taxes	94,000

Total current assets	2,414,601
PROPERTY, PLANT AND EQUIPMENT—AT COST
Land	57,211
Building	905,366
Furniture and equipment	962,055

1,924,632
Less accumulated depreciation	883,548
1,041,084

OTHER ASSETS
Cash surrender value of life insurance	100,072

$3,555,757

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Note payable to bank	$145,313
Current maturities of long-term obligations	44,555
Accounts payable	230,523
Accrued salaries, wages and payroll taxes	78,131
Accrued consulting fees	202,080
Accrued professional fees	165,119
Other accrued expenses	33,032

Total current liabilities	898,753
LONG-TERM OBLIGATIONS, less current maturities	427,944
DEFERRED INCOME TAXES	94,000
COMMITMENTS AND CONTINGENCIES	—
SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 2,000,000 shares authorized; 742,468 shares issued and outstanding	7,425
Additional paid-in capital	1,536,580
Retained earnings	591,055

2,135,060

$3,555,757

The accompanying notes are an integral part of this statement.

Oxboro Medical International, Inc.

STATEMENTS OF OPERATIONS

Years ended September 30,

	1999	1998

Net sales	$4,513,424	$4,450,597
Cost of goods sold	1,741,541	1,457,085

Gross margin	2,771,883	2,993,512
Selling, general and administrative expenses	2,561,001	3,032,160

Operating income (loss)	210,882	(38,648)
Other income (expense)
Interest expense	(113,502)	(55,916)
Other	(23,306)	13,407

Income (loss) from continuing operations	74,074	(81,157)

Discontinued operations—Outdoors segment
Loss from operations	(1,024,722)	(1,372,387)
Gain on disposal	2,956	—

Loss from discontinued operations	(1,021,766)	(1,372,387)

NET LOSS	$(947,692)	$(1,453,544)

Net income (loss) per share from continuing operations:
Basic	$0.16	$(0.15)
Diluted	0.16	(0.15)
Net loss per share from discontinued operations:
Basic	$(2.26)	$(2.46)
Diluted	(2.23)	(2.46)
Net loss per share:
Basic	$(2.09)	$(2.61)
Diluted	(2.07)	(2.61)
Weighted average common and common equivalent shares outstanding:
Basic	453,152	557,712
Diluted	457,382	557,712

The accompanying notes are an integral part of these statements.

Oxboro Medical International, Inc.
STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended September 30, 1999 and 1998

					Receivable from employee stock ownership plan		Shares in escrow related to employment and exclusive license agreements
	Common stock
			Additional paid-in capital	Retained earnings		Stock subscription receivable
	Shares	Amount						Total
Balance at October 1, 1997	451,697	$4,517	$1,331,126	$2,992,291	$(93,806)	$—	$—	$4,234,128
Shares issued related to amendments to employment and exclusive license agreements	102,000	1,020	1,007,820	—	—	—	(1,008,840)	—
Cancellation of shares related to employment and exclusive license agreement amendments	(102,000)	(1,020)	(1,007,820)	—	—	—	1,008,840	—
Shares issued to ESOP	16,000	160	87,840	—	(88,000)	—	—	—
Exercise of stock options	64,073	641	318,105	—	—	(318,746)	—	—
Compensation expense related to options	—	—	49,160	—	—	—	—	49,160
Cancellation of shares related to employment agreement amendment	(44,073)	(441)	(230,105)	—	—	230,546	—	—
Payment from ESOP	—	—	—	—	7,500	—	—	7,500
Net loss	—	—	—	(1,453,544)	—	—	—	(1,453,544)

Balance at September 30, 1998	487,697	4,877	1,556,126	1,538,747	(174,306)	(88,200)	—	2,837,244
Cancellation of shares relating to stock subscription receivable	(13,800)	(138)	(88,062)	—	—	88,200	—	—
Exercise of stock options	8,000	80	39,920	—	—	—	—	40,000
Shares issued related to rights offering (net of offering expenses of $150,197)	297,056	2,971	218,152	—	—	—	—	221,123
Return of shares from terminated ESOP	(36,485)	(365)	(189,556)	—	174,306	—	—	(15,615)
Net loss	—	—	—	(947,692)	—	—	—	(947,692)

Balance at September 30, 1999	742,468	$7,425	$1,536,580	$591,055	$—	$—	$—	$2,135,060

The accompanying notes are an integral part of these statements.

Oxboro Medical International, Inc.

STATEMENTS OF CASH FLOWS

Years ended September 30,

	1999	1998

Cash flows from operating activities:
Net loss	$(947,692)	$(1,453,544)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	146,609	141,553
Inventory valuation adjustments	—	(96,570)
Loss on disposal of property, plant and equipment	69,772	—
Deferred income taxes	—	73,000
Compensation related to stock options	—	49,160
Discontinued operations	797,583	575,501
Change in operating assets and liabilities, not including changes in discontinued items
Trade receivables	(100,453)	4,712
Inventories	219,059	655,496
Income taxes receivable	(6,000)	(79,360)
Other current assets	(3,123)	97,275
Accounts payable	(10,205)	155,972
Accrued liabilities	(156,257)	(211,929)

Net cash provided by (used in) operating activities	9,293	(88,734)
Cash flows from investing activities:
Purchases of property, plant and equipment	(181,855)	(44,402)
Proceeds from sale of subsidiary	385,000	—
Changes in other assets	(13,043)	(78,551)

Net cash provided by (used in) investing activities	190,102	(122,953)
Cash flows from financing activities:
Net borrowings (payments) under note payable to bank	(143,000)	157,000
Borrowings on long-term obligations and insurance policy	309,622	—
Proceeds from ESOP receivable	—	7,500
Proceeds from exercise of stock options	40,000	—
Expenses related to rights offering	(150,197)	—
Payments on long-term obligation	(23,785)	(6,503)

Net cash provided by financing activities	32,640	157,997

Net increase (decrease) in cash	232,035	(53,690)
Cash at beginning of year	71,125	124,815

Cash at end of year	$303,160	$71,125

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$113,502	$55,916
Income taxes	—	1,000

The accompanying notes are an integral part of these statements.

Oxboro Medical International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 1999 and 1998

NOTE A—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Oxboro Medical International, Inc. ("the Company") develops, assembles and markets disposable medical products for use in general and cardiovascular surgery. The Company conducts all of its operations out of one facility located in Ham Lake, Minnesota.

  Trade Receivables and Customers

    The Company's medical products are primarily marketed directly to hospitals throughout the United States and Canada.

    The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due.

  Inventories

    Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories consist of the following at September 30, 1999:

Raw materials	$273,242
Finished goods	394,579

$667,821

  Depreciation

    Depreciation is provided in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives, principally on straight-line methods for financial reporting purposes and on straight-line and accelerated methods for income tax reporting purposes. Estimated service lives for financial reporting purposes are thirty years for the building and five years for furniture and equipment.

  Income Taxes

    Deferred income tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes.

  Net Income (Loss) Per Common Share

    The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents, when dilutive.

    For fiscal year 1999, options to purchase 36,455 shares of common stock were included in the computation of diluted net income per share. Options to purchase 30,400 shares of common stock with a weighted average exercise price of $7.66 were outstanding at September 30, 1999, but were excluded from the computation of diluted earnings per share because to do so would have been anti-dilutive. For fiscal year 1998, options to purchase 40,073 shares of common stock would have been included in the computation of diluted net income per share, had net income been achieved.

  Stock-Based Compensation

    The Company utilizes the intrinsic value method of accounting for its employee stock-based compensation.

  Cash Surrender Value of Life Insurance

    Cash surrender value of life insurance represents the cash value, net of policy loans of $200,000 which are due in September 2000.

  Recent Accounting Pronouncements

    The Company adopted Financial Accounting Standards Board Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" during fiscal year 1999. Statement No. 130 requires the Company to display an amount representing total comprehensive income, as defined by the statement, as part of the Company's basic financial statements. Comprehensive income would include items such as unrealized gains or losses on certain investment securities and foreign currency items. Statement No. 131 requires the Company to disclose financial and other information about its business segments, their products and services, geographic areas, major customers, revenues, profits, assets, and other information.

    The adoption of these standards was not material, as the Company has no items of comprehensive income and operates in one segment.

  Reclassifications

    Certain reclassifications have been made to 1998 amounts to conform to 1999 presentation.

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

NOTE B—DISCONTINUED OPERATIONS

    On June 30, 1999, the Company sold the stock of its subsidiary, Oxboro Outdoors, a maker of outdoor recreational products, for $385,000 in cash, a 9% promissory note of $265,000 and, less a contingency reserve of $20,000, the assumption of liabilities of approximately $87,000. The Company received a $175,000 payment on the promissory note in October 1999 with the remaining balance plus interest due December 31, 1999. The Company realized a gain on the sale of $2,956.

    Oxboro Outdoors incurred losses from operations of $1,024,722 and $1,372,387, for the fiscal years ended September 30, 1999 and 1998 which included revenues of $545,974 and $551,974, respectively.

NOTE C—NOTE PAYABLE TO BANK

    The Company has a revolving line of credit facility with a bank under which it can borrow up to $550,000. The Company also has a commercial note line of credit under which it can borrow up to $150,000. Both lines are subject to a defined borrowing base. Amounts outstanding are due upon demand or, if no demand is made, on March 31, 2000 and bear interest at prime plus 1% (effective rate of 9.25% at September 30, 1999). These facilities are collateralized by substantially all assets of the Company and contain restrictive covenants which include, but are not limited to, minimum tangible net worth, net earnings, and a maximum debt to tangible net worth ratio. As of September 30, 1999, the Company was in compliance with all covenants. The Company expects to maintain or replace the line of credit under terms similar to those in effect at September 30, 1999.

NOTE D—LONG-TERM OBLIGATION

    Long-term obligations consist of the following at September 30, 1999:

Term note payable to a bank due in monthly installments of principal and interest at the bank's prime rate plus 1% (effective rate of 9.25% at September 30, 1999). The note is due in June 2001, is collateralized by a building, and is subject to the same restrictive covenants as the revolving line of credit (note C)	$377,765
Capital lease obligation, due in monthly installments of principal and interest at 7.6%, through April 2002, collateralized by computer equipment	94,734

472,499
Less current maturities	44,555

$427,944

    As of September 30, 1999, future principal payments for long-term obligations are as follows:

Year ending September 30,	Capital lease obligations	Term note	Total

2000	$41,088	$9,438	$50,526
2001	41,088	368,327	409,415
2002	22,268	—	22,268

Total minimum payments	104,444	377,765	482,209
Less amount representing interest	9,710	—	9,710

	$94,734	$377,765	$472,499

As of September 30,1999, assets under capital lease obligations by major class are as follows:

Furniture and equipment	$109,622
Less accumulated depreciation	10,980

$98,642

NOTE E—SHAREHOLDERS' EQUITY

  Rights Offering

    The Company initiated a common stock rights offering in 1999. For each share of common stock owned, shareholders were given a right to purchase two shares of common stock and one warrant to purchase one additional share of common stock for a total purchase price of $2.50. The term of the warrant is one year with an exercise price of $2.75.

    As of September 30, 1999, 148,528 rights were sold which resulted in the issuance of 297,056 shares of common stock and warrants to purchase 148,528 additional shares of common stock. Gross proceeds of $371,320 were held by the trustee at September 30, 1999 and were received by the company on October 5, 1999. Net proceeds from the offering as of September 30, 1999 were $221,123.

    The Company completed the rights offering on November 30, 1999. Additional rights sold in the period from October 1, 1999 to November 30, 1999 totaled 296,884 which resulted in the issuance of 593,768 shares of common stock and warrants to purchase 296,884 additional shares of common stock. Proceeds from the sale of rights subsequent to September 30, 1999 totaled $712,210, net of estimated expenses of $30,000.

  Reverse Stock Split

    During 1999, the Company declared a 1-for-5 reverse stock split. All share and per share amounts have been restated to reflect the reverse stock split.

  Employee Stock Ownership Plan

    The Company had an Employee Stock Ownership Plan (ESOP) for the benefit of the Company's employees. The Company originally loaned $150,000 to the ESOP for the purchase of 225,000 shares of newly issued common stock at $.67 a share. In 1998, the Company loaned an additional $88,000 to the ESOP for the purchase of 80,000 shares of newly issued common stock at $1.10 per share. The loans from the ESOP bore interest at 9% and 6% per annum.

    On January 5, 1999, the Company terminated the ESOP. In connection with the termination, 36,485 shares of common stock were returned to the Company in payment of the outstanding loan amount of $174,306 and related interest receivable of $15,615.

  Stock Options

    The Company grants nonqualified stock options to key employees and other individuals providing services to the Company generally at an exercise price not less than the market price as of the date of grant. Each grant awarded specifies the period for which the options are exercisable and provides that the options shall expire at the end of such period.

    Option transactions for the two years ended September 30, 1999 and 1998 are summarized as follows:

	Number of shares	Weighted average exercise price

Outstanding at October 1, 1997	28,073	$6.55
Granted	66,000	6.00
Exercised	(16,000)	5.50
Canceled	(20,000)	5.00

Outstanding at September 30, 1998	58,073	6.73
Granted	40,400	6.26
Exercised	(8,000)	5.00
Canceled	(16,000)	8.13
Expired	(24,073)	5.42

Outstanding at September 30, 1999	50,400	$6.81

    Options for 27,400 shares were exercisable at September 30, 1999 at a weighted average exercise price of $6.50.

    The following table summarizes information concerning outstanding and exercisable stock options at September 30, 1999:

Options Outstanding

Range of exercise prices	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price

$5.00—$7.50	42,400	6.9 years	$6.56
$8.13	8,000	.9 years	8.13

Options Exercisable

Range of exercise prices	Number exercisable	Weighted average exercise price

$5.00—$7.50	19,400	$5.82
$8.13	8,000	8.13

    The weighted average fair value of options granted in 1999 and 1998 was $4.06 and $4.25 per share. The fair value of each option grant is determined on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999 and 1998: no dividend yield; average risk-free rate of return of 6.3%; volatility of 64.2%; and an average term of 5 years. The Company's 1999 and 1998 pro forma net loss and net loss per share would have been $981,080 and $1,588,844 or $2.15 and $2.85 per share had the fair value method been used for valuing options. These effects may not be representative of the future effects of applying the fair value method.

Oxboro Medical International, Inc.

NOTES TO FINANCIAL STATEMENTS

September 30, 1999 and 1998

NOTE F—INCOME TAXES

    Deferred income tax assets and liabilities consist of the following at September 30, 1999:

Deferred tax assets
Accrued liabilities	$85,000
Allowance for doubtful accounts	13,000
Inventory valuation adjustments	55,000
Net operating loss carryforward	854,000
Capital loss carryforward	14,000

1,021,000
Valuation allowance	927,000

$94,000

Deferred tax liabilities
Depreciation	$94,000

    During 1999, the valuation allowance increased by $328,000.

    Income tax expense (benefit) consists of the following:

	Years ended September 30,
	1999	1998

Currently payable (receivable)
Federal	$—	$(74,000)
State	—	1,000

	—	(73,000)
Deferred
Federal	—	67,000
State	—	6,000

	—	73,000

	$—	$—

    A reconciliation of income taxes at the statutory rate compared with the effective tax rate is as follows:

	Years ended September 30,
	1999	1998

Federal tax, at statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal tax benefit and credits received	0.1	—
Officers life insurance	(2.5)	.4
Non-deductible entertainment expenses	3.6	1.4
Adjustment of prior year's accruals	3.4	(0.4)
Research and development credits	(2.6)	(2.4)
Change in valuation allowance	34.6	35.2
Other	(2.6)	(0.2)

Effective rate	—%	—%

    At September 30, 1999, the Company has net operating loss carryforwards of approximately $2,300,000 which expire in 2019.

    The Company also has a capital loss carryforward of approximately $38,000 available to offset future capital gains which expires in 2002. Benefits of this carryforward will be recognized if they become deductible for tax purposes. A charitable contribution carryforward of approximately $56,000 expired in 1999.

NOTE G—RELATED PARTY TRANSACTIONS

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

    The Release also amended the exclusive license agreement between the Company and the Former Officer for specified Oxboro Outdoors products invented or developed. Such agreements were transferred to the buyer in conjunction with the sale of Oxboro Outdoors in 1999 (Note B).

    During 1998, the Company issued 102,000 shares of common stock into escrow in connection with amendments to the Former Officer's employment agreement and the exclusive license agreement. The Former Officer also issued notes receivable to the Company in the amount of $230,546 in connection with the exercise of options to purchase 44,073 shares of common stock. The Release rescinded these stock issuances, the notes receivable were canceled and the related shares of common stock were returned to the Company.

  Other

    A former director of the Company, Dennis Mikkelson, received approximately $18,000 and $64,000 during the fiscal years ended September 30, 1999 and 1998 for general business consulting and for development and enhancement of the Company's computer capabilities.

    A former director, John Walter, received approximately $10,000 in commissions from the sale of insurance policies to the Company during each of the years ended September 30, 1999 and 1998.

    Each director of the Company who is not an employee receives $1,000 per quarter and the Chairman of the Board receives $1,250 per quarter. The aggregate fees paid to non-management directors for services rendered for the years ended September 30, 1999 and 1998 were approximately $19,000 and $32,250. Additionally a former board member, R.J. Fritz, was paid $10,333 for his director services during fiscal year 1999.

    Larry Rasmusson received royalties on medical product sales under certain royalty agreements. Royalty expense for the years ended September 30, 1999 and 1998 under these agreements was $40,881 and $37,559.

    In 1998, former board members, Dennis Mikkelson and John Walter issued promissory notes to the Company in the combined amount of $88,200 in connection with the exercise of stock options. During 1999, 13,800 shares of common stock were returned to the Company in payment of these promissory notes.

NOTE H—COMMITMENTS AND CONTINGENCIES

  Profit Sharing and Savings Plan

    During fiscal 1999, the Company established a profit sharing and savings plan under Section 401(k) of the Internal Revenue Code. This plan allows employees to defer up to 15% of their compensation through contributions to this plan. The Company will match 25% of the first 6% of employee contributions. The Company's matching contribution was $2,374 for the year ended September 30, 1999.

  Year 2000

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

  Legal Procedures

    The Company is subject to various legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

Exhibit Index

Exhibit No.	Description

4.4	Warrant Agreement between the Company and Norwest Bank Minnesota, N.A. dated September 30, 1999.
10.19	Letter Employment Agreement dated February 10, 1999 between the Registrant and Matthew E. Bellin.
10.20	Employee Noncompetition/Confidentiality Agreement dated February 10, 1999 between the Registrant and Matthew E. Bellin.
10.21	Stock Option Agreement, effective as of February 15, 1999, between Matthew E. Bellin and the Registrant.
10.22	Non-qualified Stock Option Agreement between Gary W. Copperud and the Registrant effective as of April 20, 1999.
10.23	Non-qualified Stock Option Agreement between Kenneth W. Brimmer and the Registrant effective as of April 20, 1999.
10.24	Non-qualified Stock Option Agreement between Robert S. Garin and the Registrant effective as of April 20, 1999.
10.25	Non-qualified Stock Option Agreement between John E. Sayer and the Registrant effective as of April 20, 1999.
10.26	Amendment of August 25, 1999 to Restated Term Loan and Credit Agreement dated November 3, 1998 between the Company and Norwest Bank Minnesota, N.A.
21	Subsidiaries of the Registrant.
23.1	Consent of Grant Thornton LLP.
27.1	Financial Data Schedules