Form 10QSB
period 1999-12-31
OXBORO MEDICAL INTERNATIONAL INC
filed 2000-02-14
CIK 350557

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 1999

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-18785

OXBORO MEDICAL INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1391803 (IRS Employer Identification No.)

13828 Lincoln Street N.E., Ham Lake, Minnesota 55304
(Address of principal executive offices)

(612) 755-9516
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES /x/  No / /

    At February 11, 2000, 1,338,102 shares of the issuer's Common Stock were outstanding.

OXBORO MEDICAL INTERNATIONAL, INC.
INDEX TO FORM 10-QSB

Part I—Financial Information

Item 1. Financial Statements

OXBORO MEDICAL INTERNATIONAL, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	December 31, 1999	September 30, 1999
ASSETS
Current Assets:
Cash	$1,434,806	$303,160
Rights proceeds due from trustee	—	371,320
Trade receivables, net	736,606	680,542
Inventories	665,928	667,821
Income taxes receivable	—	52,758
Deferred income taxes	94,000	94,000
Receivable from sale of business segment	70,000	245,000
Other current assets	14,425	—

Total current assets	3,015,765	2,414,601
PROPERTY AND EQUIPMENT, NET	1,157,188	1,041,084
OTHER ASSETS	107,335	100,072

Total assets	$4,280,288	$3,555,757

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank	$—	$145,313
Current maturities of long-term obligations	44,555	44,555
Accounts payable	264,201	363,672
Accrued salaries, wages, payroll taxes	144,873	78,131
Accrued consulting fees	141,455	202,080
Other accrued expenses	62,669	65,002

Total current liabilities	657,753	898,753
LONG-TERM OBLIGATIONS, less current maturities	418,094	427,944
DEFERRED INCOME TAXES	94,000	94,000
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value	13,381	7,425
Additional paid-in capital	2,242,524	1,536,580
Retained earnings	854,536	591,055

Total shareholders' equity	3,110,441	2,135,060

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,280,288	$3,555,757

See accompanying notes to condensed financial statements.

OXBORO MEDICAL INTERNATIONAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,
	1999	1998
Net sales	$1,154,429	$1,041,314
Cost of goods sold	381,309	370,048

Gross profit	773,120	671,266
Selling, general and administrative expenses	543,115	633,429

Operating earnings	230,005	37,837
Interest expense	11,912	16,352
Interest and other income	45,388	37,671

Income from continuing operations	263,481	59,156
Loss from discontinued operations	—	(106,615)

Net income (loss)	$263,481	$(47,459)

Income per share from continuing operations:
Basic	$0.27	$0.12
Diluted	0.26	0.12
Loss per share from discontinued operations:
Basic	—	(0.22)
Diluted	—	(0.22)
Net income (loss) per share:
Basic	0.27	(0.10)
Diluted	0.26	(0.10)
Weighted average common and common equivalent shares outstanding:
Basic	989,923	487,716
Diluted	1,024,926	487,716

See accompanying notes to condensed financial statements.

OXBORO MEDICAL INTERNATIONAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$263,481	$(47,459)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Discontinued operations	—	7,586
Depreciation and amortization	26,969	41,459
Change in operating assets and liabilities not including changes in discontinued items:
Trade receivables	(56,064)	(1,470)
Inventories	1,893	(46,774)
Other current assets	(14,425)	(13,612)
Accounts payable	(99,471)	(18,038)
Accrued wages, salaries and payroll taxes	66,742	(8,359)
Accrued consulting fees	(60,625)	(90,625)
Other accrued expenses	(2,333)	(35,255)
Income taxes receivable	52,758	(6,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	178,925	(218,547)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on receivable from sale of business segment	175,000	—
Purchase of property and equipment	(143,073)	(31,542)
Additions to other assets	(7,263)	(20,863)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	24,664	(52,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under note payable to bank	(145,313)	207,000
Net proceeds from rights offering	1,083,220	—
Payments on long-term obligation	(9,850)	(2,228)

NET CASH PROVIDED BY FINANCING ACTIVITIES	928,057	204,772

NET INCREASE (DECREASE) IN CASH	1,131,646	(66,180)
CASH, AT BEGINNING OF PERIOD	303,160	71,125

CASH, AT END OF PERIOD	$1,434,806	$4,945

See accompanying notes to condensed financial statements.

OXBORO MEDICAL INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 1999

Note 1—Basis of Financial Statement Presentation

    The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

    In the opinion of management, the unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or of the results for any future periods.

    In preparation of the Company's financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Note 2—Inventories

	December 31, 1999	September 30, 1999
Inventories consist of:
Raw materials	$330,738	$309,956
Finished goods	335,190	357,865

	$665,928	$667,821

Note 3—Net Income (Loss) Per Share

    The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options, when dilutive. For the three months ended December 31, 1999, 35,003 shares of common stock equivalents were included in the computation of diluted net income per share. For the three months ended December 31, 1998, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net income in the three months ended December 31, 1998, 16,000 common share equivalents would have been included in the computation of diluted net income per share.

    Options to purchase 50,400 and 42,073 shares of common stock with a weighted average exercise price of $6.81 and $5.84 were outstanding at December 31, 1999 and 1998, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares on such dates.

Note 4—Sale of Oxboro Outdoors, Inc.

    On June 30, 1999, the Company sold the stock of its subsidiary, Oxboro Outdoors, Inc., a maker of outdoor recreational products, for $385,000 in cash, a 9% promissory note of $265,000, less a contingency reserve of $20,000, and the assumption of liabilities of approximately $87,000. The Company received a $175,000 payment on the promissory note in October 1999 with the remaining balance of $70,000 outstanding at December 31, 1999.

Note 5—Income Taxes

    At December 31, 1999, the Company utilized net operating loss carry-forwards to offset income tax expense during the quarter ended December 31, 1999. Accordingly, the Company did not report income tax expense for the quarter.

Note 6—Rights Offering

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

    The Company completed the rights offering on November 30, 1999. Additional rights sold in the period from October 1, 1999 to November 30, 1999 totaled 296,884 which resulted in the issuance of 593,768 shares of common stock and warrants to purchase 296,884 additional shares of common stock. Net proceeds from the sale of rights subsequent to September 30, 1999 totaled $711,900.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

    Oxboro Medical International, Inc. ("the Company" or "Oxboro") develops, assembles, and markets medical and surgical devices. Principal medical products produced and sold by Oxboro include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties, identification sheet and roll tape, and various holders and organizers for instruments used in the operating room.

Results of Operations

    Net sales for the three-month period ended December 31, 1999 were $1,154,429 as compared to $1,041,314 for the corresponding period in the previous fiscal year. This represents an increase of approximately 11%. Strong competition continues in the Company's medical products markets.

    Gross margin for the first quarter of fiscal 2000 and 1999 was 67% and 64%, respectively. The increase in gross margin percentage for first quarter of fiscal year 2000 results from production expenses incurred in the first quarter of the prior year related to compliance activities for ISO 9000, European CE Mark certification and various regulatory matters.

    During the first quarter of fiscal 2000, selling, general and administrative ("S, G & A") expenses decreased by 14%, or $90,314, compared to the first quarter of fiscal 1999. This decrease is primarily the result of a reduction in legal and consulting expenses pertaining to management changes during fiscal 1999.

    Income from continuing operations for the first quarter of fiscal year 2000 was $263,481 as compared to $59,156 in the first quarter of fiscal year 1999. The increase is mainly due to the improvement in gross margin and the decrease in S, G & A expenses.

    On June 30, 1999, the Company sold its subsidiary, Oxboro Outdoors, Inc. Accordingly, the activity of Oxboro Outdoors through that date is reported as a discontinued operation.

Liquidity and Capital Resources

    The Company has typically financed its operations through internal working capital and a bank line-of-credit. Financing of its building has been through long-term bank financing. As of December 31, 1999, the Company had working capital of $2,358,012 as compared to $1,515,848 at September 30, 1999, and long-term debt of $418,094. As of December 31, 1999, the Company had $1,434,806 in cash as compared to $303,160 at September 30, 1999.

    During the quarter ended December 31, 1999, the Company generated $178,925 in net cash from operating activities primarily due to net earnings and receipt of income taxes receivable offset by the payment of accrued consulting and professional fees. The Company generated $24,664 from investing activities during the quarter ended December 31, 1999, primarily due to the proceeds from the disposal of Oxboro Outdoors, Inc. offset by the purchase of equipment. The Company generated $928,057 in cash from financing activities due to the net proceeds from its stock rights offering completed on November 30, 1999.

    The Company's bank line of credit of $550,000 expires on March 31, 2000 and bears interest at prime plus 1%. As of December 31, 1999, the Company had no outstanding balance on this line of credit, a decrease of $145,313 from September 30, 1999. Although not assured, the Company expects to maintain or replace the line of credit under terms similar to those in effect at December 31, 1999, and believes it has adequate capital to meet its cash requirements for the next twelve months.

Forward-Looking Statements

    This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. When used in this report, the words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainies set forth in our 1999 Annual Report on Form 10-KSB under the caption "Risks Related to Our Business," as well as others not now anticipated. These risks and uncertainties include, without limitation: market acceptance of the Company's products and our ability to acquire new products, pricing strategies of competitors, general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products, changes in management of the Company, maintenance of operating capital and bank financing, the continuing licensing dispute with one of our former officers, the success of competitive products, continuing relationships with our third party suppliers, and overall economic conditions, including inflation and consumer buying patterns.

Year 2000 Compliance

    The Company continues to monitor the impact of the Year 2000 issue on its reporting systems and operations. The Year 2000 issue arose because many computer systems and applications used only two-digit fields to designate a year in the data field. As a result, these systems and applications may not recognize the Year 2000 or may recognize it as 1900. If not corrected, this inability to recognize or properly incorporate the Year 2000 may cause systems to fail, create erroneous results, or otherwise process critical financial and operational information incorrectly.

    We believe our internal information technology systems remain Year 2000 compliant. To date, we are not aware of any significant issues that have developed related to Year 2000 compliance, either from within the Company or from those outside vendors and suppliers with whom we do business. However, we are currently unable to predict to what extent the Year 2000 issue may affect our outside suppliers or vendors, or to what extent we would be vulnerable to any failure by them to be Year 2000 compliant. The failure of a supplier or vendor to remediate any Year 2000 issues could have a material adverse effect on our business, financial condition or results of operations.

PART II—OTHER INFORMATION

Item 5.    Other Information

    The Company has been notified by Larry A. Rasmusson that it is currently in default of royalty agreements related to certain medical products. Mr. Rasmusson has taken the position that the rights to these medical products have reverted back to him. The Company believes that it is not in default. If Mr. Rasmusson were to initiate a legal action to terminate such agreements, the Company would aggressively defend itself in such action and would challenge the validity of such agreements. In the event and if necessary and appropriate, the Company will seek to terminate the agreements or have them declared invalid or both. If, however, the royalty agreements are found valid and any resulting litigation is determined adversely to it, the Company may lose the right to manufacture and distribute products related to the royalty agreements. There could be a substantial negative impact on the Company's revenues and profits in such event until it located and acquired or developed alternative products.

    On November 30, 1999, the Company completed a rights offering to its shareholders of record for sale of shares of common stock and warrants to purchase common stock of the Company. The offering, which had become effective on September 1, 1999, was made pursuant to a registration statement filed with the Commission on Form S-3. On completion of the rights offering, the Company had issued 888,590 shares of common stock and 444,295 warrants for purchase of common stock. The Company expects to promptly file a post-effective amendment to the Form S-3 registration statement to deregister the remaining 2,234 shares of common stock and 1,117 warrants not sold in the rights offering.

Item 6.    Exhibits and Reports on Form 8-K:

(a)	Exhibits: Exhibit 27.1 Financial Data Schedule
(b)	Reports on Form 8-K:

On October 5, 1999, the Company filed a Current Report on Form 8-K with the Commission dated September 30, 1999, reporting at Item 5 the results of its recently completed rights offering and the extension of the offering to November 30, 1999. The Company reported that, primarily as a result of proceeds from the sale of securities in the rights offering, it had succeeded in restoring its net tangible assets to the minimum required for continued listing on the Nasdaq SmallCap market. The Company included at Item 7 of the Form 8-K the following pro forma unaudited financial information:
Pro Forma Condensed Balance Sheet as of August 31, 1999 (unaudited)
Pro Forma Condensed Statement of Operations—Eleven Months Ended August 31, 1999 (unaudited)
On December 13, 1999, the Company filed a Current Report on Form 8-K with the Commission dated November 30, 1999 to report the completion of its rights offering at November 30, 1999.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2000	OXBORO MEDICAL INTERNATIONAL, INC.
	By:	/s/ MATTHEW E. BELLIN Matthew E. Bellin, President (Principal Executive Officer and Principal Financial and Accounting Officer)

QuickLinks

OXBORO MEDICAL INTERNATIONAL, INC. INDEX TO FORM 10-QSB

Part I—Financial Information

Item 2. Management's Discussion and Analysis or Plan of Operation

PART II—OTHER INFORMATION
SIGNATURES