Form 10QSB
period 2000-03-31
OXBORO MEDICAL INC
filed 2000-05-12
CIK 350557

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-18785

OXBORO MEDICAL, INC.
(Exact name of small business issuer as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1391803 (IRS Employer Identification No.)
13828 Lincoln Street N.E., Ham Lake, Minnesota 55304 (Address of principal executive offices)
(763) 755-9516 (Issuer's telephone number)

Oxboro Medical International, Inc.
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    At May 10, 2000, 1,348,926 shares of the issuer's Common Stock were outstanding.

OXBORO MEDICAL, INC.

Part I—Financial Information

Item 1. Financial Statements

OXBORO MEDICAL, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	March 31, 2000	September 30, 1999
ASSETS
Current Assets:
Cash and cash equivalents	$1,534,709	$303,160
Rights proceeds due from trustee	—	371,320
Trade receivables, net	693,570	680,542
Inventories	731,988	667,821
Income taxes receivable	—	52,758
Deferred income taxes	94,000	94,000
Receivable from sale of business segment	—	245,000
Other current assets	21,494	—

Total current assets	$3,075,761	$2,414,601
PROPERTY AND EQUIPMENT, NET	$1,149,396	$1,041,084
OTHER ASSETS	$114,892	$100,072

Total assets	$4,340,049	$3,555,757

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank	$—	$145,313
Current maturities of long-term obligations	44,555	44,555
Accounts payable	173,464	363,672
Accrued salaries, wages, and payroll taxes	111,130	78,131
Accrued consulting fees	80,830	202,080
Other accrued expenses	76,676	65,002

Total current liabilities	$486,655	$898,753
LONG-TERM OBLIGATIONS, less current maturities	$407,539	$427,944
DEFERRED INCOME TAXES	94,000	94,000
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value	13,449	7,425
Additional paid-in capital	2,261,191	1,536,580
Retained earnings	1,077,215	591,055

Total shareholders' equity	3,351,855	2,135,060

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,340,049	$3,555,757

See accompanying notes to condensed financial statements.

OXBORO MEDICAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2000	1999	2000	1999
Net Sales	$1,109,136	$1,198,553	$2,263,565	$2,239,867
Cost of Goods Sold	338,251	676,428	719,560	1,046,476

Gross profit	770,885	522,125	1,544,005	1,193,391
Selling, general and administrative expenses	571,660	690,124	1,114,775	1,323,552

Operating income (loss)	199,225	(167,998)	429,230	(130,161)
Interest expense	10,221	18,804	22,133	35,156
Interest and other income	33,675	—	79,063	37,671

Income from continuing operations	222,679	(186,802)	486,160	(127,646)
Loss from discontinued operations	—	(826,706)	—	(933,321)

Net income (loss)	$222,679	$(1,013,508)	$486,160	$(1,060,967)

Income (loss) per share from continuing operations:
Basic	$0.17	$(0.43)	$0.42	$(0.28)
Diluted	0.15	(0.43)	0.38	(0.28)
Loss per share from discontinued operations:
Basic	—	(1.91)	—	(2.03)
Diluted	—	(1.91)	—	(2.03)
Net income (loss) per share:
Basic	$0.17	$(2.35)	$0.42	$(2.31)
Diluted	0.15	(2.35)	0.38	(2.31)
Weighted average common and common equivalent shares outstanding:
Basic	1,340,199	432,026	1,164,104	459,871
Diluted	1,530,540	432,026	1,268,668	459,871

See accompanying notes to condensed financial statements.

OXBORO MEDICAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$486,160	$(1,060,967)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Discontinued operations	—	830,191
Depreciation and amortization	53,938	65,495
Change in operating assets and liabilities not including changes in discontinued items:
Trade receivables, net	(13,028)	(110,058)
Inventories	(64,167)	251,091
Other current assets	(15,169)	(42,344)
Accounts payable	(101,899)	(12,825)
Accrued wages, salaries and payroll taxes	32,999	4,880
Accrued consulting fees	(121,250)	(133,249)
Other accrued expenses	11,674	(64,175)
Income taxes receivable	52,758	(6,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	322,016	(277,961)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on receivable from sale of business segment	245,000	—
Purchases of property and equipment	(162,250)	(32,803)
Change in other assets	(14,820)	154,704

NET CASH PROVIDED BY INVESTING ACTIVITES	67,930	121,901
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under note payable to bank	(145,313)	257,000
Net proceeds from rights and warrants exercised	1,007,321	—
Payments on long-term obligation	(20,405)	(4,565)

NET CASH PROVIDED BY FINANCING ACTIVITIES	841,603	252,435

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,231,549	96,375
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	303,160	71,125

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,534,709	$167,500

See accompanying notes to condensed financial statements.

OXBORO MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2000

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

Note 2—Inventories

	March 31, 2000	September 30, 1999
Inventories consist of:
Raw materials	$376,864	$309,956
Finished goods	355,374	357,865

	$731,988	$667,821

Note 3—Net Income (Loss) Per Share

    The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months and the six months ended March 31, 2000, 190,341 and 104,564 shares of common stock equivalents, respectively, were included in the computation of diluted net income per share. For the three months and the six months ended March 31, 1999, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company had reported net income in the three months and the six months ended March 31, 1999, no common share equivalents would have been included in the computation of diluted net income per share.

    Options to purchase 48,400 and 30,400 shares of common stock with a weighted average exercise price of $6.39 and $7.17 were outstanding at March 31, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for such periods.

    .

Note 4—Sale of Oxboro Outdoors, Inc.

    On June 30, 1999, the Company sold the stock of its subsidiary, Oxboro Outdoors, Inc., a maker of outdoor recreational products, for $385,000 in cash, a 9% promissory note of $265,000 less a contingency reserve of $20,000, and the assumption of liabilities of approximately $87,000. The promissory note has been satisfied as of March 31, 2000. The Company realized a gain on the sale of $2,956.

Note 5—Income Taxes

    The Company utilized net operating loss carryforwards to offset income tax expense during the three and six months ended March 31, 2000. Accordingly, the Company did not report income tax expense.

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

    The Company completed the rights offering on November 30, 1999. Additional rights sold in the period from October 1, 1999 to November 30, 1999 totaled 295,767, which resulted in the issuance of 591,534 shares of common stock and warrants to purchase 295,767 additional shares of common stock. Net proceeds from the sale of rights and warrants during the six months ended March 31, 2000 totaled $1,007,321.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

    The Company ("Oxboro") develops, assembles, and markets medical and surgical devices. Principal medical products produced and sold by Oxboro include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties, identification sheet and roll tape, and various holders and organizers for instruments used in the operating room.

Results of Operations

    Net sales for the six-month period ended March 31, 2000 were $2,263,565 as compared to $2,239,867 for the corresponding period in the previous fiscal year. This represents an increase of approximately 1.1%. Strong competition continues in the Company's medical products markets.

    Gross profit as a percent of net sales for the first six months of fiscal 2000 and 1999 was 68.2% and 53.3%, respectively. The increase in gross profit percentage for fiscal year 2000 results from an increase in labor and overhead costs in the prior year related to compliance activities for ISO 9000, European CE Mark certification and various regulatory matters.

    During the first half of fiscal 2000, selling, general and administrative ("SG&A") expenses decreased by  15.8%, or $208,777, compared to the first half of fiscal 1999. This decrease is primarily the result of a reduction in legal and consulting expenses pertaining to management changes during fiscal 1999.

    Income from continuing operations for the first six months of fiscal year 2000 was $486,160 as compared to a loss of $127,646 in the same period of fiscal 1999. The increase is mainly due to the improvement in gross profits and the decrease in SG&A expenses.

    On June 30, 1999, the Company sold its subsidiary, Oxboro Outdoors, Inc. Accordingly, the activity of Oxboro Outdoors, Inc. through that date is reported as a discontinued operation.

Liquidity and Capital Resources

    The Company has typically financed its operations through internal working capital and a bank line of credit. Financing of its building has been through long-term bank financing. As of March 31, 2000, the Company had working capital of $2,589,106 as compared to $1,515,848 at September 30, 1999, and long-term debt of $407,539. As of March 31, 2000, the Company had $1,534,709 in cash and cash equivalents as compared to $303,160 at September 30, 1999.

    During the six months ended March 31, 2000, the Company generated $322,016 in net cash from operating activities primarily due to net income and receipt of income taxes receivable offset by the payment of accrued consulting and professional fees. The Company generated $67,930 from investing activities during the six months ended March 31, 2000, primarily due to the proceeds from the disposal of Oxboro Outdoors, Inc. offset by the purchases of equipment. The Company generated $841,603 in cash from financing activities due to the net proceeds from its stock rights offering completed on November 30, 1999 offset by repayment of the bank line of credit outstanding at September 30, 1999.

    As of March 31, 2000, the Company had $550,000 available at the rate of prime plus .50% under a line of credit agreement which expires March 31, 2001. No amounts were outstanding on this line of credit at March 31, 2000, a decrease of $145,313 from September 30, 1999.

Forward-Looking Statements

    This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. When used in this report, the words "believe," "expect," "will," "can,"

"estimate," "anticipate" and similar expressions are intended to identify such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 1999 Annual Report on Form 10-KSB under the caption "Risks Related to Our Business," as well as others not now anticipated. These risks and uncertainties include, without limitation: market acceptance of the Company's products and our ability to acquire new products, pricing strategies of competitors, general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products, changes in management of the Company, maintenance of operating capital and bank financing, the continuing licensing dispute with one of our former officers, the success of competitive products, continuing relationships with our third party suppliers, and overall economic conditions, including inflation and consumer buying patterns.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The Company held its annual meeting of shareholders on March 16, 2000. At the meeting, 9 proposals were approved by the shareholders. There were 1,338,102 shares of Common Stock of the Company entitled to vote at the meeting and 1,141,731 shares, or 85.32% were presented at the meeting. All of the proposals were approved as follows:

		For	Withheld	Abstain	Broker Non-Value
1	The election of Gervaise Wilhelm as a Class I Director, to serve a three year term;	1,140,438	1,293	0	0
2	Amendment of the Company's Articles of Incorporation to change its name to "Oxboro Medical, Inc."	1,139,822	5,109	1,399	0
3	Amendment of the Articles of Incorporation to increase the number of authorized shares of common stock to 20,000,000;	1,126,179	14,153	1,399	0
4	Amendment of the Articles of Incorporation to create 5,000,000 undesignated shares;	692,144	6,634	3,545	439,408
5	Amendment of the Articles of Incorporation to reduce the supermajority voting requirement to to 66 2/3% of the shares outstanding and entitled to vote;	695,492	2,482	4,349	439,408
6	Amendment of the Articles of Incorporation to elect not to be subject to the anti-takeover protections of the Minnesota Business Combinations Statute;	693,874	4,568	3,881	439,408
7	Amendment of the Articles of Incorporation to elect not to be subject to the anti-takeover protections of the Minnesota Control Share Acquisition Statute;	692,674	5,500	4,149	439,408
8	Amendment of the Articles of Incorporation to permit the directors to take written action by less than unanimous consent; and	682,850	11,474	1,999	439,408
9	Adoption of the Oxboro Medical, Inc. 2000 Stock Option Plan.	695,896	4,766	1,661	439,408

Item 5. Other information

    Change in Management.  On March 27, 2000, Linda Erickson joined the Company as Chief Financial Officer. She was previously employed with Deloitte and Touch, L.L.P.

    Rasmusson License.  The Company has been notified by Larry A. Rasmusson that it is currently in default of royalty agreements related to certain medical products. Mr. Rasmusson has taken the position that the rights to these medical products have reverted back to him. The Company believes that it is not in default. If Mr. Rasmusson were to initiate a legal action to terminate such agreements, the Company would aggressively defend itself in such action and would challenge the validity of such agreements. In that event and if necessary and appropriate, the Company will seek to terminate the agreements or have them declared invalid or both. If, however, the royalty agreements are found valid and any resulting litigation is determined adversely to it, the Company may lose the right to manufacture and distribute products related to the royalty agreements. There could be a substantial negative impact on the Company's revenues and profits in such event until it located and acquired or developed alternative products.

Item 6. Exhibits and Reports on Form 8-K:

  (a)
  Exhibits:

      Exhibit 3.1 Composite Restated Articles of Incorporation

      Exhibit 27.1 Financial Data Schedule

  (b)
  Reports on Form 8-K:

      Exhibit 99.1. On March 23, 2000, the Company filed a Current Report on Form 8-K with the Commission, dated March 16, 2000, reporting at Item 4. that the Company had dismissed Grant Thornton LLP as its independent accountants and engaged Lund Koehler Cox & Arkema LLP as its new independent accountants. The change was not a result of disagreements between the Company and Grant Thornton LLP.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBORO MEDICAL, INC.
Date: May 12, 2000	By:	/s/ MATTHEW E. BELLIN Matthew E. Bellin President (Principal Executive Officer)
Date: May 12, 2000	By:	/s/ LINDA ERICKSON Linda Erickson Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  Part I—Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
  PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other information
  Item 6. Exhibits and Reports on Form 8-K:
  SIGNATURES