Form 10QSB
period 2000-06-30
OXBORO MEDICAL INC
filed 2000-08-11
CIK 350557

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
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

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES /x/  NO / /

    At August 4, 2000, 1,360,503 shares of the issuer's Common Stock were outstanding.

OXBORO MEDICAL, INC.
INDEX TO FORM 10-QSB

Part I—Financial Information

Item 1. Financial Statements

OXBORO MEDICAL, INC.

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2000	September 30, 1999
ASSETS
Current Assets:
Cash and cash equivalents	$1,632,586	$303,160
Rights proceeds due from trustee	—	371,320
Trade receivables, net	712,710	680,542
Inventories	849,293	667,821
Income taxes receivable	—	52,758
Deferred income taxes	94,000	94,000
Receivable from sale of business segment	—	245,000
Other current assets	17,084	—

Total current assets	$3,305,673	$2,414,601
PROPERTY AND EQUIPMENT, NET	$1,136,134	$1,041,084
OTHER ASSETS	$124,042	$100,072

Total assets	$4,565,849	$3,555,757

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank	$—	$145,313
Current maturities of long-term obligations	381,438	44,555
Accounts payable	209,480	363,672
Accrued salaries, wages, and payroll taxes	155,900	78,131
Accrued consulting fees	20,205	202,080
Other accrued expenses	34,696	65,002

Total current liabilities	$801,719	$898,753
LONG-TERM OBLIGATIONS, less current maturities	$60,474	$427,944
DEFERRED INCOME TAXES	94,000	94,000
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value	13,511	7,425
Additional paid-in capital	2,278,146	1,536,580
Retained earnings	1,317,999	591,055

Total shareholders' equity	3,609,656	2,135,060

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,565,849	$3,555,757

See accompanying notes to condensed financial statements.

OXBORO MEDICAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2000	1999	2000	1999
Net Sales	$1,183,666	$1,155,146	$3,447,231	$3,395,014
Cost of Goods Sold	369,071	429,700	1,088,631	1,476,176

Gross profit	814,595	725,446	2,358,600	1,918,838
Selling, general and administrative expenses	596,543	604,511	1,711,318	1,928,064

Operating income (loss)	218,052	120,935	647,282	(9,226)
Interest expense	10,595	20,531	32,728	55,687
Interest and other income (expense)	33,327	(55,272)	112,390	(17,602)

Income (loss) from continuing operations	240,784	45,132	726,944	(82,515)

Discontinued Operations:
Loss on disposal of discontinued division	—	(102,045)	—	(102,045)
Loss from operations of discontinued division	—	(91,401)	—	(1,024,721)

Total loss from discontinued operations	—	(193,446)	—	(1,126,766)

Net income (loss)	$240,784	$(148,314)	$726,944	$(1,209,281)

Income (loss) per share from continuing operations:
Basic	$0.18	$0.10	$0.59	$(0.18)
Diluted	0.16	0.10	0.54	(0.18)
Loss per share from discontinued operations:
Basic	—	(0.44)	—	(2.49)
Diluted	—	(0.44)	—	(2.49)
Net income (loss) per share:
Basic	$0.18	$(0.34)	$0.59	$(2.67)
Diluted	0.16	(0.34)	0.54	(2.67)
Weighted average common and common equivalent shares outstanding:
Basic	1,348,302	437,431	1,226,141	452,391
Diluted`	1,536,023	437,431	1,357,951	452,391

See accompanying notes to condensed financial statements.

OXBORO MEDICAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$726,944	$(1,209,281)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Discontinued operations	—	902,583
Depreciation and amortization	89,093	124,383
Loss on disposal of equipment	—	55,273
Change in operating assets and liabilities not including changes in discontinued items:
Trade receivables, net	(32,168)	(101,384)
Inventories	(181,472)	289,194
Other current assets	(10,657)	(22,735)
Accounts payable	(65,883)	(76,453)
Accrued wages, salaries and payroll taxes	77,769	2,262
Accrued consulting fees	(181,875)	(202,082)
Other accrued expenses	(30,306)	(30,019)
Income taxes receivable	52,758	(6,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	444,203	(274,259)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business segment	245,000	385,000
Purchases of property and equipment	(184,143)	(44,919)
Change in other assets	(23,970)	142,301

NET CASH PROVIDED BY INVESTING ACTIVITES	36,887	482,382
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under note payable to bank	(145,313)	257,000
Net proceeds from rights and warrants exercised	1,024,236	—
Payments on long-term obligation	(30,587)	(7,148)

NET CASH PROVIDED BY FINANCING ACTIVITIES	848,336	249,852

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,329,426	457,975
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	303,160	71,125

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,632,586	$529,100

See accompanying notes to condensed financial statements.

OXBORO MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2000

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

    Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. These reclassifications had no effect on net income or shareholders' equity.

Note 2—Inventories

	June 30, 2000	September 30, 1999
Inventories consist of:
Raw materials	$510,238	$309,956
Finished goods	339,055	357,865

	$849,293	$667,821

Note 3—Net Income (Loss) Per Share

    The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months and the nine months ended June 30, 2000, 187,721 and 131,810 shares of common stock equivalents, respectively, were included in the computation of diluted net income per share. For the three months and the nine months ended June 30, 1999, the Company reported a net loss and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company had reported net income in the three months and the nine months ended June 30, 1999, no common share equivalents would have been included in the computation of diluted net income per share.

    Options to purchase 56,400 and 36,400 shares of common stock with a weighted average exercise price of $6.17 and $6.81 were outstanding at June 30, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for such periods.

Note 4—Sale of Oxboro Outdoors, Inc.

    On June 30, 1999, the Company sold the stock of its subsidiary, Oxboro Outdoors, Inc., a maker of outdoor recreational products, for $385,000 in cash, a 9% promissory note of $265,000 and, less a contingency reserve of $20,000, the assumption of liabilities of approximately $87,000. The promissory note has been satisfied as of June 30, 2000.

Note 5—Income Taxes

    The Company utilized net operating loss carryforwards to offset income tax expense during the three and nine months ended June 30, 2000. Accordingly, the Company did not report income tax expense.

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

    The Company completed the rights offering on November 30, 1999. Additional rights sold in the period from October 1, 1999 to November 30, 1999 totaled 295,767, which resulted in the issuance of 591,534 shares of common stock and warrants to purchase 295,767 additional shares of common stock. Net proceeds from the sale of rights and warrants during the nine months ended June 30, 2000, totaled $1,024,236.

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

Results of Operations

    Net sales for the nine-month period ended June 30, 2000 were $3,447,231 as compared to $3,395,014 for the corresponding period in the previous fiscal year. This represents an increase of approximately 1.5%. Continued competition and pricing pressure have constrained revenue growth in the Company's existing product lines; however several new products have recently been added and the Company expects these new products, together with future additions to contribute to sales growth in the future.

    Gross profit as a percent of net sales for the first nine months of fiscal 2000 and 1999 was 68.4% and 56.5%, respectively. The increase in gross profit percentage for fiscal year 2000 results from a decrease in labor and overhead costs from the prior year. In the prior year, labor and overhead were unusually high due to activities related to obtaining ISO 9000 and CE Mark certification.

    During the first nine months of fiscal 2000, selling, general and administrative ("SG&A") expenses decreased by 11.2%, or $216,746, compared to the first nine months of fiscal 1999. This decrease is primarily the result of a reduction in legal and consulting expenses pertaining to management changes during fiscal 1999.

    Income from continuing operations for the first nine months of fiscal year 2000 was $726,944 as compared to a loss of $82,515 in the same period of fiscal 1999. The increase is mainly due to the improvement in gross profit and the decrease in SG&A expenses.

    On June 30, 1999, the Company sold its subsidiary, Oxboro Outdoors, Inc. Accordingly, the activity of Oxboro Outdoors, Inc. through that date is reported as a discontinued operation.

Liquidity and Capital Resources

    The Company has typically financed its operations through internal working capital and a bank line of credit. Financing of its building has been through long-term bank financing. At June 30, 2000, the balance of the mortgage is shown as currently maturing due to a balloon feature payable June 1, 2001. Although not assured, the Company expects to negotiate long-term financing to replace the existing mortgage before its maturity and believes it has adequate capital to meet its cash requirements for the next twelve months. As of June 30, 2000, the Company had working capital of $2,503,954 as compared to $1,515,848 at September 30, 1999, and long-term debt of $60,474. As of June 30, 2000, the Company had $1,632,586 in cash as compared to $303,160 at September 30, 1999.

    During the nine months ended June 30, 2000, the Company generated $444,203 in net cash from operating activities primarily due to net income and receipt of income taxes receivable offset by the payment of accrued consulting fees and purchases of inventory. The Company generated $36,887 from investing activities during the nine months ended June 30, 2000, primarily due to the proceeds from the disposal of Oxboro Outdoors, Inc. offset by the purchases of equipment. The Company generated $848,336 in cash from financing activities due to the net proceeds from its stock rights offering completed on November 30, 1999 offset by repayment of the bank line-of-credit outstanding at September 30, 1999.

    As of June 30, 2000, the Company had $550,000 available at the rate of prime plus .50% under a line of credit agreement which expires March 31, 2001. No amounts were outstanding on this line of credit at June 30, 2000, a decrease of $145,313 from September 30, 1999.

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

PART II—OTHER INFORMATION

Item 5. Other information

    On March 30, 1999, Larry A. Rasmusson, our former Chief Executive Officer and a former director of Oxboro, notified us that he believed we were in default on exclusive license agreements that we executed with him relating to some of our medical products, including bulldogs, fabric ties, Radiopaque fabric clamp covers, bulk and fabric tape, loops, surgical booties, various types of instrument and specialty guards, a tape stripper, patient hangars and patient care holders. As a result, Mr. Rasmusson has taken the position that the rights to these medical products have reverted back to him. We believe we are not in default. Mr. Rasmusson has not initiated legal action to terminate the royalty agreements, but if he were to do so we would aggressively defend ourselves in such action and would challenge the validity of such agreements. In that event, and if necessary and appropriate, we will seek to terminate such agreements and take whatever other actions may be appropriate, including commencing litigation, to terminate the agreements or have them declared invalid or both. If, however, the royalty agreements are found valid, and any resulting litigation is determined adversely to us, we may lose the right to manufacture and distribute products related to the royalty agreements. This would have a substantial negative impact on our revenues and profits until we were able to acquire or develop alternate products.

Item 6. Exhibits and Reports on Form 8-K:

  (a)
  Exhibits:

    Exhibit 27.1  Financial Data Schedule

  (b)
  Reports on Form 8-K:

    No reports on Form 8-K were issued during the quarter ended June 30, 2000.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2000	OXBORO MEDICAL, INC.
By: Matthew E. Bellin, President (Principal Executive Officer)
Date: August 11, 2000	By: Linda Erickson, Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

OXBORO MEDICAL, INC. INDEX TO FORM 10-QSB
SIGNATURES