Form 10KSB
period 2000-09-30
OXBORO MEDICAL INC
filed 2000-12-28
CIK 350557

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2000
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                to

Commission File Number 0-18785

OXBORO MEDICAL, INC.
(Name of small business issuer in its charter)

Minnesota (State or Other Jurisdiction of Incorporation or Organization)	41-1391803 (I.R.S. Employer Identification No.)

13828 Lincoln Street N.E., Ham Lake, Minnesota 55304
(Address of Principal Executive Offices, including Zip Code)

(763) 755-9516
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.01 Per Share
 (Title of Class)
One-Year Common Stock Purchase Warrant
(Title of Class)
Three-Year Common Stock Purchase Warrant
(Title of Class)

   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes /x/   No/ /

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   / /

   The issuer's revenues for its most recent fiscal year were $4,587,126.

   Based upon the closing price of the issuer's Common Stock as reported by The Nasdaq Small-Cap Stock Market, the aggregate market value of such Common Stock held by nonaffiliates of the issuer as of December 8, 2000, was approximately $4,585,346.

   The number of shares of the issuer's Common Stock outstanding at December 8, 2000 was 1,779,007 shares.

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

    Forward-looking statements involve risks and uncertainties, including those discussed under "Risk Factors", that could cause actual results to differ materially from those anticipated. Because actual results may differ, readers are cautioned not to place undue reliance on these forward-looking statements. We do not intend to update any forward-looking statements.

Introduction

    Oxboro Medical, Inc. (the "Company" or "Oxboro") was incorporated in Minnesota in 1978. The Company develops, assembles, and markets single-use medical and surgical products.

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

Product Distribution

    Medical products are marketed through Oxboro's telemarketing department directly to hospitals throughout the United States and Canada and through dealers and kit packaging companies domestically. International sales of medical products are made through distributors and accounted for approximately 8% of medical product sales during both fiscal 2000 and 1999.

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

Employees

    As of September 30, 2000, Oxboro employed 46 full-time and 4 part-time employees.

Risks Related to Our Business

    The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

We have sustained losses in the past due to subsidiary operations

    We have incurred substantial losses in recent years that have depleted our working capital and reduced our stockholders' equity. While we generated net income from continuing operations of $904,670 for the fiscal year ended September 30, 2000, we have incurred significant losses in prior years. These losses have resulted principally from expenses incurred in the development of our former subsidiary, Oxboro Outdoors, Inc. ("Oxboro Outdoors"), expenses due to payment of severance packages to our former officers in connection with related proxy litigation and a one-time medical inventory write down of approximately $240,000 in fiscal year 1999. On June 30, 1999, we completed the sale of Oxboro Outdoors. However, prior to the sale and as a result of losses in Oxboro Outdoors, we incurred significant operating losses. We have taken measures to increase our sales revenues and profit margins and expect to show further improvement as a result of the sale of Oxboro Outdoors, however, there can be no assurance that our core business will operate profitably in the future, or that any profits from operations will be significant.

If we cannot maintain adequate operating capital and bank financing, our business will suffer

    Our business plan and financial needs are subject to change depending on, among other things, market conditions, business opportunities and cash flow from operations, if any. We currently have a $550,000 line of credit that will expire on March 31, 2001. There can be no assurance that this line of credit will be extended beyond March 31, 2001. As of September 30, 2000, we had no outstanding balance on the line of credit. We expect to continue to borrow against this line of credit in the future. However, there can be no assurance that we will have sufficient resources in the future to fulfill our obligations in a timely manner under the current loan agreement. Failure to meet our loan obligations would have a material adverse effect on our business.

If we do not remain competitive in the markets we serve, our business will be adversely affected

    There is growing pressure on healthcare providers in general, and the surgical area in particular, to reduce costs. The trend is towards hospitals purchasing through buying groups and other large distributors, which generally occurs at lower prices than selling direct to the customer. This trend will make it difficult to maintain and grow sales at our historic profit margins. If we are not able to introduce new products into such an economic environment and compete at prices lower than that charged by other larger distributors, our business will be adversely affected.

We are dependent on our management and key personnel to succeed

    We depend on the extensive experience in sales of medical products of our principal executive officers and key personnel. Our business requires significant research and development efforts to bring our products to market. Our continued success also depends on the ability of our marketing and sales program to implement and close the sales. The loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel on acceptable terms, could impede the achievement of our business objectives and have a material adverse effect on our business.

The pricing strategies of our competitors and our response to those strategies may result in a decline in our revenues

    The medical products market is extremely competitive. We believe that the principal competitive factors in our market are selection, price, customer service, convenience, product quality, reliability and speed of order fulfillment. Among our direct competitors are firms with longer operating histories, larger customer bases, greater financial and marketing capability, and greater resources and experience than us. We compete with companies such as Scanlon Instruments, Key Surgical and Healthmark. In addition, our competitors are often able to offer lower prices to customers. Competition from these competitors could limit our market penetration and market share. These factors may have an adverse impact upon our business.

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

The success of competitive products could have an adverse effect on our business

    The medical products industry is intensely competitive and hospitals have a wide variety of product choices and technologies from which to choose. The success of any competing alternative product to those provided by Oxboro could have a material adverse effect on our business, financial condition and results of operations. Our competitors are companies with substantially greater financial capabilities for product development and marketing and can therefore market their products or procedures to hospitals and the medical community more effectively than we could. In addition, companies having proprietary rights to the products we sell could choose to market their products directly to our customers and competitors selling the same or similar products may duplicate our marketing methods and reduce our ability to effectively sell our product lines. The success of alternative products or of competitors selling those products will have a material adverse impact on our business.

If we fail to acquire products or develop new products, our business will be adversely affected

    We believe that some new products may offer us increased revenue and market penetration, as well as allow us to compete more effectively in our markets. Some of our revenue is used to acquire product lines and develop new products and we are currently evaluating several product lines. We cannot assure you that we will use our revenue effectively in evaluating or acquiring new products. Further, the Company often evaluates new products to offer its customers, but there can be no assurance that we will be able to acquire or successfully develop these new products. Failure to take advantage of opportunities to offer new products, failure to acquire new products that are accepted by the market or inefficient use of resources to evaluate or acquire new products will have a material adverse impact on our business.

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

Changes in government regulation of the products we sell may negatively affect our business

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

ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's office, manufacturing, and warehouse facilities are located in a 30,000 square foot building on 2.41 acres in Ham Lake, a suburb of Minneapolis, Minnesota. The building is approximately 10 years old. See Notes 9 and 17 of Notes to Consolidated Financial Statements (included in Item 7 hereof) regarding the terms of a mortgage on the property and the proposed refinancing.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on The Nasdaq SmallCap Market. The following table sets forth the quarterly high and low closing bid prices for the Company's Common Stock for each quarter of the past two fiscal years as reported by Nasdaq. Such closing bid quotations reflect inter-dealer prices, without mark-up, markdown or commission and may not represent actual transactions. All prices have been adjusted to reflect the Company's 1-for-5 reverse stock split effected August 13, 1999.

	High	Low
Fiscal 2000
First Quarter	$4.0625	$2.0000
Second Quarter	5.7500	3.5000
Third Quarter	5.0313	4.0625
Fourth Quarter	4.3750	3.5000
Fiscal 1999
First Quarter	9.0625	5.0000
Second Quarter	7.5000	5.6250
Third Quarter	6.2500	4.6875
Fourth Quarter	5.3125	2.8750

    As of December 8, 2000, there were approximately 238 holders of record of Common Stock. As of December 8, 2000, there were approximately 12 registered holders of three year warrants, or "incentive warrants," for the purchase of Common Stock of the Company. The Company has paid no cash dividends on its Common Stock and does not intend to pay any dividends in the future.

Recent Sales of Unregistered Securities

    The Company issued a warrant dated November 17, 2000, for the purchase of the Company's Common Stock to each of two rights warrant holders who had exercised their rights warrants prior to the commencement of the incentive warrant offering. One warrant was for the purchase of 2,177 shares of the Company's Common Stock; the other was for the purchase of 4,800 shares of the Company's Common Stock. Except that the warrants are unregistered and not freely transferable, the terms of the warrants are governed in all respects by the warrant agreement dated August 23, 2000 between the Company and its transfer agent, Wells Fargo Shareowner Services, relating to the warrants offered by the Company in the incentive warrant offering. The Board of Directors determined that, based upon considerations of equity and fairness, it would offer the warrants to the two rights holders for no consideration, just as the incentive warrants were offered to rights holders generally. The Company believes this issuance of securities is exempt from registration under Section 4(2) of the Securities Act of 1933.

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

    On December 3, 1999, the Company consummated the sale of 888,590 shares of its Common Stock and 444,295 warrants immediately exercisable for Common Stock pursuant to the offering, resulting in gross proceeds of $1,110,738, plus $11,275 paid on exercise of 4,100 warrants for purchase of an additional 4,100 shares of Common Stock. Net proceeds to the Company after payment of expenses associated with the offering were $1,071,944. Of that amount, approximately $200,000 has been used for working capital and the remainder has been used to purchase available-for-sale securities.

Securities Issued in Incentive Warrant Offering

    On August 23, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-3 (File No. 333-43616) relating to the offering of 417,794 three year common stock purchase warrants, the "incentive warrants" and 417,794 shares of the Company's Common Stock issuable upon exercise of the Common Stock purchase warrants issued in connection with the Company's September 1, 1999 rights offering, or the "rights warrants." The aggregate offering price of the securities registered was $1,671,176.

    The Company offered one incentive warrant to each holder of the rights warrants. For each rights warrant which was properly exercised after August 23, 2000 and on or before September 30, 2000, the Company issued one incentive warrant to the rights warrant holder at no cost. The rights warrants were exercisable at a price of $2.75 per share of Common Stock. The incentive warrants have a term of three years and will expire on September 29, 2003. The incentive warrants may be exercised at an exercise price of $4.00 per share of Common Stock. Each incentive warrant entitles the holder to receive the one share of Common Stock of the Company upon exercise.

    On October 16, 2000 the incentive warrant offering was extended from September 30, 2000 until October 20, 2000 to accommodate warrant holders who were unable to exercise their rights warrants during the initial offering period as a result of administrative difficulties discovered by the Company following the termination of the initial offering period. The incentive warrant offering terminated on October 20, 2000.

    Gross proceeds from the exercise of the rights warrants were approximately $1,159,000. As a result of the incentive warrant offering and the exercise of rights warrants, the Company issued an additional 392,435 shares of its Common Stock. After payment of legal fees, printing costs and expenses associated with the offering, net proceeds to the Company were $1,081,995.

    The Company has applied all of the proceeds to short term investment grade securities pending their application in the business. The Company currently has no specific plans as to the use of these proceeds.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

    On June 30, 1999, the Company sold its wholly-owned subsidiary, Oxboro Outdoors, Inc., for $385,000 in cash, a 9% promissory note of $265,000, subject to certain adjustments, and the assumption of liabilities of approximately $87,000. Because the final sale price was subject to certain adjustments, the Company established a reserve and as a result, reported a third quarter loss on the sale of $102,045. At the end of the fiscal year ended September 30, 1999, the final sale price of Oxboro

Outdoors was agreed upon, thereby eliminating the need for the reserve. This resulted in a gain from discontinued operations of $105,000 in the fourth quarter of 1999. The Company received a $175,000 payment on the promissory note in October 1999, with the remaining balance of $70,000 plus interest due December 31, 1999. By September 30, 2000, the promissory note had been paid.

    Net sales of medical and surgical products for the Company were $4,587,126 in fiscal 2000 compared to $4,513,424 in fiscal 1999, an increase of approximately 1.6% due to a slight increase in units sold. Competition and the greater emphasis on controlling costs in the health care industry represent ongoing challenges to the Company.

    Gross margin on net sales of medical and surgical products was 65.9% in fiscal 2000 compared to 61.4% in fiscal year 1999. The increase in gross margin percentage is primarily due to inventory write off adjustments and higher labor costs in fiscal year 1999.

    During fiscal 2000, selling, general and administrative ("SG&A") expenses decreased by 12.8%, or $328,017 as compared to fiscal 1999. For fiscal year 2000, SG&A expenses represented approximately 48.7% as a percentage of sales. The decrease in SG&A expenses is primarily due to a reduction in consulting expenses and legal fees. The Company's interest expense decreased by approximately $71,459 as a result of lower average borrowings on its line of credit.

    In fiscal 2000, the Company's net income from continuing operations was $904,670 as compared to net income from continuing operations of $74,074 in fiscal 1999.

Liquidity and Capital Resources

    As of September 30, 2000, the Company had working capital of $2,602,601 as compared to $1,515,848 at September 30, 1999. Also, at September 30, 2000, the Company had $379,551 in long-term debt and $461,108 in cash and cash equivalents.

    During the year ended September 30, 2000, the Company provided $628,308 net cash from operating activities primarily as a result of income from continuing operations and changes in working capital components.

    The Company used $1,357,725 in net cash in investing activities during the fiscal year ended September 30, 2000, primarily due to purchases of available-for-sale securities, including purchases of common stock of Minntech Corporation.

    During the fiscal year ended September 30, 2000, net cash provided by financing activities was $887,365, resulting from decreased borrowings on the Company's line of credit and $1,071,944 proceeds from the exercise of stock rights. The Company has a line of credit facility, pursuant to which it can borrow up to $550,000 subject to certain terms and conditions related to the Company's financial performance. Outstanding balances are subject to an annual interest rate of 0.5% over the bank's prime rate (9.25% at September 30, 1999) and are secured by all of the Company's assets. As of September 30, 2000, there was no outstanding balance, however outstanding balances would be subject to an interest rate of 0.5% over the bank's prime rate (10% at September 30, 2000). This credit facility expires in March 2001 and the Company intends to replace the credit facility with a similar agreement prior to that time, although no such agreement is presently in place.

    As described above, on August 23, 2000, the Company effected an offering of incentive warrants to rights warrants holders who exercised their rights warrants on or before September 30, 2000. The incentive warrant offering was extended until October 20, 2000. The incentive warrant offering resulted in net proceeds to the Company of $1,081,995 after payment of legal fees, printing costs and other expenses. The Company has applied all of the proceeds to short term investment grade securities pending their application in the business. The Company currently has no specific plans as to the use of these proceeds.

    During fiscal year 2001, the Company currently expects to spend approximately $150,000 on capital improvements. We believe we have the financial resources to meet our future business requirements for at least the next twelve months.

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

    During 1999 the Company replaced most of its computer systems with new hardware and software. To date the Company's expenditures for Year 2000 compliance have been minimal. It is the Company's belief that all critical computer systems and equipment with embedded systems are Y2K compliant. To date the Company has experienced no problems with its computer systems relating to the Year 2000 issue. The Company does business with other entities which may or may not be Year 2000 compliant, however the Company has experienced no problems with any of these other companies relating to the Year 2000 issue. If any Year 2000 issues arise, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

ITEM 7.  FINANCIAL STATEMENTS

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On March 16, 2000, the Company dismissed Grant Thornton LLP as its independent accountants. The decision to change accountants was recommended by our Board of Directors.

    In connection with the audits of the fiscal years ended September 30, 1999 and 1998, and in the subsequent interim period through the date of dismissal, there were no disagreements with Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Grant Thornton LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

    Grant Thornton LLP's report on the consolidated financial statements as of and for the years ended September 30, 1999 and 1998, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope, or accounting principles.

    The Company has requested and Grant Thornton LLP has furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements. A copy of such letter, dated March 22, 2000, was filed as Exhibit 1 to our Current Report on Form 8-K filed on March 23, 2000.

    On March 16, 2000, Oxboro engaged Lund Koehler Cox & Arkema LLP as its new independent accountants.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table provides information about the Company's directors and executive officers:

Name	Age	Position	Director Since
J. David Berkley	52	President	—
Gary W. Copperud(2)	42	Director	1998
Kenneth W. Brimmer(2), (4)	45	Director	1998
Gervaise Wilhelm(1)	57	Director	2000
Allan D. Anderson(3)(4)	47	Director	2000

(1)
Class I Director, term expires 2003.

(2)
Class II Director, term expires 2001.

(3)
Class III Director, term expires 2002.

(4)
Member of the Audit Committee

    J. David Berkley.  (President). Mr Berkley has served as the President of the Company since October 16, 2000. Prior to joining the Company, Mr. Berkley was employed in various capacities by Minnesota Mining and Manufacturing Company (3M) from 1977 to 1999. Mr. Berkley was the Executive General Manager of 3M's Security Market Center in 1999. From 1997 to 1999 he served as the Vice President, Strategic Development, Health Care of 3M. From 1995 to 1997, he was 3M's Vice President, Medical Surgical Markets Division. Mr. Berkley was the General Manager of 3M's Consumer Professional Health Care Division from 1993 to 1995.

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

    Kenneth W. Brimmer.  (Class II Director). Mr. Brimmer has been a director of the Company since February 1998 and served as its interim Chief Executive Officer from October 2000 to November 18, 2000. Mr. Brimmer presently serves as Chairman, CEO and Director of Active IQ Technologies, Inc. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception in 1995. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 until April 1997, serving as Special Assistant to the Chairman and CEO, Lyle Berman. Mr. Brimmer currently serves on the board of directors of Rainforest Cafe, Inc., New Horizons Kid Quest, Inc., and Hypertension Diagnostics, Inc., where he is also Chairman.

    Gervaise Wilhelm.  (Class I Director). Ms. Wilhelm has been a partner with Surgical Safety Associates, a manufacturer of surgical safety disposable devices, since October 1999. Since 1997, Ms. Wilhelm has also served as a consultant to start-up medical device companies, including companies operating in the medical specialty areas of urology, surgery, cardiology, gastroenterology and critical care medicine. From 1994 to 1997, Ms. Wilhelm served as president and chief executive officer of Internventional Innovations, Inc., now KRT Corp., a medical device company. Ms. Wilhelm currently serves on the board of directors of Paradigm Diagnostics LLC.

    Allan D. Anderson.  (Class III Director). Mr. Anderson has been a director of the Company since October 2000. Mr. Anderson is currently President of RiverBend Solutions ("RiverBend"), having served in that capacity since August 2000. He is also the Chief Financial Officer of RiverBend, appointed in January 2000. He has also been a director of RiverBend since 1995. RiverBend provides processing and customer services to not-for-profit credit counseling agencies and their clients. Mr. Anderson was the President of Metropolitan Financial Management, Inc. from 1997 to 1999 and served as its Treasurer from 1995 to 1999. He was a director of Metropolitan Financial Management, Inc. from 1991 through 1999. Prior to joining Metropolitan, he was the Chief Financial Officer of Pan Am Systems, Inc. from 1994 through 1995.

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

Section 16(a) Beneficial Ownership Reporting Compliance

    Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders (insiders) of the Company are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in the Company's Common Stock. To the Company's knowledge, all insiders of the Company made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2000, except that Messrs. Brimmer and Copperud failed to timely file one Form 4 relating to their acquisition of warrants during our incentive warrant offering.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth the aggregate compensation for the years indicated for the Company's executive officers who received salary and bonus in excess of $100,000.

Summary Compensation Table

Long-Term Compensation Awards Securities Underlying Options
Fiscal Year Ended September 30
Annual Compensation
All Other Compensation
Name and Principal Position		Salary	Bonus
Matthew E. Bellin(1) President, Chief Operating Officer and Chief Financial Officer	2000 1999 1998	$129,574 61,539 —	$10,000 — —	— — —	— — —
Kenneth Brimmer(2) Chief Executive Officer	2000 1999 1998	— — —	— — —	— — —	— — —

(1)
Mr. Bellin became President and Chief Operating Officer and Chief Financial Officer on February 15, 1999 and ceased serving in that capacity effective September 18, 2000.

(2)
Mr. Brimmer served as the Company's Chief Executive Officer from October 2000 to November 18, 2000.

    The following table provides information about each stock option grant made during the fiscal year ended September 30, 2000 to the named executive officers. All share amounts and share prices reflect a 1-for-5 reverse stock split effected by the Company on August 13, 1999.

Option Grants In Fiscal Year 2000

Name	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price Per ($/Share)	Market Price on Date of Grant	Expiration Date
Matthew E. Bellin	65,000	(1)	68%	$3.50	$5.00	4/6/2001
	20,000	(2)	20%	$3.50	$5.00	1/6/2001
Kenneth W. Brimmer	0		—	—	—	—

(1)
Mr. Bellin's resigned from his position of President of the Company effective October 6, 2000. As of that date options for the purchase of 52,000 shares of our Common Stock were unvested and expired. The remaining options for the purchase of 13,000 shares of our Common Stock are fully vested and will expire on April 6, 2001.

(2)
Mr. Bellin's resigned from his position of President of the Company effective October 6, 2000. As of that date options for the purchase of 16,000 shares of our Common Stock were unvested and expired. The remaining options for the purchase of 4,000 shares of our Common Stock are fully vested and will expire on January 6, 2001.

    The following table summarizes stock option exercises during the fiscal year ended September 30, 2000 and the total number of options held at the end of fiscal year 2000 by the named executive officers.

Aggregated Option Exercises in Fiscal Year 2000 and
Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options at September 30, 2000
							Value of Unexercised In-the-Money Options at September 30, 2000
	Shares Acquired on Exercise(1)
		Value Realized
Name			Exercisable		Unexercisable		Exercisable	Unexercisable
Matthew E. Bellin	—	$—	17,000	(1)	68,000	(1)	$4,875	$19,500
Kenneth W. Brimmer	—	$—	—		—		—	—

(1)
As a result of Mr. Bellin's resignation as President of the Company effective October 6, 2000, all unvested options previously granted to him expired upon the date of his resignation. As of October 6, 2000, Mr. Bellin held vested options for the purchase of 17,000 shares of our Common Stock.

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

    Mr. Bellin ceased serving as an officer of the Company effective October 6, 2000. In connection with his resignation, he executed a letter agreement dated October 12, 2000 with the Company. The letter agreement provided that, in exchange for consulting services to the Company, Mr. Bellin would be paid his usual salary through December 1, 2000. The letter agreement also summarized the exerciseability of nonqualified options granted to Mr. Bellin on February 15, 1999; options which were not vested as of October 6, 2000 expired. Of the nonqualified options granted to Mr. Bellin on February 15, 1999, options for the purchase of 13,000 shares of our Common Stock were vested as of October 6, 2000 and may be exercised, if at all, on or before April 6, 2001 and additional options to purchase 4,000 were vested as of October 6, 2000 and may be exercised, if at all, on or before January 6, 2001. In the letter agreement, Mr. Bellin also agreed to release the Company and its affiliates from certain claims.

    The Company and J. David Berkley entered into an agreement dated October 31, 2000, effective October 16, 2000 under which Mr. Berkley agreed to serve as the President of Oxboro Medical, Inc. on an "at will" basis. The Agreement provided for an annual salary of $150,000, with a salary review at the end of the first year. Mr. Berkley would also be eligible for a bonus of up to 100% of his salary, based upon the performance of the Company.

    As part of Mr. Berkley's compensation, he received options to purchase 100,000 shares of the Common Stock of the Company. The options are exercisable at $3.75 per share. The options vest on the seventh anniversary of employment; however, vesting is accelerated if the Company reaches certain performance goals.

Outside Director Compensation

    Each director of the Company who is not an employee receives $1,000 per quarter and the Chairman of the Board receives $1,250 per quarter. The aggregate fees paid to non-management directors for services rendered for the years ended September 30, 2000 were approximately $17,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table presents, as of December 8, 2000, certain information regarding beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each director and executive officer of the Company; and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 13828 Lincoln Street N.E., Ham Lake, MN 55304.

Name of Beneficial Owner	Shares of Common Stock(1)		Shares Acquirable within 60 days		Total	Percentage Beneficially Owned
Matthew E. Bellin	21,544	(2)	17,000		38,544	2.1%
J. David Berkley	0		0		0	*
CMM Properties LLC	473,402	(3)	134,879	(4)	608,281	31.8%
Kenneth W. Brimmer c/o Active IQ Technologies, Inc. Suite 1500 601 Carlson Parkway Minnetonka, Minnesota 55305	252,526	(5)	77,842	(6)	330,368	17.8%
Gervaise Wilhelm	5,000		10,000		15,000	*
Allan D. Anderson	0		5,000		5,000	*
All Officers and Directors as a Group (5 persons)	752,472		244,721		997,193	49.3%

*
Denotes less than 1% ownership.

(1)
Except as noted, all shares beneficially owned by each person as of the record date were owned of record, and each person had sole voting power and sole investment power for all such shares beneficially held.

(2)
Includes 13,544 shares of Common Stock as to which Mr. Bellin has shared voting and dispositive power with his wife.

(3)
Mr. Copperud, one of our directors, is the President of CMM Properties LLC.

(4)
Includes options to purchase 5,000 of the Company's Common stock held by Mr. Copperud individually.

(5)
Includes 30,215 shares beneficially owned by Mr. Brimmer through his IRA. Includes 64,000 shares over which Mr. Brimmer shares voting and dispositive power with his wife. Also includes 30,215 shares beneficially owned by Mr. Brimmer's wife in her IRA.

(6)
Includes 9,405 warrants beneficially owned by Mr. Brimmer through his IRA. Includes 16,000 warrants held jointly by Mr. Brimmer and his wife. Includes 9,405 warrants held by Mr. Brimmer's wife through her IRA.

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

    License Agreements.  Pursuant to an exclusive license agreement, Mr. Rasmusson, as licensor, granted the Company, as licensee, the exclusive right to make, use, and sell certain medical products and to receive information and assistance from Mr. Rasmusson to make, use and sell the products. Mr. Rasmusson is to receive royalties in the amount of 4% of the "net sales price" (as defined) of all licensed products sold. Royalties continue for the life of the product. If at any time a product covered by the agreement is no longer sold by the Company (defined as a reduction by 50% in sales from the previous calendar year), the license will no longer be exclusive as to that product. The agreement contains a provision for increasing the royalty amount if royalty rates paid by the Company to others for similar products are higher than 4%. The agreement also provides that upon the termination of the employment of a former officer, the royalty will be increased from 4% to 6% on certain products, and Mr. Rasmusson and the former officer will each receive royalties of 3% on sales of such products. During fiscal 2000 and 1999, Mr. Rasmusson earned $44,076 and $40,881, respectively, in royalties under this agreement.

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

    Split Dollar Insurance.  The Company adopted split dollar life insurance plans for the benefit of Mr. Rasmusson. Prior to September 1, 1998 and under the terms of Mr. Rasmusson's plan, the Company paid the annual premiums on two $500,000 insurance policies (the "Policies") on his life. The Policies are whole life policies on which all premiums were paid by the Company and income is imputed to the insured in an amount equal to the term rate for his insurance as established by the insurer. The Policies are owned by Mr. Rasmusson. The plan was designed so that the Company will recover all premium payments, interest, and advances made by it on account of the Policies. The Company's interest in the premium payments, interest, and advances made with respect to the Policies are secured by a collateral assignment of the Policies. Upon the death of Mr. Rasmusson, the Company will be reimbursed from the insurance proceeds paid to the beneficiaries in an amount equal to the total premiums, interest, and advances made by the Company with respect to the Policies. In the event the Policies are surrendered for their cash surrender value at some date in the future, the Company will be reimbursed for the premiums it has paid on the Policies, plus interest. Premiums paid in fiscal 2000 and 1999 on behalf of Mr. Rasmusson totaled $47,775 and $47,095, respectively. Effective September 1, 1998, pursuant to the terms of the Mutual Release & Noncompetition Agreement, the two Policies will be maintained by the Company so long as Mr. Rasmusson pays and maintains his portion of the monthly premiums on said Policies in a timely manner. If the Company fails to maintain payments or terminates either or both of said Policies or if the Policies cancel or terminate for any reason other than Mr. Rasmusson's death, Mr. Rasmusson shall receive all of the cash value and/or termination value. Upon Mr. Rasmusson's death, the benefits under the Policies are to be paid out according to their terms.

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

Transactions with Directors

    On April 20, 1999, the Company granted immediately exercisable options to Kenneth W. Brimmer, John E. Sayer and Gary W. Copperud in connection with their service as non-management directors, each for purchase of 4,000 shares at a purchase price of $5.00 per share. The Company also granted an immediately exercisable option to Robert S. Garin to purchase 1,000 shares of Common Stock at a purchase price of $5.00 per share for his service as a non-management director.

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

    On September 22, 2000, a Schedule 13D was filed with the Securities and Exchange Commission on behalf of the Company, Kenneth W. Brimmer and Gary Copperud relating to their respective interests in Minntech Corporation. Messrs. Brimmer and Copperud are two of our directors. The Company reported that, as of September 12, 2000, it had aquired a 3% interest in Minntech Corporation through open market purchases of 200,000 shares that company's common stock. As disclosed in the Schedule 13D, the Company would beneficially own 5.7% if the Company's shares were aggregated with those owned by Kenneth W. Brimmer and Gary Copperud. The Company disclaims ownership of the shares held by Messrs Brimmer and Copperud.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    The following Exhibits are included with this annual report on Form 10-KSB pursuant to Item 601 of Regulation S-B:

Exhibit Number	Description
2.1	Agreement for Purchase and Sale of Stock, effective June 30, 1999, by and between the Company and John McGuire, Stephen Kaminski and Charles Kruse (incorporated by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 1999 as filed with the Securities and Exchange Commission (the "Commission") on August 13, 1999 (the "June 1999 Form 10-QSB")).
2.2	Promissory Note dated June 30, 1999, issued to the Company by John McGuire, Stephen Kaminski and Charles Kruse, in the principal amount of $265,000 (incorporated by reference to Exhibit 2.2 to the Company's June 1999 Form 10-KSB).
3.1	Composite Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).
3.2	Amended and Restated Bylaws effective February 23, 1995 (incorporated by reference to Exhibit 3.1(b) to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1998 (the "1998 Form 10-KSB") ).
4.1	Form of Rights Subscription Certificate (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-3 (File No. 333-83469) filed on July 22, 1999, as amended (the "1999 Form S-3") ).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4(b) to the 1999 Form S-3).
4.3	Warrant Agreement between the Company and Norwest Bank Minnesota, N.A. dated September 30, 1999 with respect to the rights offering (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999 (the "1999 10-KSB")).
4.4	Specimen Warrant Certificate of the Company (incorporated by reference to Exhibit 4(e) to the 1999 Form S-3).
4.5	Warrant Agreement between the Company and Wells Fargo Bank Minnesota, N.A. dated August 23, 2000 (incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-3 (File No. 333-43616) filed on August 11, 2000 (the "2000 Form S-3")).
4.6	Form of Warrant Certificate (incorporated by reference to Exhibit 4(e) to the 2000 Form S-3).
10.1*	Transfer of Technology Agreement by and between Project Heart Limited Partnership and LexTen, Inc., effective September 30, 1997 (incorporated by reference to Exhibit 10.1 to the Company's 1998 Form 10-KSB).
10.2*	Termination of Stock Award Agreement effective September 30, 1997, between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-KSB).
10.3(a)*	Exclusive License Agreement between the Company and Larry Rasmusson dated April 1, 1990 (the "Exclusive License Agreement")(incorporated by reference to Exhibit 10.3(a) to the 1998 Form 10-KSB).

10.3(b)*	First Amendment to Exclusive License Agreement effective November 8, 1995 (incorporated by reference to Exhibit 10.3(b) to the 1998 Form 10-KSB).
10.3(c)*	Second Amendment to Exclusive License Agreement effective September 1, 1998 (incorporated by reference to Exhibit 10.3(c) to the 1998 Form 10-KSB).
10.4(a)*	Employment Agreement between the Company and Larry A. Rasmusson dated April 1, 1993 (incorporated by reference to Exhibit 10.4(a) to the 1998 Form 10-KSB).
10.4(b)*	First Amendment to Employment Agreement effective December 21, 1993 (incorporated by reference to Exhibit 10.4(b) to the 1998 Form 10-KSB).
10.4(c)*	Second Amendment to Employment Agreement effective October 1, 1997 (incorporated by reference to Exhibit 10.4(c) to the 1998 Form 10-KSB).
10.4(d)*	Third Amendment to Employment Agreement effective February 25, 1998 (incorporated by reference to Exhibit 10.4(d) to the 1998 Form 10-KSB).
10.5(a)*	Exclusive License and Royalty Agreement between Oxboro Outdoors, Inc. and Larry Rasmusson dated April 17, 1993 the ("Exclusive License and Royalty Agreement")(incorporated by reference to Exhibit 10.5(a) to the 1998 Form 10-KSB).
10.5(b)*	First Amendment to Exclusive License and Royalty Agreement effective December 21, 1993 (incorporated by reference to Exhibit 10.5(b) to the 1998 Form 10-KSB).
10.5(c)*	Second Amendment to Exclusive License and Royalty Agreement effective November 8, 1995 (incorporated by reference to Exhibit 10.5(c) to the 1998 Form 10-KSB).
10.5(d)*	Third Amendment to Exclusive License and Royalty Agreement effective February 25, 1998 (incorporated by reference to Exhibit 10.5(d) to the 1998 Form 10-KSB).
10.5(e)*	Fourth Amendment to Exclusive License and Royalty Agreement, effective as of the 1st day of September, 1998 (incorporated by reference to Exhibit 10.5(e) to the 1998 Form 10-KSB).
10.6(a)*	Consulting Agreement effective November 1, 1995, by and between the Company and Larry A. Rasmusson (the "Consulting Agreement") (incorporated by reference to Exhibit 10.6(a) to the 1998 Form 10-KSB).
10.6(b)*	First Amendment to the Consulting Agreement effective October 1, 1997 (incorporated by reference to Exhibit 10.6(b) to the 1998 Form 10-KSB).
10.6(c)*	Second Amendment to the Consulting Agreement effective September 1, 1998 (incorporated by reference to Exhibit 10.6(c) to the 1998 Form 10-KSB).
10.7(a)*	Stock Option Agreement effective August 17, 1995, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.7(a) to the 1998 Form 10-KSB).
10.7(b)*	Stock Option Exercise and Loan Agreement for the Purchase of 20,536 shares of Common Stock of the Company, between Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(b) to the 1998 Form 10-KSB).
10.7(c)*	Secured Promissory Note in the amount of $30,546 to Company from Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(c) to the 1998 Form 10-KSB).
10.7(d)*	Instruments Security Agreement between Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(d) to the 1998 Form 10-KSB).

10.7(e)*	First Amendment to August 17, 1995 Stock Option Agreement by and between the Company and Larry A. Rasmusson effective September 1, 1998 (incorporated by reference to Exhibit 10.7(e) to the 1998 Form 10-KSB).
10.8(a)*	Current Stock Option Agreement effective October 1, 1997, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.8(a) to the 1998 Form 10-KSB).
10.8(b)*	Deferred Stock Option Agreement effective October 1, 1997, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.8(b) to the 1998 Form 10-KSB).
10.8(c)*	Stock Option Exercise and Loan Agreement for the purchase of 200,000 shares of Common Stock of the Company, between the Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(c) to the 1998 Form 10-KSB).
10.8(d)*	Secured Promissory Note in the Amount of $200,000 to Company from Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(d) to the 1998 Form 10-KSB).
10.8(e)*	Instruments Security Agreement between the Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(e) to the 1998 Form 10-KSB).
10.8(f)*	First Amendment to October 1, 1997 Current Stock Option Agreement by and between the Company and Larry A. Rasmusson effective September 1, 1998 (incorporated by reference to Exhibit 10.8(f) to the 1998 Form 10-KSB).
10.9*	Mutual Release and Noncompetition Agreement by and between Larry A. Rasmusson and the Company effective September 1, 1998 (incorporated by reference to Exhibit 10.9 to the 1998 Form 10-KSB).
10.10*	Product Development and Incentive Agreement effective November 8, 1995, be and between the Company and Harley Haase (incorporated by reference to Exhibit 10.10 to the 1998 Form 10-KSB).
10.11*	Royalty Sharing Agreement effective November 21, 1995, by and between the Company, Oxboro Outdoors, Inc., Larry A. Rasmusson and Harley Haase (incorporated by reference to Exhibit 10.11 to the 1998 Form 10-KSB).
10.12*	Settlement Agreement and Mutual Release of Claims by and between Harley Haase and the Company dated June 13, 1997 (incorporated by reference to Exhibit 10.12 to the 1998 Form 10-KSB).
10.13(a)*	Stock Option Exercise and Loan Agreement for the purchase of 40,000 shares of Common Stock of the Company between the Company and Dennis L. Mikkelson dated January 15, 1998 (incorporated by reference to Exhibit 10.13(a) to the 1998 Form 10-KSB).
10.13(b)*	Secured Promissory Note in the amount of $45,000 to the Company from Dennis L. Mikkelson dated January 15, 1998 (incorporated by reference to Exhibit 10.13(b) to the 1998 Form 10-KSB).
10.13(c)*	Instruments and Security Agreement between the Company and Dennis L. Mikkelson dated January 15, 1998 (incorporated by reference to Exhibit 10.13(c) to the 1998 Form 10-KSB).
10.14(a)*	Stock Option Agreement effective June 19, 1997 by and between the Company and John Walter (incorporated by reference to Exhibit 10.14(a) to the 1998 Form 10-KSB).
10.14(b)*	Stock Option Exercise and Loan Agreement for the purchase of 40,000 shares of Common Stock of the Company between the Company and John Walter dated January 15, 1998 (incorporated by reference to Exhibit 10.14(b) to the 1998 Form 10-KSB).

10.14(c)*	Secured Promissory Note in the amount of $43,200 to the Company from John Walter dated January 15, 1998 (incorporated by reference to Exhibit 10.14(c) to the 1998 Form 10-KSB).
10.14(d)*	Instruments and Security Agreement between the Company and John Walter dated January 15, 1998 (incorporated by reference to Exhibit 10.14(d) to the 1998 Form 10-KSB).
10.15*	Nonqualified Stock Option Agreement dated January 28, 1998, between the Company and Robert S. Garin (incorporated by reference to Exhibit 10.15 to the 1998 Form 10-KSB).
10.16*	Nonqualified Stock Option Agreement dated February 20, 1998, between the Company and John Sayer (incorporated by reference to Exhibit 10.16 to the 1998 Form 10-KSB).
10.17*	Temporary Services Agreement effective September 8, 1998 by and between the Company and Critical Care Anesthetists, P.A. and Christopher J. Turnbull (incorporated by reference to Exhibit 10.17 to the 1998 Form 10-KSB).
10.18*	Temporary Services Agreement effective September 17, 1998 by and between the Company and Richard Ulvenes (incorporated by reference to Exhibit 10.18 to the 1998 Form 10-KSB).
10.19*	Letter Employment Agreement dated February 10, 1999 between the Company and Matthew E. Bellin (incorporated by reference to Exhibit 10.19 to the 1999 Form 10-KSB).
10.20*	Employee Noncompetition/Confidentiality Agreement dated February 10, 1999 between the Company and Matthew E. Bellin (incorporated by reference to Exhibit 10.20 to the 1999 Form 10-KSB).
10.21*	Stock Option Agreement, effective as of February 15, 1999, between Matthew E. Bellin and the Company (incorporated by reference to Exhibit 10.21 to the 1999 Form 10-KSB).
10.22*	Non-qualified Stock Option Agreement between Gary W. Copperud and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.22 to the 1999 Form 10-KSB).
10.23*	Non-qualified Stock Option Agreement between Kenneth W. Brimmer and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.23 to the 1999 Form 10-KSB).
10.24*	Non-qualified Stock Option Agreement between Robert S. Garin and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-KSB).
10.25*	Non-qualified Stock Option Agreement between John E. Sayer and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.25 to the 1999 Form 10-KSB).
10.26	Amendment of August 25, 1999 to Restated Term Loan and Credit Agreement dated November 3, 1998 between the Company and Norwest Bank Minnesota, N.A (incorporated by reference to Exhibit 10.26 to the 1999 Form 10-KSB).
10.27*	Agreement dated October 12, 2000 between the Company and Matthew E. Bellin.
10.28*	Agreement dated October 31, 2000 between the Company and J. David Berkley.
21	List of Subsidiaries.
23.1	Consent of Lund Koehler Cox & Arkema, LLP.
23.2	Consent of Grant Thorton LLP.
27.1	Financial Data Schedule.

*
Denotes executive compensation plans and arrangements.

(b) Reports on Form 8-K

    On September 15, 2000, the Company filed a Current Report on Form 8-K relating to its acquisition of 200,000 shares of common stock of Minntech Corporation.

    On September 21, 2000, the Company filed a Current Report on Form 8-K regarding the resignation of Matt Bellin from the office of President effective September 18, 2000. The report also stated that Mr. Brimmer would serve as the interim Chief Executive Officer of the Company until a successor to Mr. Bellin could be appointed. The report further disclosed that John Sayer resigned as a member of the Company's Board of Directors, effective September 30, 2000.

    On October 24, 2000, the Company filed a Current Report on Form 8-K regarding the appointment of Allan D. Anderson to the Board of Directors of the Company as of October 6, 2000. The report also stated that effective October 16, 2000, J. David Berkley would serve as the President of the Company. Further, the report announced the resignation of Linda Erickson from the position of Chief Financial Officer as of October 31, 2000.

OXBORO MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Public Accountants	F-2
Consolidated Financial Statements:
Balance Sheets	F-4
Statements of Operations and Comprehensive Income (Loss)	F-5
Statements of Stockholders' Equity	F-6
Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-8 - F-17

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oxboro Medical, Inc.:

    We have audited the accompanying consolidated balance sheet of Oxboro Medical, Inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Oxboro Medical, Inc. and subsidiaries as of September 30, 2000 and for the year then ended, were audited by other auditors whose report dated November 22, 1999, expressed an unqualified opinion on those statements.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxboro Medical, Inc. and subsidiaries as of September 30, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

LUND KOEHLER COX & ARKEMA, LLP

Minneapolis, Minnesota
November 3, 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Shareholders and Board of Directors
Oxboro Medical, Inc.

    We have audited the accompanying balance sheet of Oxboro Medical, Inc. (formerly Oxboro Medical International, Inc.) as of September 30, 1999, and the related statements of operations and comprehensive income (loss), shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oxboro Medical, Inc. as of September 30, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

Minneapolis, Minnesota
November 22, 1999 (except for Note E,
  as to which the date is December 3, 1999)

OXBORO MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2000 AND 1999

	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$461,108	$303,160
Warrant proceeds due from trustee	1,079,196	0
Rights offering proceeds due from trustee	0	371,320
Accounts receivable, net	708,933	680,542
Note receivable	0	245,000
Inventories, net	761,295	667,821
Income taxes receivable	0	52,758
Deferred income taxes	20,000	94,000
Other current assets	12,269	0

Total current assets	3,042,801	2,414,601
Property and equipment, net	1,132,546	1,041,084
Other assets	1,510,618	100,072

	$5,685,965	$3,555,757

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit—bank	$0	$145,313
Current portion of long-term debt	50,883	44,555
Accounts payable	148,481	230,523
Accrued payroll and related taxes	168,360	78,131
Other accrued expenses	72,476	400,231

Total current liabilities	440,200	898,753
Long-term debt, net of current portion	379,551	427,944
Deferred income taxes	20,000	94,000

Total liabilities	839,751	1,420,697

Stockholders' equity:
Capital stock, $.01 par value, 20,000,000 common shares authorized, 5,000,000 undesignated shares authorized, 1,755,495 and 742,468 common shares issued and outstanding	17,555	7,425
Additional paid-in capital	3,309,069	1,536,580
Retained earnings	1,495,725	591,055
Accumulated other comprehensive income	23,865	0

Total stockholders' equity	4,846,214	2,135,060

	$5,685,965	$3,555,757

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

	2000		1999
	Amount	Percent	Amount	Percent
Sales, net	$4,587,126	100.0	$4,513,424	100.0
Cost of goods sold	1,566,156	34.1	1,741,541	38.6

Gross profit	3,020,970	65.9	2,771,883	61.4
Selling, general and administrative expenses	2,232,984	48.7	2,561,001	56.7

Income from operations	787,986	17.2	210,882	4.7

Other income (expense):
Investment income	88,811	1.9	9,938	0.2
Interest expense	(42,043)	(0.9)	(113,502)	(2.5)
Other income (expense)	69,916	1.5	(33,244)	(0.8)

Total other income (expense)	116,684	2.5	(136,808)	(3.1)

Income from continuing operations before income taxes	904,670	19.7	74,074	1.6
Provision for income taxes	0	0.0	0	0.0

Income from continuing operations	904,670	19.7	74,074	1.6

Loss from discontinued operations:
Loss from operations	0	0.0	(1,024,722)	(22.7)
Gain on disposal	0	0.0	2,956	0.1

Total loss from discontinued operations	0	0.0	(1,021,766)	(22.6)

Net income (loss)	904,670	19.7	(947,692)	(21.0)
Other comprehensive income	23,865	0.5	0	0.0

Comprehensive income (loss)	$928,535	20.2	$(947,692)	(21.0)

Net earnings per share from continuing operations:
Basic	$0.72		$0.16

Diluted	$0.65		$0.16

Net loss per share from discontinued operations:
Basic	$—		$(2.26)

Diluted	$—		$(2.23)

Net earnings (loss) per share:
Basic	$0.72		$(2.09)

Diluted	$0.65		$(2.07)

Weighted average common and common equivalent shares outstanding:
Basic	1,259,743		453,152

Diluted	1,392,289		457,382

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Receivable from ESOP	Stock Subscription Receivable	Accumulated Other Comprehensive Income
	Shares	Amount						Total
Balance—September 30, 1998	487,697	$4,877	$1,556,126	$1,538,747	$(174,306)	$(88,200)	$—	$2,837,244
Cancellation of shares relating to stock subscription receivable	(13,800)	(138)	(88,062)	—	—	88,200	—	—
Exercise of stock options	8,000	80	39,920	—	—	—	—	40,000
Shares issued related to rights offering (net of expenses of $150,197)	297,056	2,971	218,152	—	—	—	—	221,123
Return of shares from terminated ESOP	(36,485)	(365)	(189,556)	—	174,306	—	—	(15,615)
Net loss	—	—	—	(947,692)	—	—	—	(947,692)

Balance—September 30, 1999	742,468	7,425	1,536,580	591,055	—	—	—	2,135,060
Shares issued related to rights offering (net of expenses of $38,794)	591,534	5,915	694,709	—	—	—	—	700,624
Exercise of warrants (net of expenses of $77,111)	421,493	4,215	1,077,780	—	—	—	—	1,081,995
Net income	—	—	—	904,670	—	—	—	904,670
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	23,865	23,865

Balance—September 30, 2000	1,755,495	$17,555	$3,309,069	$1,495,725	$0	$0	$23,865	$4,846,214

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

	2000	1999
Cash flows from operating activities:
Net income (loss)	$904,670	$(947,692)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	124,582	146,609
Loss on disposal of property and equipment	0	69,772
Discontinued operations	0	797,583
Changes in operating assets and liabilities:
Accounts receivable, net	(28,391)	(100,453)
Inventories, net	(93,474)	219,059
Income taxes receivable	52,758	(6,000)
Other current assets	(12,269)	(3,123)
Accounts payable	(82,042)	(10,205)
Accrued payroll and related taxes	90,229	(31,544)
Other accrued expenses	(327,755)	(124,713)

Cash flows from operating activities	628,308	9,293

Cash flows from investing activities:
Purchases of property and equipment	(216,044)	(181,855)
Proceeds from sale of subsidiary	0	385,000
Purchases of available-for-sale securities	(1,351,135)	0
Payments received on note receivable	245,000	0
Purchase of other assets	(35,546)	(13,043)

Cash flows from investing activities	(1,357,725)	190,102

Cash flows from financing activities:
Payments on line of credit—bank, net	(145,313)	(143,000)
Payments on long-term debt	(42,065)	(23,785)
Proceeds from long-term debt	0	309,622
Proceeds from exercise of stock options	0	40,000
Proceeds from rights offering, net	1,071,944	0
Proceeds from exercise of stock warrants, net	2,799	0
Expenses related to rights offering	0	(150,197)

Cash flows from financing activities	887,365	32,640

Increase in cash and cash equivalents	157,948	232,035
Cash and cash equivalents, beginning of year	303,160	71,125

Cash and cash equivalents, end of year	$461,108	$303,160

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000 AND 1999

(1)  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Nature of business—Oxboro Medical, Inc. (the Company) was incorporated in Minnesota in 1978. The Company changed its name from Oxboro Medical International, Inc. to Oxboro Medical, Inc. on March 17, 2000. The Company develops, assembles and markets disposable medical products for use in general and cardiovascular surgery. The Company sells its product to customers located throughout the world.

    Principles of consolidation—The consolidated financial statements include the accounts of Oxboro Medical, Inc. and its wholly-owned subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.) and Oxboro Outdoors, Inc. On June 30, 1999, Oxboro Outdoors, Inc. was sold (see Note 2). Oxboro, Inc. had no activity for the years ended September 30, 2000 and 1999. All significant intercompany transactions and balances have been eliminated in consolidation.

    Cash and cash equivalents—The Company includes as cash equivalents money market and all other investments with maturities of three months or less when purchased. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed the federally insured limits.

    Accounts receivable—Accounts receivable have been reduced by an allowance for uncollectible accounts of $34,700 and $35,200 at September 30, 2000 and 1999. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company extends unsecured credit to customers in the normal course of business.

    Inventories—Inventories consist principally of medical supplies and are recorded at the lower of cost (first-in, first-out) or market.

    Depreciation—Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over estimated useful lives ranging from five to thirty years. Maintenance, repairs and minor renewals are expensed when incurred.

    Advertising costs—Advertising costs are charged to expense as incurred. Advertising expense was $11,242 and $26,017 for the years ended September 30, 2000 and 1999.

    Stock-based compensation—In accordance with APB Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," are presented in Note 11.

    Net earnings (loss) per share—Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding for the reporting period. The Company's diluted net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.

    Comprehensive income—The Company has adopted Statement of Financial Accounting No. 130 "Reporting Comprehensive Income" (Statement 130), which establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) consists of the Company's net income (loss) and net unrealized gain on available-for-sale securities and is presented in the consolidated statements of operations and comprehensive income (loss). Statement 130 only requires additional disclosures in the consolidated financial statements. It does not affect the Company's financial position or results of operations.

    Management's use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Financial instruments—The carrying amounts for all financial instruments approximates fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

    Reclassifications—Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' equity.

(2)  DISCONTINUED OPERATIONS

    On June 30, 1999, the Company sold the stock of its subsidiary, Oxboro Outdoors, Inc., a maker of outdoor recreational products, for $385,000 in cash, a 9% promissory note of $265,000 and the assumption of liabilities of approximately $87,000, less a contingency reserve of $20,000. The Company received a $175,000 payment on the promissory note in October 1999 with the remaining balance plus interest received on December 31, 1999. The Company realized a gain on the sale of $2,956.

    Oxboro Outdoors, Inc. incurred a loss from operations of $1,024,722 for the year ended September 30, 1999, which included revenues of $545,974.

(3)  AVAILABLE-FOR-SALE SECURITIES

    The Company classifies all securities, which are not cash equivalents, as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income. There were unrealized gains of $23,865 and $0 for the years ended September 30, 2000 and 1999.

(4)  INVENTORIES

    Inventories consisted of the following at September 30:

	2000	1999
Raw materials	$497,950	$309,956
Work in process	77,675	86,513
Finished goods	287,873	320,305

Total	863,498	716,774
Less: valuation reserve	(102,203)	(48,953)

Inventories, net	$761,295	$667,821

(5)  PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at September 30:

	2000	1999
Land	$57,211	$57,211
Buildings	952,520	905,366
Furniture and equipment	1,130,945	962,055

Total	2,140,676	1,924,632
Less: accumulated depreciation and amortization	(1,008,130)	(883,548)

Property and equipment, net	$1,132,546	$1,041,084

(6)  OTHER ASSETS

    Other assets consisted of the following at September 30:

	2000	1999
Available-for-sale securities	$1,375,000	$0
Cash value of life insurance, net of loans	135,618	100,072

Total	$1,510,618	$100,072

(7)  OTHER ACCRUED EXPENSES

    Other accrued expenses consisted of the following at September 30:

	2000	1999
Accrued consulting fees	$0	$202,080
Accrued professional fees	25,000	165,119
Other accrued expenses	47,476	33,032

Total	$72,476	$400,231

(8)  LINES OF CREDIT—BANK

    The Company has a $550,000 revolving line of credit and a $150,000 commercial note line of credit with Wells Fargo Bank. Both lines are subject to a defined borrowing base. Amounts outstanding are due upon demand or, if no demand is made, on March 31, 2001 and bear interest at prime plus one-half percent (10% at September 30, 2000). These lines are secured by substantially all of the assets of the Company and contain restrictive covenants which include, but are not limited to, minimum tangible net worth, net earnings and a maximum debt to tangible net worth ratio. At September 30, 2000, the Company was in compliance with all covenants. Outstanding borrowings were $0 and $145,313 at September 30, 2000 and 1999.

(9)  LONG-TERM DEBT

    Long-term debt consisted of the following at September 30:

	2000	1999
Mortgage payable—Wells Fargo Bank—monthly installments of $3,510 including interest at prime plus 1% (10.5% at September 30, 2000), due June 2001, secured by building (see Note 17).	$370,816	$377,765
Capital lease obligation—monthly installments of $3,424 including interest at 7.6%, due April 2002, secured by computer equipment.	59,618	94,734

Total long-term debt	430,434	472,499
Less: current portion	(50,883)	(44,555)

Long-term debt, net	$379,551	427,944

    Future maturities of long-term debt are as follows for the years ending September 30:

2001	$50,883
2002	38,611
2003	18,354
2004	19,977
2005	21,742
Thereafter	280,867

Total	$430,434

(10)  CAPITAL LEASE OBLIGATION

    The Company has a lease financing facility for computer equipment. The lease outstanding bears interest at approximately 7.6% and expires in April 2002. The obligation is secured by the property under lease. Total cost and accumulated amortization of the leased equipment was $109,622 and $31,060 at September 30, 2000 and $109,622 and $10,980 at September 30, 1999.

    Future minimum lease payments are as follows for the years ending September 30:

2001	$41,088
2002	22,268

Total	63,356
Less: amount representing interest	(3,738)

Present value of future minimum lease payments	59,618
Less: current portion	(37,870)

Capital lease obligations, net of current portion	$21,748

(11)  STOCKHOLDER'S EQUITY

    During 1999, the Company declared a 1-for-5 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

    The Company initiated a common stock rights offering in 1999. For each share of common stock owned, shareholders were given a right to purchase two shares of common stock and one warrant to purchase one additional share of common stock for a total purchase price of $2.50. The term of the warrant was for one year with an exercise price of $2.75. As of September 30, 1999, 148,528 rights were sold which resulted in the issuance of 297,056 shares of common stock and warrants to purchase 148,528 additional shares of common stock. Gross proceeds of $371,320 were held by the trustee at September 30, 1999 and were received by the Company on October 5, 1999. Net proceeds from the offering as of September 30, 1999 were $221,123. In November 1999, the Company completed the rights offering. Rights sold in fiscal 2000 totaled 295,767 which resulted in the issuance of an additional 591,534 shares of common stock and warrants to purchase 295,767 additional shares of common stock. Proceeds from the sale of rights in fiscal 2000 were $700,624, net of expenses of $38,794.

    On January 5, 1999, the Company terminated the Employee Stock Ownership Plan. In connection with the termination, 36,485 shares of common stock were returned to the Company in payment of the outstanding loan amount of $174,306 and related interest receivable of $15,615.

    In August 2000, the Company offered as an incentive to the holder of the warrants (Incentive Offering) to exercise the warrants received in the 1999 rights offering, one new common stock warrant if exercised on or before October 20, 2000. During the year ended September 30, 2000, 421,493 warrants were exercised at an exercise price of $2.75. Proceeds were $1,081,995, net of costs of $77,111.

    Stock warrants—In connection with the Incentive Offering, the Company issued warrants to purchase 395,441 shares of the Company's common stock at $4.00 per share. The warrants expire on September 29, 2003.

    Stock option plan—The Company has a Stock Option Plan (the Plan) which provides for granting of incentive and nonstatutory stock options to employees and others. The aggregate of 150,000 shares of the Company's common stock may be granted at exercise prices not less than fair market value at the date of grant (not less than 110% of fair market value for significant stockholders). The Board of

Directors or a committee administers the Plan. In general, options vest over five years and expire up to ten years from the date of grant. In addition, the Company has issued options outside the Plan.

    Information regarding the grant of stock options is summarized below:

	Number of Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options outstanding—September 30, 1998	58,073	$6.73	$5.00-10.00
Granted	40,400	6.26	5.00-7.50
Cancelled	(16,000)	8.13	6.25-10.00
Expired	(24,073)	5.42	5.00-7.50
Exercised	(8,000)	5.00	5.00

Options outstanding—September 30, 1999	50,400	6.81	5.00-8.13
Granted	95,500	3.99	3.50-5.25
Cancelled	(12,000)	7.92	5.00-8.13
Exercised	—	—	—

Options outstanding—September 30, 2000	133,900	$4.77	$3.50-7.50

Options exercisable—September 30, 2000	47,700	$5.37	$3.50-7.50

Weighted average fair value of options granted during 2000		$2.52

    At September 30, 2000, the weighted average remaining contractual life of outstanding options was 8.24 years.

    In determining the compensation cost of the options granted during 2000 and 1999, as specified by Statement 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

	Fiscal 2000	Fiscal 1999
Risk free interest rate	6.0%	6.3%
Expected life of options granted	5-10 years	5 years
Expected volatility range	20.4%	64.2%
Expected dividend yield	0%	0%

    Had compensation cost for the Company's stock options been determined based on fair value at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123

"Accounting for Stock-Based Compensation", the Company's net income (loss) would have changed to the pro forma amounts indicated below:

Net income (loss):
As reported	$904,670	$(947,692)
Pro forma	$817,984	$(981,080)
Net earnings (loss) per share (diluted):
As reported	$0.65	$(2.07)
Pro forma	$0.59	$(2.15)

    The resulting pro forma information may not be representative of that to be expected in future years.

(12)  INCOME TAXES

    The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", under which deferred income tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences include depreciation and related party accruals.

    The Company has generated net operating losses of approximately $1,200,000 which, if not used, will begin to expire in 2018. The Company also has a capital loss carryforward of approximately $68,000 available to offset future capital gains which expires in 2002 and research and development credit carryforwards of approximately $13,000 which, if not used, will begin to expire in 2013. Future changes in the ownership of the Company may place limitations on the use of these carryforwards.

    The Company has recorded a valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows at September 30:

	2000	1999
Deferred tax assets:
Accrued liabilities	$26,000	$85,000
Allowance for doubtful accounts	12,000	13,000
Inventory valuation adjustments	65,000	55,000
Net operating loss carryforward	425,000	854,000
Capital loss carryforward	14,000	14,000

	542,000	1,021,000
Valuation allowance	(522,000)	(927,000)

	$20,000	$94,000

Deferred tax liabilities:
Depreciation	(20,000)	(94,000)

Total	$0	$0

    Reconciliation between the statutory rate and the effective tax rate for the years ended September 30 is as follows:

	2000	1999
Federal statutory tax rate	34.0%	(34.0)%
State taxes, net of federal benefit	2.0	0.1
Research and development credits	0.0	(2.6)
Change in valuation allowance	(36.7)	34.6
Other	0.7	1.9

Effective tax rate	0.0%	0.0%

(13)  RELATED PARTY TRANSACTIONS

    Significant stockholder and former officer—The Company entered into several agreements with a significant stockholder, former chief executive officer and director, Larry Rasmusson (former officer) of the Company as noted:

    In September 1998, the Company entered into a Mutual Release and Noncompetition Agreement ("Release") with the former officer. The Release included a consulting agreement requiring the Company to pay the former officer $485,000 in twenty-four equal monthly installments of $20,208, beginning in September 1998 and a noncompetition agreement requiring payment of $150,000 in twenty-four equal monthly installments of $6,250, beginning in September 1998. The noncompete expense was $62,500 and $75,000 for the years ended September 30, 2000 and 1999. The obligations under the consulting agreement and noncompetition agreement were paid in full as of September 30, 2000. The payments under the consulting and noncompetition agreements were secured by a second mortgage on the Company's land and building.

    The Release also amended the exclusive license agreement between the Company and the former officer for specified Oxboro Outdoors, Inc. products invented or developed. Such agreements were transferred to the buyer in conjunction with the sale of Oxboro Outdoors, Inc. in 1999.

    The former officer received royalties on medical product sales under certain royalty agreements. Royalty expense for the years ended September 30, 2000 and 1999 under these agreements was $44,076 and $40,881.

    Other—In 1998, former board members Dennis Mikkelson and John Walter issued promissory notes to the Company totalling $88,200 in connection with the exercise of stock options. During 1999, 13,800 shares of common stock were returned to the Company in payment of these promissory notes.

    Web site agreement—In June 2000, the Company entered into an agreement with ActiveIQ Technologies, Inc., a party related through common ownership, to develop an informational and transactional web site for its medical products business. The agreement is for a five year period and may be terminated by either party upon 45 days notice for any reason. The Company is required to pay $15,000 upon approval of a completed web site, a monthly fee of $1,000 and a 1% fee on all transactions processed during the first year of the agreement through the e-commerce portion of the Company's web site developed by Active IQ Technologies, Inc. and a .5% fee on all e-commerce transactions processed during the second year. The agreement does not require the Company to pay any transaction payments to Active IQ Technologies, Inc. after the second year.

(14)  RETIREMENT SAVINGS PLAN

    The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees who have reached the age of 18 and have been employed by the Company for one year or worked 1,000 or more hours during the year. Profit sharing contributions by the Company are discretionary. The Company will match 25% of the first 6% of employee contributions. The Company's matching contributions for the years ended September 30, 2000 and 1999 were $10,354 and $2,374.

(15)  COMMITMENTS AND CONTINGENCIES

    Operating leases—The Company leases certain equipment under leases expiring through October 2003. Monthly base rent is $647. Total rent expense was $9,162 and $8,116 for the years ended September 30, 2000 and 1999.

    Future minimum rental payments are as follows for the years ending September 30:

2001	$7,761
2002	7,761
2003	7,409
2004	471

Total	$23,402

    Legal proceedings—The Company is involved in legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

    Royalty agreement—At September 30, 2000, the Company has a royalty agreement with an unrelated party. The agreement requires monthly payments based on 4% of the net sales price of specific products developed by the individual and sold by the Company.

(16)  SUPPLEMENTAL CASH FLOWS INFORMATION

	2000	1999
Cash paid for interest	$42,043	$113,502
Cash paid (received) for income taxes	$(52,758)	$0
Noncash investing and financing activities:
Cancellation of shares relating to stock subscription receivable	$0	$88,200
Shares issued related to rights offering due from trustee	$0	$371,320
Shares issued related to exercise of warrants due from trustee	$1,079,196	$0

(17)  SUBSEQUENT EVENT

    In November 2000, the Company received a commitment from a mortgage company to refinance the existing mortgage on the building. The new mortgage will be for $975,000 with monthly installments of $8,175 including interest at 8.5% and due in 10 years. The current portion of long-term debt presented in Note 9 is based on the refinancing commitment.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2000.

OXBORO MEDICAL INTERNATIONAL, INC.
By:	/s/ J. DAVID BERKLEY J. David Berkley President

POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints J. David Berkley and Kenneth W. Brimmer as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any of all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 2000.

/s/ KENNETH W. BRIMMER Kenneth W. Brimmer	Director
/s/ GARY COPPERUD Gary Copperud	Director
/s/ GERVAISE WILHELM Gervaise Wilhelm	Director
/s/ ALLAN D. ANDERSON Allan D. Anderson	Director

Exhibit Index

Exhibit No.	Description
10.27	Agreement dated October 12, 2000 between the Company and Matthew E. Bellin.
10.28	Agreement dated October 31, 2000 between the Company and J. David Berkley.
21	Subsidiaries of the Registrant.
23.1	Consent of Lund Koehler Cox & Arkema, LLP.
23.2	Consent of Grant Thorton LLP.
24	Power of Attorney (included on signature page).
27.1	Financial Data Schedule.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTY
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
  ITEM 7. FINANCIAL STATEMENTS
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
OXBORO MEDICAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2000 AND 1999
OXBORO MEDICAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
OXBORO MEDICAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
OXBORO MEDICAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999
OXBORO MEDICAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2000 AND 1999
SIGNATURES
Exhibit Index