Form 10QSB
period 2000-12-31
OXBORO MEDICAL INC
filed 2001-02-14
CIK 350557

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000
OR

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES /x/  NO / /

    At February 12, 2001 1,768,683 shares of the issuer's Common Stock were outstanding.

OXBORO MEDICAL, INC.
INDEX TO FORM 10-QSB

Part I—Financial Information

Item 1. Financial Statements

OXBORO MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2000	September 30, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$1,577,843	$461,108
Warrant proceeds due from trustee	0	1,079,196
Trade receivables, net	775,209	708,933
Inventories	768,396	761,295
Income taxes receivable	9,300	0
Deferred income taxes	20,000	20,000
Other current assets	16,871	12,269
Total current assets	$3,167,619	$3,042,801
PROPERTY AND EQUIPMENT, NET	$1,108,398	$1,132,546
OTHER ASSETS	$1,479,418	$1,510,618
TOTAL ASSETS	$5,755,435	$5,685,965
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Note payable to bank	$—	$—
Current maturities of long-term obligations	41,941	50,883
Accounts payable	170,310	148,481
Accrued salaries, wages, and payroll taxes	147,720	168,360
Accrued consulting fees	4,500	0
Other accrued expenses	33,800	72,476
Total current liabilities	$398,271	$440,200
LONG-TERM OBLIGATIONS, less current maturities	$378,230	$379,551
DEFERRED INCOME TAXES	20,000	20,000
SHAREHOLDERS' EQUITY:
Common stock, $0.01 par value	17,555	17,555
Additional paid-in capital	3,332,130	3,309,069
Retained earnings	1,666,633	1,495,725
Accumulated other comprehensive income (loss)	(57,385)	23,865
Total shareholders' equity	4,958,933	4,846,214
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,755,435	$5,685,965

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,
	2000	1999
Net Sales	$1,159,128	$1,154,429
Cost of Goods Sold	417,701	381,309
Gross profit	741,427	773,120
Selling, general and administrative expenses	590,497	543,115
Operating income	150,930	230,005
Interest expense	10,513	11,912
Interest and other income	30,492	45,388
Net income	$170,909	$263,481
Income per share from continuing operations:
Diluted	0.09	0.26
Net income per share:
Basic	$0.10	$0.27
Diluted	0.09	0.26
Weighted average common and common equivalent shares outstanding:
Basic	1,765,116	989,923
Diluted	1,903,232	1,024,926

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$170,909	$263,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,077	26,969
Change in operating assets and liabilities:
Trade receivables, net	(66,276)	(56,064)
Inventories	(7,101)	1,893
Prepaid expenses	(4,602)	—
Other current assets	(9,300)	(14,425)
Accounts payable	21,829	(99,471)
Accrued wages, salaries and payroll taxes	(16,140)	66,742
Accrued consulting fees	—	(60,625)
Other accrued expenses	(38,676)	(2,333)
Income taxes receivable		52,758
NET CASH PROVIDED BY OPERATING ACTIVITIES	101,720	178,925
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of business segment	—	175,000
Purchases of property and equipment	(26,930)	(143,073)
Change in other assets	(50,049)	(7,263)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	(76,979)	24,664
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under note payable to bank	—	(145,313)
Net proceeds from rights and warrants exercised	1,102,257	1,083,220
Payments on long-term obligation	(10,263)	(9,850)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,091,994	928,057
NET INCREASE IN CASH AND CASH EQUIVALENTS	1,116,735	1,131,646
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	461,108	303,160
CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$1,577,843	$1,434,806
Supplemental cash flows information:
Cash paid for interest	$10,513	$11,912
Cash paid for income taxes	$9,300	$0

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

Note 1—Basis of Financial Statement Presentation

    The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been consolidated or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

    In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or of the results for any future periods.

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

Note 2—Inventories

	December 31, 2000	September 30, 2000
Inventories consist of:
Raw materials	$490,043	$497,950
Finished goods	278,353	263,345
	$768,396	$761,295

Note 3—Net Income Per Share

    The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended December 31, 2000 and 1999, 138,116 and 35,003 shares of common stock equivalents were included in the computation of diluted net income per share respectively.

    Options to purchase 52,900 and 50,400 shares of common stock with a weighted average exercise price of $5.51 and $6.81 were outstanding at December 31, 2000 and 1999, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for such periods.

Note 4—Income Taxes

    The Company utilized net operating loss carryforwards to offset income tax expense during the three months ended December 31, 2000. Accordingly, the Company did not report income tax expense. Remaining net operating loss carryforwards available to offset future income tax total approximately $1,100,000.

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

Results of Operations

    Net sales for the three-month period ended December 31, 2000 were $1,159,128 as compared to $1,154,429 for the corresponding period in the previous fiscal year. This represents an increase of approximately 0.4%. Continued competition and pricing pressure have constrained revenue growth in the Company's existing product lines; however several new products have recently been added and the Company expects these new products, together with future additions to contribute to sales growth in the future.

    Gross profit as a percent of net sales for the first three months of fiscal 2001 and 2000 was 64.0% and 67.0%, respectively. The decrease in gross profit percentage for fiscal year 2001 results from a increase in labor and overhead costs being absorbed into cost of goods sold, with a corresponding decrease in general and administrative expenses.

    Net income for the first three months of fiscal year 2001 was $170,909 as compared to net income of $263,481 in the same period of fiscal 2000. In the current year, general and administrative expenses have increased because of increased staffing for future new product support.

Liquidity and Capital Resources

    The Company has typically financed its operations through internal working capital and a bank line of credit. Financing of its building has been through long-term bank financing. The Company believes it has adequate capital to meet its cash requirements for the next twelve months. As of December 31, 2000, the Company had working capital of $2,769,348 as compared to $2,602,601 at September 30, 2000, and long-term debt of $420,171. As of December 31, 2000, the Company had $1,577,843 in cash as compared to $461,108 at September 30, 2000.

    During the three months ended December 31, 2000, the Company generated $101,720 in net cash from operating activities primarily due to net income and receipt of income taxes receivable offset by the payment of accrued consulting fees and purchases of inventory. The Company used $76,979 in investing activities during the three months ended December 31, 2000, primarily due to the purchases of equipment and deposits made on other assets. The Company generated $1,091,994 in cash from financing activities due to the net proceeds from its stock rights offering completed on November 30, 1999 offset by payments made on outstanding long term obligations.

    As of December 31, 2000, the Company had $550,000 available at the rate of prime plus .50% under a line of credit agreement which expires March 31, 2001. No amounts were outstanding on this line of credit at December 31 or September 30, 2000.

    In November 2000, the Company received a commitment from a mortgage company to refinance the existing mortgage on the building. The refinancing and new mortgage was completed on December 15, 2000. The new mortgage was for $975,000 with monthly installments of $8,175 including interest at 8.5% and due in 10 years. The current portion of long term debt includes this refinancing.

Forward-Looking Statements

    This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. When used in this report, the words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2000 Annual Report on Form 10-KSB under the caption "Risks Related to Our Business," as well as others not now anticipated. These risks and uncertainties include, without limitation: market acceptance of the Company's products and our ability to acquire new products, pricing strategies of competitors, general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products, changes in management of the Company, maintenance of operating capital and bank financing, the continuing licensing dispute with one of our former officers, the success of competitive products, continuing relationships with our third party suppliers, and overall economic conditions, including inflation and consumer buying patterns.

PART II—OTHER INFORMATION

Item 5. Other information

    On March 30, 1999 the Company was notified by Mr. Rasmusson, a former Chief Executive Officer and a former director of the Company, that it was in default of royalty agreements related to certain medical products because of nonpayment of royalties. At the time of the notification the Company believed and continues to believe that no events of default have occurred. The Company has continued to pay royalties to Mr. Rasmusson and has received no correspondence from Mr. Rasmusson regarding this matter since June 17, 1999.

Item 6. Exhibits and Reports on Form 8-K:

  (a)
  Exhibits:

        None.

  (b)
  Reports on Form 8-K:

        On October 24, 2000, the Company filed a current report on Form 8-K, announcing that Allan D. Anderson had been appointed to the Board of Directors at the Company, effective October 6, 2000. The Company also announced that it had hired J. David Berkley as President, effective October 16, 2000, and that Linda Erickson had resigned effective October 31, 2000 as the Chief Financial Officer of the Company.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBORO MEDICAL, INC.
Date: February 14, 2001	By:	/s/ J. DAVID BERKLEY J. David Berkley, President (Principal Executive Officer)
Date: February 14, 2001	By:	/s/ RAMON L. BURTON Ramon L. Burton, Chief Financial Officer (Principal Executive Officer)

QuickLinks

OXBORO MEDICAL, INC. INDEX TO FORM 10-QSB
Part I—Financial Information
OXBORO MEDICAL, INC. CONSOLIDATED BALANCE SHEETS (unaudited)
OXBORO MEDICAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
OXBORO MEDICAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
OXBORO MEDICAL, INC. NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS December 31, 2000
Item 2. Management's Discussion and Analysis or Plan of Operation
PART II—OTHER INFORMATION
Item 5. Other information
Item 6. Exhibits and Reports on Form 8-K:
SIGNATURES