Form 10QSB
period 2001-03-31
OXBORO MEDICAL INC
filed 2001-05-15
CIK 350557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0–18785

OXBORO MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota	41–1391803
(State or other jurisdictionof incorporation or organization)	(IRS EmployerIdentification No.)

13828 Lincoln Street N.E., Ham Lake, Minnesota 55304
(Address of principal executive offices)

(763) 755–9516
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒  NO ☐

          At May 12, 2001 1,768,683 shares of the issuer's Common Stock were outstanding.

OXBORO MEDICAL, INC.
INDEX TO FORM 10-QSB

Part I—Financial Information

Item 1. Financial Statements

OXBORO MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2001	September 30, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$2,542,684	$461,108
Warrant proceeds due from trustee	0	1,079,196
Trade receivables, net	816,491	708,933
Inventories	785,516	761,295
Income taxes receivable	9,300	0
Deferred income taxes	20,000	20,000
Other current assets	57,094	12,269

Total current assets	4,231,085	3,042,801

Property and equipment, net	1,088,845	1,132,546

Other assets	1,566,122	1,510,618
Total assets	$6,886,052	$5,685,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$48,921	$50,883
Accounts payable	240,343	148,481
Accrued payroll and related taxes	149,347	168,360
Other accrued expenses	51,503	72,476
Total current liabilities	490,115	440,200

Long-term debt, net of current portion	971,431	379,551
Deferred income taxes	20,000	20,000
Total liabilities	1,481,546	839,751

Stockholders’ equity:
Common stock, $0.01 par value	17,555	17,555
Additional paid-in capital	3,331,726	3,309,069
Retained earnings	1,819,271	1,495,725
Accumulated other comprehensive income	235,955	23,865
Total stockholders' equity	5,404,506	4,846,214
Total liabilities and stockholders’ equity	$6,886,052	$5,685,965

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2001	2000	2001	2000

Sales, net	$1,387,312	$1,204,372	$2,643,144	$2,452,636
Cost of goods sold	552,143	401,491	1,042,035	845,656

Gross profit	835,169	802,881	1,601,109	1,606,980
Selling, general and administrative expenses	686,212	603,656	1,301,222	1,177,750

Income from operations	148,957	199,225	299,887	429,230
Interest expense	31,885	10,221	42,398	22,133
Interest and other income (expense)	35,565	33,675	66,057	79,063

Net income	152,637	222,679	323,546	486,160
Other comprehensive income	293,340	0	212,090	0

Comprehensive income	$445,977	$222,679	$535,636	$486,160

Net income per share:
Basic	$0.09	$0.17	$0.18	$0.42
Diluted	0.09	0.15	0.18	0.38
Weighted average common and common equivalent shares outstanding:
Basic	1,768,683	1,340,199	1,766,900	1,164,104
Diluted	1,780,437	1,530,440	1,841,834	1,268,668

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended March 31,
	2001	2000

Cash flows from operation activities:
Net income	$323,546	$486,160
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	83,969	53,938
Gain on sale of available-for-sale securities	(16,130)	0
Changes in operating assets and liabilities:
Trade receivables, net	(107,558)	(13,028)
Inventories	(24,221)	(64,167)
Income taxes receivable	(9,300)	52,758
Other current assets	(58,925)	(15,169)
Accounts payable	91,862	(101,899)
Accrued payroll and related taxes	(19,013)	32,999
Accrued consulting fees	0	(121,250)
Other accrued expenses	(20,973)	11,674
Cash flows from operating activities	243,257	322,016

Cash flows from investing activities:
Purchases of property and equipment	(40,268)	(162,250)
Proceeds from sale of subsidiary	0	245,000
Proceeds from sale of available-for-sale securities	83,687	0
Change in other assets	103,129	(14,820)
Cash flows from investing activities	146,548	67,930

Cash flows from financing activities:
Payments on line of credit - bank, net	0	(145,313)
Proceeds from long-term debt	975,000	0
Payments on long-term debt	(385,082)	(20,405)
Proceeds from rights and warrants exercised	1,101,853	1,007,321
Cash flows from financing activities	1,691,771	841,603
Increase in cash and cash equivalents	2,081,576	1,231,549
Cash and cash equivalents, beginning of period	461,108	303,160
Cash and cash equivalents, end of period	$2,542,684	$1,534,709

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2001

Note 1 - Basis of Financial Statement Presentation

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
             In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from the estimates used by management.
             Certain accounts in the prior period consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current period consolidated financial statements.  These reclassifications had no effect on net income or stockholders' equity.

Note 2 - Significant Accounting Policies

Income taxes - The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” under which deferred income tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws.  These temporary differences include depreciation and related party accruals.

Revenue recognition - The Company records sales revenue at the time merchandise is shipped.  The Company ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

             In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.”  SAB No. 101, as amended, sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue.  The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.  The Company uses the above criteria to determine whether revenue can be recognized, and therefore, believes that the issuance of this bulletin does not have a material impact on these financial statements.  The Company adopted SAB No. 101 during the quarter ended March 31, 2001 and the effect of adoption was not material to the consolidated financial statements.

             Effective January 1, 2001, the Company began recording amounts being charged to customers for shipping and handling as revenue in accordance with recently released Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.”  Historically, the Company had netted the shipping and handling revenue with the cost of shipping and handling in cost of sales.  Prior period consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current period consolidated financial statements.  These reclassifications had no effect on net income or stockholders' equity.

Recently issued accounting pronouncement - Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, is effective for years beginning after June 15, 2000.  SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.  The adoption of SFAS No. 133 did not have a material effect on the Company’s financial position or results of operations.

Note 3 - Inventories

	March 31, 2001	September 30, 2000

Inventories consist of:
Raw materials	$507,520	$497,950
Work in process	85,086	77,675
Finished goods	277,313	287,873
Total	869,919	863,498
Less: valuation reserve	(84,403)	(102,203)
Inventories, net	$785,516	$761,295

Note 4 - Available for Sale Securities

             The Company classifies all equity securities, which are not cash equivalents, as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income.  The fair value of the securities is determined by quoted market prices of the underlying security.

Note 5 - Net Income Per Share

             The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares.  The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.  For the three months ended March 31, 2001 and 2000, 11,754 and 190,241 shares of common stock equivalents were included in the computation of diluted net income per share, respectively. For the six months ended March 31, 2001 and 2000, 74,934 and 104,564 shares of common stock equivalents were included in the computation of diluted net income per share, respectively.

             Options to purchase 38,900 and 44,400 shares of common stock with a weighted average exercise price of $5.44 and $6.26 were outstanding at March 31, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for such periods.

Note 6 - Income Taxes

             The Company utilized net operating loss carryforwards to offset income tax expense during the six months ended March 31, 2001.  Accordingly, the Company did not report income tax expense.  Remaining net operating loss carryforward available to offset future income taxes total approximately $875,000.

Note 7 - Long-term debt

             In January 2001 the Company entered into a $975,000 mortgage payable.  The mortgage payable requires monthly installments of $8,175 including interest at 8.5% and is due in February 2011.  A portion of the proceeds from the new mortgage payable were used to pay off an existing mortgage which was to mature in June 2001 of approximately $370,000 and the remaining proceeds are included in cash and cash equivalents at March 31, 2001.

Note 8 - Subsequent event

             The Company entered into an asset purchase agreement dated April 24, 2001 between the Johnson & Johnson Medical division of Ethicon, Inc. (the Seller) and the Company for the purchase of the Seller’s assets and assumption of certain liabilities related to the Seller’s Sterion business unit.  The purchase price is $2.7 million, subject to adjustment after closing for certain inventory book value.   The Company will pay the purchase price using cash and cash equivalents of approximately $700,000 and a commitment from Crown Bank of Edina, Minnesota for a loan of up to approximately $2.6 million.

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

Results of Operations

             Net sales for the six-month period ended March 31, 2001 were $2,643,144 as compared to $2,452,636 for the corresponding period in the previous fiscal year.  This represents an increase of approximately 7.8%.  Net sales for the three-month period ended March 31, 2001 were $1,387,312 as compared to $1,204,372 for the corresponding period in the previous fiscal year.  This represents an increase of approximately 15.2%.  Continued competition and pricing pressure have constrained revenue growth in the Company's existing product lines; however several new products have recently been added and the Company expects these new products, together with future additions to contribute to sales growth in the future.

             Gross profit as a percent of net sales for the first six months of fiscal 2001 and 2000 was 61% and 66%, respectively.  Gross profit as a percent of net sales for the three-month period ended March 31, 2001 and 2000 was 60% and 67%, respectively.  The decrease in gross profit percentage for fiscal year 2001 results from a increase in labor and overhead costs being absorbed into cost of goods sold, with a corresponding decrease in general and administrative expenses.

             Income from operations for the first six months of fiscal year 2001 was $299,887 as compared to $429,230 in the same period of fiscal 2000.  Income from operations for the three-month period ended March 31, 2001 was $148,957 as compared to $199,225 in the same period of fiscal 2000.  In the current year, general and administrative expenses have increased because of increased staffing for future new product support.

Liquidity and Capital Resources

             The Company has typically financed its operations through internal working capital and a bank line of credit. Financing of its building has been through long-term bank financing.  The Company believes it has adequate capital to meet its cash requirements for the next twelve months (see note 8).  As of March 31, 2001, the Company had working capital of $3,740,970 as compared to $2,602,601 at September 30, 2000, and long-term debt of $971,431 at March 31, 2001 compared to $379,551.  The increase in working capital and long-term debt from September 30, 2000 to March 31, 2001 principally relates to the proceeds of approximately $605,000 (net of previous mortgage paid off of approximately $370,000) of the new mortgage payable entered into in January 2001 (see note 7).  As of March 31, 2001, the Company had $2,542,684 in cash and cash equivalents as compared to $461,108 at September 30, 2000.  The increase in cash and cash equivalents of approximately $2.1 million from September 30, 2000 to March 31, 2001 principally relates to warrant proceeds of approximately $1.1 million received and the net mortgage proceeds previously noted.

             During the six months ended March 31, 2001, the Company generated $243,257 in net cash from operating activities primarily due to net income offset by an increase in accounts receivable.  The Company used $146,548 in investing activities during the six months ended March 31, 2001, primarily due to the purchases of equipment of approximately $40,000, proceeds received of approximately $84,000 on the sale of available-for-sale equity securities, receipt of approximately $135,000 of cash value of life insurance and the payment of approximately $32,000 of loan origination fees.  The Company generated $1,691,771 in cash from financing activities due to warrant proceeds of approximately $1.1 million received and proceeds of approximately $605,000 from the new mortgage (see above).

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

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

             (a)         Exhibits:

                           None

             (b)        Reports on Form 8-K:

On May 9, 2001, the Company filed a current report on Form 8-K, announcing the Company entered into an asset purchase agreement dated April 24, 2001 between the Johnson & Johnson Medical division of Ethicon, Inc. (“the Seller”) and the Company for the purchase of the Seller’s assets and assumption of certain liabilities related to the Seller’s Sterion business unit.  The purchase price is $2.7 million, subject to adjustment after closing for certain inventory book value.  The pro forma financial information will be filed by amendment within 60 days of the filing date.

SIGNATURES

             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oxboro Medical, Inc.

Date: May 14, 2001	By: /s/ J. David Berkley
J. David Berkley, President
(Principal Executive Officer)

Date: May 14, 2001	By: /s/ Ramon L. Burton
Ramon L Burton, Chief Financial Officer
(Principal Financial and Accounting Officer)