Form 10QSB
period 2001-06-30
OXBORO MEDICAL INC
filed 2001-08-14
CIK 350557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0–18785

OXBORO MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

Minnesota	41–1391803
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13828 Lincoln Street N.E., Ham Lake, Minnesota 55304
(Address of principal executive offices)

(763) 755–9516
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:       YES  ☒     NO  ☐

          At August 3, 2001 1,778,985 shares of the issuer’s Common Stock were outstanding.

OXBORO MEDICAL, INC.
INDEX TO FORM 10-QSB

Part I—Financial Information

Item 1. Financial Statements

OXBORO MEDICAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	September 30, 2000

	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,847,944	$461,108
Warrant proceeds due from trustee	41,208	1,079,196
Trade receivables, net	1,126,946	708,933
Inventories	1,689,180	761,295
Income taxes receivable	9,300	0
Deferred income taxes	20,000	20,000
Other current assets	33,665	12,269

Total current assets	4,768,243	3,042,801

Property and equipment, net	1,816,891	1,132,546

Other assets:
Intangible assets, net	1,244,057	0
Available-for-sale securities	1,206,247	1,375,000
Cash value of life insurance, net of loans	20,601	135,618
Financing costs, net	38,345	0

Total other assets	2,509,250	1,510,618

Total assets	$9,094,384	$5,685,965

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$201,840	$50,883
Accounts payable	264,754	148,481
Accrued payroll and related taxes	214,930	168,360
Other accrued expenses	200,166	72,476

Total current liabilities	881,690	440,200

Long-term debt, net of current portion	2,285,840	379,551
Deferred income taxes	20,000	20,000

Total liabilities	2,305,840	839,751

Stockholders’ equity:
Common stock, $0.01 par value	17,790	17,555
Additional paid-in capital	3,377,882	3,309,069
Retained earnings	2,149,391	1,495,725
Accumulated other comprehensive income	361,791	23,865

Total stockholders’ equity	5,906,854	4,846,214

Total liabilities and stockholders’ equity	$9,094,384	$5,685,965

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,

	2001	2000	2001	2000

Sales, net	$1,670,708	$1,280,061	$4,313,852	$3,732,698
Cost of goods sold	701,110	462,228	1,743,145	1,359,685

Gross profit	969,598	817,833	2,570,707	2,373,013
Selling, general and administrative expenses	837,512	599,781	2,138,734	1,725,731

Income from operations	132,086	218,052	431,973	647,282
Interest expense	30,798	10,595	73,196	32,728
Interest and other income	21,010	33,327	70,937	112,390
Gain on sale of available-for-sale securities	207,822	0	223,952	0

Net income	$330,120	$240,784	$653,666	$726,944
Other comprehensive income	125,839	0	337,929	0

Comprehensive income	$455,959	$240,784	$991,595	$726,944

Net income per share:
Basic	$0.19	$0.18	$0.37	$0.59
Diluted	0.17	0.16	0.35	0.54
Weighted average common and common equivalent shares outstanding:
Basic	1,770,723	1,348,302	1,768,174	1,226,141
Diluted	1,966,206	1,536,023	1,889,597	1,357,951

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended June 30,

	2001	2000

Cash flows from operation activities:
Net income	$653,666	$726,944
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	129,406	89,093
Gain on sale of available-for-sale securities	(223,952)	0
Changes in operating assets and liabilities:
Trade receivables, net	(418,013)	(32,168)
Inventories	(927,885)	(181,472)
Income taxes receivable	(9,300)	52,758
Other current assets	(41,396)	(10,657)
Accounts payable	116,273	(65,883)
Accrued payroll and related taxes	46,570	77,769
Accrued consulting fees	0	(181,875)
Other accrued expenses	127,690	(30,306)

Cash flows from operating activities	(546,941)	444,203

Cash flows from investing activities:
Purchases of property and equipment	(2,057,808)	(184,143)
Proceeds from sale of business segment	0	245,000
Proceeds from sale of available-for-sale securities	791,839	(23,970)
Change in other assets	76,672	0

Cash flows from investing activities	(1,189,297)	36,887

Cash flows from financing activities:
Payments on line of credit - bank, net	0	(145,313)
Proceeds from long-term debt	2,455,452	0
Payments on long-term debt	(398,206)	(30,587)
Proceeds from rights and warrants exercised	1,065,828	1,024,236

Cash flows from financing activities	3,123,074	848,336

Increase in cash and cash equivalents	1,386,836	1,329,426
Cash and cash equivalents, beginning of period	461,108	303,160

Cash and cash equivalents, end of period	$1,847,944	$1,632,586

See accompanying notes to consolidated financial statements.

OXBORO MEDICAL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

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

Note 2 - Significant Accounting Policies

Principles of consolidation - The consolidated financial statements include the accounts of Oxboro Medical, Inc. and its wholly-owned subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.) and Sterion, Inc. (effective May 25, 2001 - see Note 8).  All significant intercompany transactions and balances have been eliminated in consolidation.

Amortization - Patents and trademarks are being amortized over their estimated useful lives using the straight-line method.

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

Note 3 - Inventories

	June 30, 2001	September 30, 2000

Inventories consist of:
Raw materials	$762,831	$497,950
Work in process	662,442	77,675
Finished goods	706,442	287,873

Total	2,131,715	863,498
Less: valuation reserve	(442,535)	(102,203)

Inventories, net	$1,689,180	$761,295

Note 4 - Available for Sale Securities

The Company classifies all equity securities, which are not cash equivalents, as available-for-sale securities. Available-for-sale securities are reported at fair value with all unrealized gains or losses included in other comprehensive income.  The fair value of the securities is determined by quoted market prices of the underlying security.

Note 5 - Net Income Per Share

             The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares.  The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.  For the three months ended June 30, 2001 and 2000,  195,483 and  187,721 shares of common stock equivalents were included in the computation of diluted net income per share, respectively. For the nine months ended June 30, 2001 and 2000,  121,423 and  131,810 shares of common stock equivalents were included in the computation of diluted net income per share, respectively.

             Options to purchase  40,400 and  45,400  shares of common stock with a weighted average exercise price of $6.09 and $6.20  were outstanding at June 30, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for such periods.

Note 6 - Income Taxes

             The Company utilized net operating loss carryforwards to offset income tax expense during the nine months ended June 30, 2001.  Accordingly, the Company did not report income tax expense.  Remaining net operating loss carryforward available to offset future income taxes total approximately $545,000.

Note 7 - Long-term debt

             In January 2001 the Company entered into a $975,000 mortgage payable.  The mortgage payable requires monthly installments of $8,175 including interest at 8.5% and is due in February 2011.  A portion of the proceeds from the new mortgage payable were used to pay off an existing mortgage of approximately $370,000 which was to mature in June 2001 and the remaining proceeds are included in cash and cash equivalents at June 30, 2001.

             In  May 2001, the Company entered into a $1.5 million note agreement with Crown Bank.  The note requires monthly payments of $ 29,701.80 including interest at prime and is due in June 2004.  The proceeds from this note payable were used to acquire the assets included in the asset purchase agreement dated April 24, 2001, as amended, between the Johnson & Johnson Medical Division of Ethicon, Inc. ("J&J") the Company and the Company's wholly-owned subsidiary, Oxboro Acquisition, Inc.

             In May 2001, the Company entered into a $675,000 revolving line of credit with Crown Bank. Amounts outstanding are due upon demand or, if no demand is made, on June 2002 and bear interest at prime. The proceeds from this note payable were used to acquire the assets included in the asset purchase agreement dated April 24, 2001, as amended, between J&J, the Company and the Company's wholly-owned subsidiary, Oxboro Acquisition, Inc.

Note 8 - Business Combination

             On May 25, 2001, the Company completed the purchase of assets related to the Sterion product line of the Johnson & Johnson Medical Division of Ethicon, Inc. (J&J).  Pursuant to the purchase agreement, the assets and liability assumed of J&J became assets and liability assumed of Sterion, Inc., a wholly owned subsidiary of Oxboro Medical, Inc.  The total purchase price of $2,700,000 was paid through bank financing and cash of the Company.  This transaction was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets and liability based on the estimated fair values as of the purchase date.

Allocation of the purchase price (including transaction costs) was as follows:

Property and equipment	$328,137
Inventory, net	771,179
Containers	425,148
Patents and trademarks	1,263,536

Total	$2,788,000

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

             Oxboro Medical, Inc. ("Oxboro") and its wholly-owned subsidiary, Sterion, Inc. ("Sterion") (collectively, the "Company") develop, manufacture, and market medical and surgical devices.  Principal medical products produced and sold by Oxboro include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties, identification sheet and roll tape, and various holders and organizers for instruments used in the operating room.

Sterion engages in the development, manufacturing and marketing (sales or rentals) of sterilization containers and filters for use by hospitals, clinics and surgery centers.

Results of Operations

             Net sales for the nine-month period ended June 30, 2001 were $4,313,852 as compared to $3,732,698 for the corresponding period in the previous fiscal year.  This represents an increase of approximately 16%.  Net sales for the three-month period ended June 30, 2001 were $1,670,708 as compared to $1,280,061 for the corresponding period in the previous fiscal year.  This represents an increase of $390,647 or approximately 31%.  The principal reason for the increase is due to sales generated by Sterion for the period since the Company completed the purchase of the assets related to Sterion on May 25, 2001.  The sales generated by Sterion were $338,252.  Continued competition and pricing pressure have constrained revenue growth in the Company's existing product lines; however several new products have recently been added and the Company expects these new products, together with future additions to contribute to sales growth in the future.

             Gross profit as a percent of net sales for the first nine months of fiscal  2001 and 2000 was 60% and 64%, respectively.  Gross profit as a percent of net sales for the three-month period ended June 30, 2001 and 2000 was 58% and 64%, respectively.  The decrease in gross profit percentage for fiscal year 2001 results from a increase in labor and overhead costs being absorbed into cost of goods sold, with a corresponding decrease in general and administrative expenses.  The gross profit percentage for Sterion for the month of June 2001 was 51.8%.  Based on current information it is management's belief the gross profit percentage for Sterion products will be typically lower than products sold by Oxboro.  Gross profit dollars increased for the three months ended June 30, 2001 compared to the corresonding period in the prior year by $151,765 and increased for the nine months ended June 30, 2001 compared to the corresponding period in the prior year by $197,694.  The principal reason for the increase in gross profit for the periods is due to gross profit of $175,377 contributed by the Sterion business.

             Income from operations for the first nine months of fiscal year 2001 was $431,973 as compared to $647,282 in the same period of fiscal 2000.  Income from operations for the three-month period ended June 30, 2001 was $132,086 as compared to $218,052 in the same period of fiscal 2000.  In the current year, general and administrative expenses have increased because of increased staffing for future new product support and selling, general and administrative expenses related to Sterion in the amount of $103,657.

Liquidity and Capital Resources

             The Company has typically financed its operations through internal working capital and a bank line of credit. Financing of its building has been through long-term bank financing. In addition, the Company financed the puchase of Sterion, in part, through long term bank financing. The Company believes it has adequate capital to meet its cash requirements for the next twelve months .  As of June 30, 2001, the Company had working capital of $3,886,553 as compared to $2,602,601 at September 30, 2000, and long-term debt of $2,285,840 at June 30, 2001 compared to $379,551 at September 30, 2001.  The increase in working capital and long-term debt from September 30, 2000 to June 30, 2001 principally relates to the proceeds of approximately $605,000 (net of previous mortgage paid off of approximately $370,000) of the new mortgage payable entered into in January 2001 (see note 7) and the assumption of approximately $2 million in new debt to finance the acquisition of the Sterion assets. As of June 30, 2001, the Company had $1,847,944 in cash and cash equivalents as compared to $461,108 at September 30, 2000.  The increase in cash and cash equivalents of approximately $1.4 million from September 30, 2000 to June 30, 2001 principally relates to warrant proceeds of approximately $1.1 million received and the net mortgage proceeds previously noted.

             During the nine months ended June 30, 2001, the Company used $546,941 in net cash from operating activities primarily due to financing and working capital for the acquisition of the Sterion assets.  The Company used $1,189,297 in investing activities during the nine months ended June 30, 2001, primarily due to the purchases of equipment and assets of approximately $2.1 million,  proceeds received of approximately $792,000 on the sale of available-for-sale equity securities, receipt of approximately $135,000 of cash value of life insurance and the payment of approximately $32,000 of loan origination fees.  The Company generated $3,123,074 in cash from financing activities due to warrant proceeds of approximately $1.1 million received, additional borrowing of $1.5 million of long term bank financing related to the Sterion business,  and approximately  $605,000 related to the financing of its building (net of payments on existing long term debt refinanced).

Forward-Looking Statements

             This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  In addition, forward-looking statements may be made orally in the future by or on behalf of the Company.  When used in this report, the words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify such forward-looking statements.  The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2000 Annual Report on Form 10-KSB under the caption "Risks Related to Our Business," as well as others not now anticipated.  These risks and uncertainties include, without limitation: market acceptance of the Company's products and our ability to acquire new products, our ability to successfully integrate acquisitions and support newly acquired product lines,  pricing strategies of competitors, general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products, changes in management of the Company, maintenance of operating capital and bank financing, the continuing licensing dispute with one of our former officers, the success of competitive products, continuing relationships with our third party suppliers, and overall economic conditions, including inflation and consumer buying patterns.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

             On March 7, 2001 the Company held its Annual Meeting of Shareholders. Of the 1,768,683 shares outstanding and entitled to vote at the meeting, 1,567,364 shares were present, either in person or by proxy. The following describes the matters considered by the Company's Shareholders at the meeting, as well as the results of the votes cast at the meeting:

1.	To elect two directors to hold office as a Class II director for a three-year term.

Gary Copperud
For: 1,559,008
Withheld: 8,356

Kenneth Brimmer
For: 1,558,306
Withheld: 9,058

Allan Anderson's and Gervaise Wilhelm's term of office as a director continued after the meeting.

2.	To approve an amendment to the Oxboro Medical, Inc. 2000 Stock Option Plan to increase the number of shares available under the plan from 150,000 to 300,000.

For: 974,942
Against: 41,406
Abstain: 551
Broker Non-Vote: 550,465

Item 6.  Exhibits and Reports on Form 8-K:

(a)	Exhibits:

None

(b)	Reports on Form 8-K:

On May 9, 2001, the Company filed a Form 8-K, announcing that the Company had entered into an asset purchase agreement dated April 24, 2001 with Johnson & Johnson Medical division of Ethicon, Inc. (the “Seller”) for the purchase of the Seller’s Sterion business unit. Pro forma financial information relating to the purchase, as well as the substitution of the Company’s wholly-owned subsidiary, Oxboro Acquisition, Inc. (now Sterion, Inc.) as the buyer, was disclosed by the Company on July 9, 2001 by an amendment to the Form 8-K.

SIGNATURES

             In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBORO MEDICAL, INC.

Date: August 14, 2001	By: /s/ J. David Berkley

J. David Berkley, President
(Principal Executive Officer)

Date: August 14, 2001	By: /s/ Ramon L. Burton

Ramon L Burton, Chief Financial Officer
(Principal Financial and Accounting Officer)