Form 10KSB
period 2001-09-30
OXBORO MEDICAL INC
filed 2001-12-13
CIK 350557

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

/x/	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

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
(Title of Class)

    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $6,547,824.

    Based upon the closing price of the issuer's Common Stock as reported by The Nasdaq SmallCap Stock Market, the aggregate market value of such Common Stock held by nonaffiliates of the issuer as of December 5, 2001, was approximately $7,249,365.

    As of December 5, 2001, the issuer had outstanding 1,719,217 shares of Common Stock, $.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

    None.

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

    The information presented in this Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. When used in this report, the words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify such forward-looking statements. Forward looking statements herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties, including those discussed under "Risk Factors", that could cause actual results to differ materially from those anticipated. All forward-looking statements involve risks and uncertainty and readers are cautioned not to place undue reliance on these forward-looking statements. Among the factors that could cause actual results to differ materially are the following: acceptance of new products, pricing strategies of competitors, general conditions in the industries served by the Company's products, ability to maintain adequate inventories to respond to customer demand, changes in regulatory requirements for health care related products, and overall economic conditions, including stock market fluctuation or disruption, inflation and consumer buying patterns. We do not intend to update any forward-looking statements.

Introduction

    Oxboro Medical, Inc. ("Oxboro") was incorporated in Minnesota in 1978. Oxboro develops, assembles, and markets single-use medical and surgical products. On April 27, 2001, Oxboro created a wholly-owned subsidiary to acquire the Sterion business line from Johnson & Johnson Medical Division of Ethicon, Inc on May 25, 2001. This subsidiary is now called Sterion, Inc. ("Sterion"). Sterion also develops and markets medical and surgical products. Oxboro, including its Sterion subsidiary, is sometimes referred to as the "Company."

Principal Products

    Principal medical products produced and sold by Oxboro include silicone surgical loops, silicone and fabric surgical clamp covers, surgical instrument protection guards, suture aid booties, surgical instrument identification sheet and roll tape, surgical instrument cleaning brushes and various holders and organizers for surgical instruments used in the operating room. Principal products produced and sold by Sterion are a proprietary line of surgical instrument sterilization containers and related disposable supplies. Oxboro's and Sterion's products are primarily used in the operating room and instrument reprocessing areas of hospitals, surgical centers, and clinics.

    Raw materials and parts for the products are produced to the Company's specifications by various outside vendors. The Company uses a clean room facility to assemble, package, and inspect its sterilized products. The assembled products that are sold sterile are sent to an independent contract sterilizer, and samples are tested at an independent laboratory.

Product Distribution

    Oxboro's medical products are marketed through its telemarketing department directly to hospitals throughout the United States and Canada and through dealers and kit packaging companies domestically. International sales of Oxboro medical products are made through distributors and accounted for approximately 8% of medical product sales during both fiscal 2001 and 2000.

    Sterion's medical products are marketed in the United States through selected distributors, manufacturers' representatives, and Oxboro's telemarketing department.

    Sterion markets its products outside the United States through sales organizations that operate primarily as distributors. Sterion uses approximately 30 international sales organizations to sell its products into 25 countries. These organizations typically carry a limited inventory of Sterion products and sell these products in specific geographic areas, generally on an exclusive basis. Sterion international sales accounted for 25% of total Sterion sales during the Company's fourth quarter ended September 30, 2001. All of the Company's international sales are made on a United States dollar-denominated basis to distributors.

Sources Of Supply

    The raw materials used for the extruding, molding, and weaving of the Company's various products are readily available from multiple sources.

Patents, Trademarks, Licenses

    The Company has in the past pursued and will, when appropriate, pursue registrations in patents and trademarks and license arrangements in connection with the marketing of its products. In connection with the acquisition of the Sterion product line, the Company acquired 20 United States patents and approximately 25 related foreign patents. Patent applications relating to Sterion products are also pending in the United States and in other countries. Protection under United States patents generally expires 20 years from issuance. Sterion patents expire between 2006 and 2019. In connection with the acquisition of the Sterion product line, the Company also acquired trademarks registered in both the United States and in various countries throughout the world relating to the Sterion name. Sterion currently licenses the technology of certain patents and know-how for its products from inventors Robert Nichols, William Patterson, Ronald Cocquyt and Richard Mayfield. Under the terms of the license, Sterion is obligated to pay the inventors an aggregate royalty of 5% on the worldwide net sales of products licensed to Sterion through February 13, 2007.

    Some of the products currently being marketed by the Company are not unique. With respect to these products, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. If the Company were to develop products with patentable features, patent protection could be important to the Company in maintaining its competitive advantage. However, the Company would likely incur substantial costs in attempts to secure patent protection.

Competition

    The medical products market is extremely competitive. The Company believes that among its direct competitors are firms with substantially greater assets, marketing capability, and experience than the Company. In addition, such competitors are often able to offer lower prices than the Company and thus can limit the Company's penetration and market share. We believe that the Company has achieved a substantial portion of the markets in which it competes by offering a balance of competitive factors including selection, price, customer service, convenience, product quality, reliability and speed of order fulfillment. Our continued success will depend upon the ability of our sales and marketing program to implement and close sales. In addition, our principal executive officers and key personnel have extensive experience in sales of medical products.

Research And Development Expenditures

    In the fiscal years ended September 30, 2001 and 2000, the Company spent $14,257 and $53,021, respectively, for research and development of medical products.

Government Regulation

    Because Oxboro and Sterion manufactures and sells medical products, both the products and the manufacturing procedures are subject to regulation in the United States by the Food and Drug Administration and in the European Community by the Medical Device Directives. Pursuant to the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, medical devices intended for human use are classified into three categories (Classes I, II and III), depending upon the degree of regulatory control to which they will be subject. Classification is based on the controls necessary to reasonably ensure the safety and efficacy of medical devices. Both Oxboro's and Sterion's products are Class I products.

    Many Class I devices have been exempted from pre-market notification requirements by the FDA. These products can be adequately regulated by the same types of controls the FDA has used on devices since the passage of the Act in 1938. These "general controls" include provisions related to labeling, producer registration, defect notification, records and reports and good manufacturing practices. The good manufacturing practice regulation has been recently replaced by a more comprehensive Quality System Regulation ("QSR"), including regulations on Good Manufacturing Practices that require written manufacturing specifications and processing procedures. QSRs also require implementation of quality assurance programs, written distribution procedures and record keeping requirements.

    The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of FDA regulation. In addition, the Company's sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services pursuant to federal anti-kickback laws, and are also subject to similar state laws.

    The Company's products may also be subject to regulation in foreign countries, including ISO 9000 certification, in order to conduct business in the European Community. Sterion products received ISO 9000 certification and also received an EC certificate, allowing Sterion to use the CE Mark on its products offered in Europe. Depending upon the distribution relationships established to Sterion products in countries outside the European Community, the Company may be responsible for obtaining approval to sell in those countries.

    The Company may be required to devote substantial financial and human resources to comply with these extensive regulation by the FDA and other government agencies. In addition, should the Company fail to comply with such regulations it would be subject to administrative and criminal actions, which could have a material adverse effect on the Company's business. The Company's operations may also be affected if Congress or the European Community passes new legislation or if courts issue new rulings with respect to existing legislation. Continued compliance with all regulatory requirements may be costly.

Employees

    As of September 30, 2001, the Company employed 73 full-time and 12 part-time employees.

RISKS RELATED TO OUR BUSINESS

    The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

    Our success depends upon our ability to integrate newly acquired products.  In May 2001, Oxboro acquired the Sterion product line from Johnson and Johnson Medical Division of Ethicon, Inc. On October 16, 2001, Oxboro entered into an asset purchase agreement with Surgidyne, Inc. pursuant to which Oxboro would acquire the Surgidyne line of surgical drainage and fluid containment systems.

    Our success will depend, in part, on its ability to integrate the Sterion product line and any future products into our existing business expeditiously and at reasonable cost. In connection with the integration of a new product line, we must maintain sufficient facilities and qualified personnel to manufacture and market the new products on a competitive basis. We also must monitor and control costs of our expanding operations. Further, if the product lines acquired are medical devices, we must obtain and maintain all required government authorizations, including authorizations from foreign governments. We may not employ the measures described above when necessary and even if such measures are taken, we may not execute them properly or they may prove ineffective. If we are not able to successfully manage our expansion, our business and financial results will suffer.

    We depend upon the successful introduction of new products.  A significant element of the Company's growth strategy is focused on successfully developing and marketing new products. In developing new products, we would incur additional research and development and marketing expenses. Our success will depend upon cost effective development of new products. There can be no assurance that revenues, if any, from new products will be sufficient to recoup the Company's expenses in development and marketing any new product. Moreover, there is no assurance that the Company can manufacture these new products at a cost or sell the new products at a price that will result in an acceptable rate of return for the Company. Market acceptance of these new products may be slow or customers may not accept the new products at all. If the Company cannot successfully develop and market new products, its financial performance and results of operations will be adversely affected.

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

    We are dependent on our management and key personnel to succeed.  We depend on the extensive experience in sales of medical products of our principal executive officers and key personnel. Our business requires significant research and development efforts to bring our products to market. Our continued success also depends on the ability of our marketing and sales program to implement and close the sales. The loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel on acceptable terms, could impede the achievement of our business objectives and have a material adverse effect on our business.

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

    Fluctuations in our quarterly operating results may negatively affect our stock price.  We may experience variability in our net sales and operating profit on a quarterly basis as a result of many factors, including, among other things, the buying habits of our customers, size and timing of orders by certain customers, shifts in demand for types of products, technological changes and industry announcements of new products. If revenues do not meet expectations in any given quarter, our stock price may be materially adversely affected.

    Our stock price may be materially affected by market volatility.  The stock market has, from time to time, experienced significant price and volume fluctuations affecting the market prices of companies similar to ours. These fluctuations may be due to changes in the economy or world events and are often unpredictable and unrelated to the operating performance of such companies. Moreover, factors not directly related to our performance, such as negative industry reports or disappointing earnings announcements by publicly traded competitors, also may have an adverse impact on the market price of our Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action claims have often been brought against that company. This litigation could result in substantial costs and a diversion of management's attention and resources.

    If a product we sell injures a user, we could be subject to a product liability exposure.  We sell medical products which may involve product liability risk. We carry general casualty insurance, including coverage for product liability claims up to $1 million per incident and $2 million aggregate per year. We also carry liability umbrella coverage of $10 million. However, there can be no assurance that this coverage will be adequate for any claims that may be raised. We are not aware of any pending product liability claims against us. However, a successful product liability suit could have a material adverse effect our business operations.

    There is no assurance that future capital will be available to us, and additional capital will dilute the holdings of our stockholders.  Our shareholders have no preemptive rights. If we:

  •
  commence a subsequent public or private offering of common stock, convertible debt, or preferred stock; or

  •
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

ITEM 2. DESCRIPTION OF PROPERTY

    The Company's office, manufacturing, and warehouse facilities are located in a 30,000 square foot building on 2.41 acres in Ham Lake, a suburb of Minneapolis, Minnesota. The building is approximately 10 years old. See Notes 7 of Notes to Consolidated Financial Statements (included in Item 7 hereof) regarding the terms of a mortgage on the property. Sterion's office and manufacturing facilities are located in a leased 30,000 square foot building in Jacksonville, Texas.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol "OMED." The following table sets forth the quarterly high and low closing bid prices for the Company's Common Stock for each quarter of the past two fiscal years as reported by Nasdaq. All prices have been adjusted to reflect the Company's 1-for-5 reverse stock split effected August 13, 1999.

	Closing Bid Price
Period
	High	Low
Fiscal 2000
First Quarter	4.063	2.000
Second Quarter	5.750	3.500
Third Quarter	5.031	4.063
Fourth Quarter	4.375	3.500
Fiscal 2001
First Quarter	4.250	4.000
Second Quarter	5.125	4.875
Third Quarter	7.230	7.230
Fourth Quarter	7.100	7.020

    As of December 5, 2001, there were approximately 221 holders of record of Common Stock. As of December 5, 2001, there were approximately 10 registered holders of three year warrants, or "incentive warrants," for the purchase of Common Stock of the Company. The Company has paid no cash dividends on its Common Stock and does not intend to pay any dividends in the future.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

    Net sales for the twelve-month period ended September 30, 2001 were $6,547,824 as compared to $4,967,217 for the corresponding period in the previous fiscal year. This represents an increase of $1,580,607 or approximately 32%. The principal reason for the increase is due to sales generated by Sterion for the period since the Company completed the purchase of the assets related to Sterion on May 25, 2001. The sales generated by Sterion were $1,262,261. Continued competition and pricing pressure have constrained revenue growth in the Company's existing product lines; however several new products have recently been added and the Company expects these new products, together with future additions to contribute to sales growth in the future.

    Gross profit as a percent of net sales for the twelve months of fiscal 2001 and 2000 was 58% and 63%, respectively. The decrease in gross profit percentage for fiscal year 2001 results from a increase in labor and overhead costs being absorbed into cost of goods sold, with a corresponding decrease in general and administrative expenses. The gross profit percentage for Sterion for the four months of June-September 2001 was 52%. Based on current information it is management's belief the gross profit percentage for Sterion products will be typically lower than products sold by Oxboro. Gross profit dollars increased for the twelve months ended September 30, 2001 compared to the corresponding period in the prior year by $638,662. The principal reason for the increase in gross profit for the periods is due to gross profit of $659,147 contributed by the Sterion business.

    Income from operations for the twelve months of fiscal year 2001 was $557,918 as compared to $787,986 in the same period of fiscal 2000. In the current year, general and administrative expenses have increased because of increased staffing for future new product support and selling, general and administrative expenses related to Sterion in the amount of $489,411.

Liquidity and Capital Resources

    The Company has typically financed its operations through internal working capital and a bank line of credit. Financing of its building has been through long-term bank financing. In addition, the Company financed the purchase of Sterion, in part, through long term bank financing. The Company believes it has adequate capital to meet its cash requirements for the next twelve months. As of September 30, 2001, the Company had working capital of $5,360,629 as compared to $3,977,601 at September 30, 2000, and long-term debt of $2,078,635 at September 30, 2001 compared to $379,551 at September 30, 2000. The increase in working capital and long-term debt principally relates to the proceeds of approximately $605,000 (net of previous mortgage paid off of approximately $370,000) of the new mortgage payable entered into in January 2001 (see Note 7) and the assumption of approximately $1.5 million in new debt to finance the acquisition of the Sterion assets. As of September 30, 2001, the Company had $2,328,063 in cash and cash equivalents as compared to $461,108 at September 30, 2000. The increase in cash and cash equivalents of approximately $1.9 million principally relates to warrant proceeds of approximately $1.1 million received and the net mortgage proceeds previously noted.

    During the twelve months ended September 30, 2001, the Company generated $171,480 in net cash from operating activities. This decrease from the prior year was primarily due to financing and working capital for the acquisition of the Sterion assets. The Company used $1,339,291 in investing activities during the twelve months ended September 30, 2001, primarily due to the purchases of equipment and assets of approximately $3,002,171, proceeds received of approximately $1,765,997 on the sale of available-for-sale equity securities, receipt of approximately $151,000 of cash value of life insurance and the purchase of available-for-sale securities of approximately $254,117. The Company generated $3,034,766 in cash from financing activities due to warrant proceeds of approximately $1.1 million received, additional net borrowings of $1,972,152 million of long term bank financing related to the Sterion business.

    During fiscal year 2002, the Company currently expects to spend approximately $400,000 on capital improvements. We believe we have the financial resources to meet our future business requirements for at least the next twelve months.

ITEM 7. FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Position	Director Since
Allan D. Anderson(3)(4)	48	Director	2000
Kenneth W. Brimmer(2)(4)	46	Director	1998
Gary W. Copperud(2)(4)	43	Director	1998
Gervaise Wilhelm(1)	58	Director	2000
J. David Berkley	53	President	—
Ramon L. Burton	51	Chief Financial Officer	—

(1)
Class I Director, term expires 2002
(2)
Class II Director, term expires 2003
(3)
Class III Director, term expires 2001
(4)
Member of the Audit Committee

    Allan D. Anderson.  Mr. Anderson is currently the Chief Financial Officer and a director of Reliafund, Inc. Reliafund is a third-party processing company of ACH transactions. In January 2001, Mr. Anderson sold his interest in RiverBend Solutions ("RiverBend") having served as President since August 2000 and as Chief Financial Officer since January 2000. He was a director of RiverBend from 1995 to 2001. Mr. Anderson was the President of Metropolitan Financial Management, Inc. from 1997 to 1999 and served as its Treasurer from 1995 to 1999. He was a director of Metropolitan Financial Management, Inc. from 1991 through 1999. Prior to joining Metropolitan, he was the Chief Financial Officer of Pan Am Systems, Inc. from 1994 through 1995.

    Kenneth W. Brimmer.  Mr. Brimmer presently serves as Chairman and Director of Active IQ Technologies, Inc. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception in 1995. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 until April 1997, serving as Special Assistant to the Chairman and CEO. Mr. Brimmer currently serves on the boards of directors of New Horizons Kid Quest, Inc., and Hypertension Diagnostics, Inc., where he is also Chairman. Mr. Brimmer also served as the Company's interim Chief Executive Officer from October 2000 to November 18, 2000.

    Gary W. Copperud.  He has been president/general manager of CMM Properties, LLC, an investment company located in Fort Collins, Colorado, with holdings in real estate and stocks, since 1993. Prior to that, Mr. Copperud was self-employed in the fields of securities and real estate investment and real estate development.

    Gervaise Wilhelm.  Ms. Wilhelm has been a partner with Surgical Safety Associates, a manufacturer of surgical safety disposable devices, since October 1999. Since 1997, Ms. Wilhelm has also served as a consultant to start-up medical device companies, including companies operating in the medical specialty areas of urology, surgery, cardiology, gastroenterology and critical care medicine. From 1994 to 1997, Ms. Wilhelm served as president and chief executive officer of Internventional Innovations, Inc., now XRT/Medtronic, a medical device company. Ms. Wilhelm currently serves on the board of directors of Paradigm Diagnostics LLC.

    J. David Berkley.  Mr. Berkley has served as the President of the Company since October 16, 2000. Prior to joining the Company, Mr. Berkley was employed in various capacities by Minnesota Mining and Manufacturing Company (3M) from 1977 to 1999. Mr. Berkley was the Executive General Manager of 3M's Security Market Center in 1999. From 1997 to 1999 he served as the Vice President, Strategic Development, Health Care of 3M. From 1995 to 1997, he was 3M's Vice President, Medical Surgical Markets Division. Mr. Berkley was the General Manager of 3M's Consumer Professional Health Care Division from 1993 to 1995.

    Ramon L. Burton.  Mr. Burton has served as the Chief Financial Officer of the Company since December 21, 2000. Prior to joining the Company, Mr. Burton was employed by Twin City Fan Companies, Ltd. for more than fourteen years, first as its Controller, and then from 1991-2000 as its Chief Financial Officer and Vice President. Mr. Burton is an attorney-at-law and has over twenty-five years experience in accounting, law and accounting systems.

Section 16(a) Beneficial Ownership Reporting Compliance

    Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders (insiders) of the Company are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in the Company's Common Stock. To the Company's knowledge, all insiders of the Company made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2000, except Mr. Burton's Form 3 was not timely filed within ten days of his employment date with the Company and Mr. Copperud failed to timely file one Form 4 with respect to acquisitions of Common Stock by CMM Properties, LLC.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to J. David Berkley, the President, Kenneth W. Brimmer who served as the Company's Chief Executive Officer on an interim basis during the fiscal year ended September 30, 2001 and Company's only other executive officers whose total cash compensation exceeded $100,000 (the "Named Executive Officers") in fiscal year 2001.

Summary Compensation Table

Long-Term Compensation Awards
Annual Compensation
Name and Principal Position	Fiscal Year Ended Sept 30			Securities Underlying Options	All Other Compensation
		Salary	Bonus
J. David Berkley(1) President	2001 2000 1999	$141,346 — —	— — —	— — —	— — —
Kenneth W. Brimmer(2)	2001 2000 1999	— — —	— — —	— — —	— — —

(1)
Mr. Berkley began serving as President of the Company on October 16, 2000.
(2)
Mr. Brimmer served as the Company's interim Chief Executive Officer from October 2000 to November 18, 2000.

    The following table provides information about each stock option grant made during the fiscal year ended September 30, 2001 to the Named Executive Officers.

Option Grants In Fiscal Year 2001

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
J. David Berkley	100,000	44.4%	$3.75	10/16/2010
Kenneth Brimmer	5,000	2.2%	$3.625	10/05/2005

    The following table summarizes stock option exercises during the fiscal year ended September 30, 2001 and the total number of options held at the end of fiscal year 2001 by the Named Executive Officers.

Aggregated Option Exercises in Fiscal Year 2001 and
Fiscal Year End Option Values

			Number of Securities Underlying Unexercised Options at Sept 30, 2001		Value of Unexercised In-the-Money Options at Sept 30, 2001(1)
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
J. David Berkley	—	—	—	100,000	—	327,000
Kenneth Brimmer		—	5,000	—	16,975	—

(1)
The values have been calculated based on the closing bid price of $7.02 for our Common Stock as of September 28, 2001 (before payment of applicable income taxes).

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

    The Company and J. David Berkley entered into an agreement effective October 16, 2000 under which Mr. Berkley agreed to serve as the President of Oxboro Medical, Inc. on an "at will" basis. The Agreement provided for an annual salary of $150,000, with a salary review at the end of the first year. Mr. Berkley is also be eligible for a bonus of up to 100% of his salary, based upon the performance of the Company.

    As part of Mr. Berkley's compensation, he received options to purchase 100,000 shares of the Common Stock of the Company. The options are exercisable at $3.75 per share. The options vest on the seventh anniversary of employment; however, vesting is accelerated if the Company reaches certain performance goals.

    The Company and Ramon L. Burton entered into an agreement effective December 21, 2000 under which Mr. Burton agreed to serve as the Chief Financial Officer of Oxboro Medical, Inc. on an "at will" basis. The agreement provides for an annual salary of $90,000, with a salary review at the end of the first year. Mr. Burton would also be eligible to receive a bonus of up to 50% of his salary, based upon the financial performance of the Company. As part of Mr. Burton's compensation, he received options to purchase 25,000 shares of the Company's Common Stock. The options are exercisable at $4.25 per share. The options vest on the seventh anniversary of employment; however, vesting is accelerated if the Company reaches certain performance goals.

Outside Director Compensation

    Each director of the Company who is not an employee receives $1,000 per quarter and the Chairman of the Board receives $1,250 per quarter. The aggregate fees paid to non-management directors for services rendered for the year ended September 30, 2001 were approximately $17,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table presents, as of November 19, 2001, certain information regarding beneficial ownership of our Common Stock by (1) each person known by us to beneficially own more than 5% of the outstanding shares of Common Stock, (2) each of our directors and executive officers, and (3) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at the Company's offices at 13828 Lincoln Street N.E., Ham Lake, MN 55304.

			Shares Beneficially Owned
Name of Beneficial Owner	Shares		Shares Acquirable within 60 Days(1)		Total	Percentage Beneficially Owned
Allan D. Anderson	0		5,000		5,000	*
Kenneth W. Brimmer	252,526	(2)	77,842	(3)	330,368	17.7%
Gary C. Copperud	501,718		134,879	(4)	636,597	33.1%
CMM Properties, LLC	501,718		129,879		631,597	32.9%
Gervaise Wilhelm	4,300		10,000		14,300	*
J. David Berkley	0		0		0	*
Ramon L. Burton	0		0		0	*
All Officers and Directors as a Group (6 persons)	758,544		227,721		986,265	48.9%

*
Less than 1%.
(1)
Shares of Common Stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person's percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)
Includes 30,215 shares beneficially owned by Mr. Brimmer through his IRA. Includes 80,000 shares over which Mr. Brimmer shares voting and dispositive power with his wife. Also includes 30,215 shares beneficially owned by Mr. Brimmer's wife in her IRA.

(3)
Includes 9,405 warrants beneficially owned by Mr. Brimmer through his IRA. Includes 16,000 warrants held jointly by Mr. Brimmer and his wife. Includes 9,405 warrants held by Mr. Brimmer's wife through her IRA.

(4)
Mr. Copperud, one of our directors, is the President of CMM Properties, LLC. Includes options to purchase 5,000 of the Company's Common stock held by Mr. Copperud individually

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Agreements with Larry A. Rasmusson

    The Company has entered into several agreements with Larry A. Rasmusson, a former Chief Executive Officer and Chief Financial Officer of the Company. Pursuant to an exclusive license agreement, Mr. Rasmusson, as licensor, granted the Company, as licensee, the exclusive right to make, use, and sell certain medical products and to receive information and assistance from Mr. Rasmusson to make, use and sell the products. Mr. Rasmusson is to receive royalties in the amount of 4% of the "net sales price" (as defined) of all licensed products sold. Royalties continue for the life of the product. If at any time a product covered by the agreement is no longer sold by the Company (defined as a reduction by 50% in sales from the previous calendar year), the license will no longer be exclusive as to that product. The agreement contains a provision for increasing the royalty amount if royalty rates paid by the Company to others for similar products are higher than 4%. The agreement also provides that upon the termination of the employment of a former officer, the royalty will be increased from 4% to 6% on certain products, and Mr. Rasmusson and the former officer will each receive royalties of 3% on sales of such products. During fiscal 2001 and 2000, Mr. Rasmusson earned $46,635 and $44,076, respectively, in royalties under this agreement.

    On March 30, 1999 the Company was notified by Mr. Rasmusson that it was in default of royalty agreements related to certain medical products because of nonpayment of royalties. At the time of the notification the Company believed and continues to believe that no events of default have occurred. The Company has continued to pay royalties to Mr. Rasmusson and has received no correspondence from Mr. Rasmusson regarding this matter since June 17, 1999.

    The Company has adopted a split dollar life insurance plans for the benefit of Mr. Rasmusson. The Company maintains the annual premiums on two $500,000 insurance policies (the "Policies") on Mr. Rasmusson's life so long as Mr. Rasmusson pays and maintains his portion of the monthly premiums on said Policies in a timely manner. The Policies are owned by Mr. Rasmusson. The Company will recover all premium payments, interest, and advances made by it on account of the Policies upon Mr. Rasmusson's death or the surrender of the policies for cash. However, if the Company fails to maintain payments or terminates either or both of said Policies or if the Policies cancel or terminate for any reason other than Mr. Rasmusson's death, Mr. Rasmusson shall receive the net cash value and/or termination value. Premiums paid in fiscal 2001 and 2000 on behalf of Mr. Rasmusson totaled $47,775 and $47,775, respectively.

Transactions with Directors

    On September 22, 2000, a Schedule 13D was filed with the Securities and Exchange Commission on behalf of the Company, Kenneth W. Brimmer and Gary Copperud relating to their respective interests in Minntech Corporation. Messrs. Brimmer and Copperud are directors of the Company. The Company reported that, as of September 12, 2000, it had acquired a 3% interest in Minntech Corporation through open market purchases of 200,000 shares that company's common stock. As disclosed in the Schedule 13D, the Company would beneficially own 5.7% of Minntech Corporation if the Company's shares were aggregated with those owned by Kenneth W. Brimmer and Gary Copperud. On April 9, 2001, the Company and Messrs. Brimmer and Copperud filed Amendment No. 1 to Schedule 13D relating to changes in their respective interests in Minntech Corporation. As reported in Amendment No. 1 to Schedule 13D, as of March 8, 2001 the Company held 190,000 shares of common stock or a 2.8% interest in Minntech Corporation. As further reported in Amendment No. 1 to Schedule 13D, if the Company's shares were aggregated with those owned by Messrs. Brimmer and Copperud, the Company would beneficially own 324,200 shares or 4.8% interest in Minntech Corporation. The Company disclaims ownership of the shares held by Messrs. Brimmer and Copperud. With the filing of the Amendment No. 1 to the Schedule 13D, the Company is no longer a reporting person with respect to the shares it owns in Minntech Corporation. During 2001, the Company sold its shares of common stock of Minntech Corporation or Cantel Medical Corp., which acquired Minntech Corporation by merger on September 7, 2001.

    Active IQ Technologies, Inc. ("Active IQ") has performed e-services consulting and website services for the Company on the same terms as such services have been provided to unrelated parties. The aggregate amount paid by the Company to Active IQ for these services was $15,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

(a)  Exhibits.

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
4.6		Form of Warrant Certificate (incorporated by reference to Exhibit 4(e) to the 2000 Form S-3).
10.1	*
Transfer of Technology Agreement by and between Project Heart Limited Partnership and LexTen, Inc., effective September 30, 1997 (incorporated by reference to Exhibit 10.1 to the Company's 1998 Form 10-KSB).
10.2	*	Termination of Stock Award Agreement effective September 30, 1997, between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-KSB).

10.3	(a)*	Exclusive License Agreement between the Company and Larry Rasmusson dated April 1, 1990 (the "Exclusive License Agreement") (incorporated by reference to Exhibit 10.3(a) to the 1998 Form 10-KSB).
10.3	(b)*	First Amendment to Exclusive License Agreement effective November 8, 1995 (incorporated by reference to Exhibit 10.3(b) to the 1998 Form 10-KSB).
10.3	(c)*	Second Amendment to Exclusive License Agreement effective September 1, 1998 (incorporated by reference to Exhibit 10.3(c) to the 1998 Form 10-KSB).
10.4	(a)*	Employment Agreement between the Company and Larry A. Rasmusson dated April 1, 1993 (incorporated by reference to Exhibit 10.4(a) to the 1998 Form 10-KSB).
10.4	(b)*	First Amendment to Employment Agreement effective December 21, 1993 (incorporated by reference to Exhibit 10.4(b) to the 1998 Form 10-KSB).
10.4	(c)*	Second Amendment to Employment Agreement effective October 1, 1997 (incorporated by reference to Exhibit 10.4(c) to the 1998 Form 10-KSB).
10.4	(d)*	Third Amendment to Employment Agreement effective February 25, 1998 (incorporated by reference to Exhibit 10.4(d) to the 1998 Form 10-KSB).
10.5	(a)*
Exclusive License and Royalty Agreement between Oxboro Outdoors, Inc. and Larry Rasmusson dated April 17, 1993 the ("Exclusive License and Royalty Agreement") (incorporated by reference to Exhibit 10.5(a) to the 1998 Form 10-KSB).
10.5	(b)*	First Amendment to Exclusive License and Royalty Agreement effective December 21, 1993 (incorporated by reference to Exhibit 10.5(b) to the 1998 Form 10-KSB).
10.5	(c)*	Second Amendment to Exclusive License and Royalty Agreement effective November 8, 1995 (incorporated by reference to Exhibit 10.5(c) to the 1998 Form 10-KSB).
10.5	(d)*	Third Amendment to Exclusive License and Royalty Agreement effective February 25, 1998 (incorporated by reference to Exhibit 10.5(d) to the 1998 Form 10-KSB).
10.5	(e)*	Fourth Amendment to Exclusive License and Royalty Agreement, effective as of the 1st day of September, 1998 (incorporated by reference to Exhibit 10.5(e) to the 1998 Form 10-KSB).
10.6	(a)*	Consulting Agreement effective November 1, 1995, by and between the Company and Larry A. Rasmusson (the "Consulting Agreement") (incorporated by reference to Exhibit 10.6(a) to the 1998 Form 10-KSB).
10.6	(b)*	First Amendment to the Consulting Agreement effective October 1, 1997 (incorporated by reference to Exhibit 10.6(b) to the 1998 Form 10-KSB).
10.6	(c)*	Second Amendment to the Consulting Agreement effective September 1, 1998 (incorporated by reference to Exhibit 10.6(c) to the 1998 Form 10-KSB).
10.7	(a)*	Stock Option Agreement effective August 17, 1995, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.7(a) to the 1998 Form 10-KSB).
10.7	(b)*
Stock Option Exercise and Loan Agreement for the Purchase of 20,536 shares of Common Stock of the Company, between Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(b) to the 1998 Form 10-KSB).

10.7	(c)*	Secured Promissory Note in the amount of $30,546 to Company from Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(c) to the 1998 Form 10-KSB).
10.7	(d)*	Instruments Security Agreement between Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(d) to the 1998 Form 10-KSB).
10.7	(e)*
First Amendment to August 17, 1995 Stock Option Agreement by and between the Company and Larry A. Rasmusson effective September 1, 1998 (incorporated by reference to Exhibit 10.7(e) to the 1998 Form 10-KSB).
10.8	(a)*	Current Stock Option Agreement effective October 1, 1997, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.8(a) to the 1998 Form 10-KSB).
10.8	(b)*	Deferred Stock Option Agreement effective October 1, 1997, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.8(b) to the 1998 Form 10-KSB).
10.8	(c)*
Stock Option Exercise and Loan Agreement for the purchase of 200,000 shares of Common Stock of the Company, between the Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(c) to the 1998 Form 10-KSB).
10.8	(d)*	Secured Promissory Note in the Amount of $200,000 to Company from Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(d) to the 1998 Form 10-KSB).
10.8	(e)*	Instruments Security Agreement between the Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(e) to the 1998 Form 10-KSB).
10.8	(f)*
First Amendment to October 1, 1997 Current Stock Option Agreement by and between the Company and Larry A. Rasmusson effective September 1, 1998 (incorporated by reference to Exhibit 10.8(f) to the 1998 Form 10-KSB).
10.9	*	Mutual Release and Noncompetition Agreement by and between Larry A. Rasmusson and the Company effective September 1, 1998 (incorporated by reference to Exhibit 10.9 to the 1998 Form 10-KSB).
10.10	*	Product Development and Incentive Agreement effective November 8, 1995, be and between the Company and Harley Haase (incorporated by reference to Exhibit 10.10 to the 1998 Form 10-KSB).
10.11	*
Royalty Sharing Agreement effective November 21, 1995, by and between the Company, Oxboro Outdoors, Inc., Larry A. Rasmusson and Harley Haase (incorporated by reference to Exhibit 10.11 to the 1998 Form 10-KSB).
10.12	*	Settlement Agreement and Mutual Release of Claims by and between Harley Haase and the Company dated June 13, 1997 (incorporated by reference to Exhibit 10.12 to the 1998 Form 10-KSB).
10.13	(a)*
Stock Option Exercise and Loan Agreement for the purchase of 40,000 shares of Common Stock of the Company between the Company and Dennis L. Mikkelson dated January 15, 1998 (incorporated by reference to Exhibit 10.13(a) to the 1998 Form 10-KSB).

10.13	(b)*	Secured Promissory Note in the amount of $45,000 to the Company from Dennis L. Mikkelson dated January 15, 1998 (incorporated by reference to Exhibit 10.13(b) to the 1998 Form 10-KSB).
10.13	(c)*	Instruments and Security Agreement between the Company and Dennis L. Mikkelson dated January 15, 1998 (incorporated by reference to Exhibit 10.13(c) to the 1998 Form 10-KSB).
10.14	(a)*	Stock Option Agreement effective June 19, 1997 by and between the Company and John Walter (incorporated by reference to Exhibit 10.14(a) to the 1998 Form 10-KSB).
10.14	(b)*
Stock Option Exercise and Loan Agreement for the purchase of 40,000 shares of Common Stock of the Company between the Company and John Walter dated January 15, 1998 (incorporated by reference to Exhibit 10.14(b) to the 1998 Form 10-KSB).
10.14	(c)*	Secured Promissory Note in the amount of $43,200 to the Company from John Walter dated January 15, 1998 (incorporated by reference to Exhibit 10.14(c) to the 1998 Form 10-KSB).
10.14	(d)*	Instruments and Security Agreement between the Company and John Walter dated January 15, 1998 (incorporated by reference to Exhibit 10.14(d) to the 1998 Form 10-KSB).
10.15	*	Nonqualified Stock Option Agreement dated January 28, 1998, between the Company and Robert S. Garin (incorporated by reference to Exhibit 10.15 to the 1998 Form 10-KSB).
10.16	*	Nonqualified Stock Option Agreement dated February 20, 1998, between the Company and John Sayer (incorporated by reference to Exhibit 10.16 to the 1998 Form 10-KSB).
10.17	*
Temporary Services Agreement effective September 8, 1998 by and between the Company and Critical Care Anesthetists, P.A. and Christopher J. Turnbull (incorporated by reference to Exhibit 10.17 to the 1998 Form 10-KSB).
10.18	*	Temporary Services Agreement effective September 17, 1998 by and between the Company and Richard Ulvenes (incorporated by reference to Exhibit 10.18 to the 1998 Form 10-KSB).
10.19	*	Letter Employment Agreement dated February 10, 1999 between the Company and Matthew E. Bellin (incorporated by reference to Exhibit 10.19 to the 1999 Form 10-KSB).
10.20	*	Employee Noncompetition/Confidentiality Agreement dated February 10, 1999 between the Company and Matthew E. Bellin (incorporated by reference to Exhibit 10.20 to the 1999 Form 10-KSB).
10.21	*	Stock Option Agreement, effective as of February 15, 1999, between Matthew E. Bellin and the Company (incorporated by reference to Exhibit 10.21 to the 1999 Form 10-KSB).
10.22	*	Non-qualified Stock Option Agreement between Gary W. Copperud and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.22 to the 1999 Form 10-KSB).
10.23	*	Non-qualified Stock Option Agreement between Kenneth W. Brimmer and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.23 to the 1999 Form 10-KSB).

10.24	*	Non-qualified Stock Option Agreement between Robert S. Garin and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.24 to the 1999 Form 10-KSB).
10.25	*	Non-qualified Stock Option Agreement between John E. Sayer and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.25 to the 1999 Form 10-KSB).
10.26
Amendment of August 25, 1999 to Restated Term Loan and Credit Agreement dated November 3, 1998 between the Company and Norwest Bank Minnesota, N.A (incorporated by reference to Exhibit 10.26 to the 1999 Form 10-KSB).
10.27	*
Agreement dated October 12, 2000 between the Company and Matthew E. Bellin (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000 (the "2000 10-KSB"))
10.28	*	Agreement dated October 31, 2000 between the Company and J. David Berkley (incorporated by reference to Exhibit 10.28 to the 2000 10-KSB).
10.29	*	Agreement dated December 21, 2000 between the Company and Ramon L. Burton
10.30
Asset Purchase Agreement dated as of April 24, 2001 between Johnson & Johnson Medical Division of Ethicon, Inc. as Seller and Oxboro Medical, Inc. as Buyer (incorporated by reference to Exhibit 10.29 to the Company's Current Report on Form 8-K filed May 9, 2001).
10.31
Amendment No. 1 to Asset Purchase Agreement dated as of April 26, 2001 between Johnson & Johnson Medical Division of Ethicon, Inc., Oxboro Acquisition, Inc., and Oxboro Medical, Inc. (incorporated by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K filed July 9, 2001).
21		List of Subsidiaries.
23.1		Consent of Virchow, Krause & Company, LLP.

*
Management contract, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(b)  Reports on Form 8-K.

    On July 9, 2001, the Company filed an Amendment No. 1 to Form 8-K to provide Financial Statements, Unaudited Pro Forma Financial Information and Exhibits relating to the Company's acquisition of the assets of the Sterion business unit of Johnson & Johnson Medical Division of Ethicon, Inc.

SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 13, 2001.

OXBORO MEDICAL, INC.
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

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 13, 2001.

/s/ KENNETH W. BRIMMER Kenneth W. Brimmer	Director
/s/ GARY COPPERUD Gary Copperud	Director
/s/ GERVAISE WILHELM Gervaise Wilhelm	Director
/s/ ALLAN D. ANDERSON Allan D. Anderson	Director

OXBORO MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001 AND 2000

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Public Accountants	F-2
Consolidated Financial Statements:
Balance Sheets	F-3
Statements of Operations and Comprehensive Income	F-4
Statements of Stockholders' Equity	F-5
Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7-19

F–1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Oxboro Medical, Inc.:

    We have audited the accompanying consolidated balance sheets of Oxboro Medical, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oxboro Medical, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Minneapolis, Minnesota
November 16, 2001

F–2

OXBORO MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 AND 2000

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$2,328,063	$461,108
Warrant proceeds due from trustee	58,008	1,079,196
Accounts receivable, net	1,315,070	708,933
Inventories, net	1,824,353	761,295
Available-for-sale securities	612,724	1,375,000
Deferred income taxes	189,000	20,000
Other current assets	117,427	12,269

Total current assets	6,444,645	4,417,801

Property and equipment, net	1,764,396	1,132,546

Other assets:
Intangible assets, net	1,185,946	0
Cash surrender value of life insurance, net of loans	32,084	135,618

Total other assets	1,218,030	135,618

	$9,427,071	$5,685,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$323,951	$50,883
Accounts payable	416,942	148,481
Accrued payroll and related taxes	185,307	168,360
Accrued income taxes	28,250	0
Other accrued expenses	129,566	72,476

Total current liabilities	1,084,016	440,200
Long-term debt, net of current portion	2,078,635	379,551
Deferred income taxes	27,000	20,000

Total liabilities	3,189,651	839,751

Stockholders' equity:
Capital stock, $.01 par value, 20,000,000 common shares authorized, 5,000,000 undesignated shares authorized, 1,783,185 and 1,755,495 common shares issued and 1,776,885 and 1,755,495 common shares outstanding	17,769	17,555
Additional paid-in capital	3,350,281	3,309,069
Retained earnings	2,812,716	1,495,725
Accumulated other comprehensive income	56,654	23,865

Total stockholders' equity	6,237,420	4,846,214

	$9,427,071	$5,685,965

See accompanying notes to consolidated financial statements.

F–4

OXBORO MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

	2001		2000
	Amount	Percent	Amount	Percent
Sales, net	$6,547,824	100.0	$4,967,217	100.0
Cost of goods sold	2,751,160	42.0	1,809,215	36.4

Gross profit	3,796,664	58.0	3,158,002	63.6
Selling, general and administrative expenses	3,238,746	49.5	2,370,016	47.7

Income from operations	557,918	8.5	787,986	15.9

Other income (expense):
Investment income	72,725	1.1	88,811	1.8
Interest expense	(114,897)	(1.8)	(42,043)	(0.8)
Gain on sale of available-for-sale securities	689,815	10.5	0	0.0
Loss on disposal of property and equipment	(59,616)	(0.9)	0	0.0
Other income	10,596	0.2	69,916	1.4

Total other income	598,623	9.1	116,684	2.4

Income before income taxes	1,156,541	17.6	904,670	18.3
Benefit from income taxes	160,450	2.5	0	0.0

Net income	1,316,991	20.1	904,670	18.3
Other comprehensive income, net of income taxes of $27,000 and $0	32,789	0.7	23,865	0.5

Comprehensive income	$1,349,780	20.8	$928,535	18.8

Net earnings per share:
Basic	$0.74		$0.72

Diluted	$0.69		$0.65

Weighted average common and common equivalent shares outstanding:
Basic	1,769,074		1,259,743

Diluted	1,915,579		1,392,289

See accompanying notes to consolidated financial statements.

F–5

OXBORO MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-in Capital	Retained Earnings
	Shares	Amount				Total
Balance—September 30, 1999	742,468	$7,425	$1,536,580	$591,055	$—	$2,135,060
Shares issued related to rights offering (net of expenses of $38,794)	591,534	5,915	694,709	—	—	700,624
Exercise of warrants (net of expenses of $77,111)	421,493	4,215	1,077,780	—	—	1,081,995
Net income	—	—	—	904,670	—	904,670
Unrealized gain on available-for-sale securities, net of income taxes of $0	—	—	—	—	23,865	23,865

Balance—September 30, 2000	1,755,495	17,555	3,309,069	1,495,725	23,865	4,846,214
Exercise of warrants (net of expenses of $9,899)	27,690	277	85,571	—	—	85,848
Net income	—	—	—	1,316,991	—	1,316,991
Repurchase of common shares	(6,300)	(63)	(44,359)	—	—	(44,422)
Unrealized gain on available-for-sale securities, net of income taxes of $27,000	—	—	—	—	32,789	32,789

Balance—September 30, 2001	1,776,885	$17,769	$3,350,281	$2,812,716	$56,654	$6,237,420

See accompanying notes to consolidated financial statements.

F–6

OXBORO MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

	2001	2000
Cash flows from operating activities:
Net income	$1,316,991	$904,670
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	276,470	124,582
Gain on sale of available-for-sale securities	(689,815)	0
Loss on disposal of property and equipment	59,616	0
Deferred income taxes	(189,000)	0
Changes in operating assets and liabilities:
Accounts receivable, net	(606,137)	(28,391)
Inventories, net	(174,769)	(93,474)
Income taxes receivable	0	52,758
Other current assets	(105,158)	(12,269)
Other assets	(47,466)	0
Accounts payable	268,461	(82,042)
Accrued payroll and related taxes	16,947	90,229
Accrued income taxes	28,250	0
Other accrued expenses	17,090	(327,755)

Cash flows from operating activities	171,480	628,308

Cash flows from investing activities:
Purchases of property and equipment	(132,061)	(216,044)
Proceeds from sale of available-for-sale securities	1,765,997	0
Purchases of available-for-sale securities	(254,117)	(1,351,135)
Purchase of certain assets of the Johnson & Johnson Medical Division of Ethicon, Inc.	(2,870,110)	0
Proceeds from loans on cash surrender value of life insurance	151,000	245,000
Purchases of intangible assets	0	(35,546)

Cash flows from investing activities	(1,339,291)	(1,357,725)

Cash flows from financing activities:
Payments on line of credit—bank, net	0	(145,313)
Proceeds from long-term debt	2,475,000
Payments on long-term debt	(502,848)	(42,065)
Proceeds from rights offering, net	0	1,071,944
Proceeds from exercise of stock warrants, net	1,107,036	2,799
Repurchase of common shares	(44,422)	0

Cash flows from financing activities	3,034,766	887,365

Increase in cash and cash equivalents	1,866,955	157,948
Cash and cash equivalents, beginning of year	461,108	303,160

Cash and cash equivalents, end of year	$2,328,063	$461,108

See accompanying notes to consolidated financial statements.

F–7

OXBORO MEDICAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001 AND 2000

(1) NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Nature of business—Oxboro Medical, Inc. (the Company) was incorporated in Minnesota in 1978. The Company changed its name from Oxboro Medical International, Inc. to Oxboro Medical, Inc. on March 17, 2000. The Company develops, assembles and markets disposable medical products for use in general and cardiovascular surgery and develops, manufactures and markets sterilization containers and filters for use by hospitals, clinics and surgery centers. The Company sells its products to customers located throughout the world.

    Principles of consolidation—The consolidated financial statements include the accounts of Oxboro Medical, Inc. and its wholly-owned subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.) and Sterion, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

    Cash and cash equivalents—The Company includes as cash equivalents money market and all other investments with maturities of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed the federally insured limits.

    Accounts receivable—Accounts receivable have been reduced by an allowance for uncollectible accounts of $41,000 and $34,700 at September 30, 2001 and 2000. The Company believes all accounts receivable in excess of the allowance are fully collectible. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. The Company extends unsecured credit to customers in the normal course of business.

    Inventories—Inventories consist principally of medical supplies, sterilization containers and filters and are recorded at the lower of cost (first-in, first-out) or market.

    Income taxes—The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences include depreciation, related party accruals, allowance for doubtful accounts, inventory valuation adjustments and net operating losses. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.

    Depreciation—Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over estimated useful lives ranging from five to thirty years. Improvements are capitalized while maintenance, repairs and minor renewals are expensed when incurred.

    Intangible assets—Intangible assets consist primarily of patent costs acquired with the purchase of Sterion, Inc., and are being amortized using the straight-line method over their estimated useful lives of 30 to 166 months. Accumulated amortization was $82,590 and $0 at September 30, 2001 and 2000.

    Long-lived assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the

F–8

assets to future net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

    Available-for-sale securities—Investments held by the Company are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Investments classified as available-for- sale securities are carried at quoted market prices of the underlying security with any unrealized holding gains and losses, net of any related tax effect, presented as accumulated other comprehensive income within stockholders' equity. There were unrealized gains of $32,789 and $23,865 for the years ended September 30, 2001 and 2000, net of income taxes of $27,000 and $0 for the years ended September 30, 2001 and 2000 and net of reclassification adjustment for gains included in net income of $23,865 and $0 for the years ended September 30, 2001 and 2000. Realized gains are determined on the specific identification method and are reflected in net income.

    Revenue recognition and shipping and handling costs—The Company records sales revenue at the time merchandise is shipped. The Company ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

    In November 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB No. 101, as amended, sets forth the SEC staff's position regarding the point at which it is appropriate for a registrant to recognize revenue. The staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured. The Company uses the above criteria to determine whether revenue can be recognized. The Company adopted SAB No. 101 during the year ended September 30, 2001 and the effect of adoption was not material to the consolidated financial statements.

    Effective January 1, 2001, the Company began recording amounts being charged to customers for shipping and handling as sales in accordance with recently released Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Historically, the Company had netted the shipping and handling revenue with the cost of shipping and handling in cost of sales. Prior period consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current period consolidated financial statements. These reclassifications had no effect on net income or stockholders' equity.

    Research and development—The Company expenses all costs related to product research and development as incurred. Research and development expense was $14,257 and $53,021 for the years ended September 30, 2001 and 2000.

    Advertising costs—Advertising costs are charged to expense as incurred. Advertising expense was $68,613 and $11,242 for the years ended September 30, 2001 and 2000.

    Stock-based compensation—In accordance with APB Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant

F–9

stock options at fair value at the date of grant. Required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," are presented in Note 9.

    Net earnings per share—Basic earnings per share is computed by dividing the net income by the weighted average number of common shares outstanding for the reporting period. The Company's diluted net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period. Options totaling 60,400 and 46,500 were excluded from the computation of diluted earnings per share for the years ended September 30, 2001 and 2000 as their effect was antidilutive. Following is a reconciliation of basic and diluted net earnings per share:

	Fiscal 2001	Fiscal 2000
Net earnings per share—basic:
Net income	$1,316,991	$904,670
Weighted average shares Outstanding	1,769,074	1,259,743

Net earnings per share—basic	$0.74	$0.72

Net earnings per share—diluted:
Net income	$1,316,991	$904,670
Weighted average shares Outstanding	1,769,074	1,259,743
Effect of diluted securities	146,505	132,546

Weighted average shares Outstanding	1,915,579	1,392,289

Net earnings per share—Diluted	$0.69	$0.65

    Comprehensive income—SFAS No. 130 "Reporting Comprehensive Income" (Statement 130), establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of the Company's net income and net unrealized gain on available-for-sale securities and is presented in the consolidated statements of operations and comprehensive income. Statement 130 only requires additional disclosures in the consolidated financial statements. It does not affect the Company's consolidated financial position or results of operations.

    Management's use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Impact of recently issued accounting standards—SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the

F–10

hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's consolidated financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for the purchase method that is completed after June 30, 2001. The adoption of SFAS No. 141 will not have an effect on the Company's consolidated financial position or results or operations.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 142 will not have an effect on the Company's consolidated financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 143. "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the impact of SFAS No. 143.

    In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company is currently evaluating the impact of SFAS No. 144.

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

    Reclassifications—Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on consolidated net income or stockholders' equity.

F–11

(2) ACQUISITION

    During April 2001, the Company acquired all of the property, inventories, patents and assumed the warranty liabilities of the Johnson & Johnson Medical Division of Ethicon, Inc. (Sterion) in Jacksonville, Texas for $2,817,110. The Company recorded the acquisition using the purchase method of accounting and Sterion's results have been included in the Company's consolidated results since acquisition.

    The unaudited pro forma results of operation for the years ended September 30, 2001 and 2000 have not been presented as the results of operations of the acquired business will be different going forward due to changes in the acquired business and the omission of various operating expenses. The allocation of the purchase price of Sterion (including transaction costs of $53,000) was allocated as follows:

Property and equipment	$753,285
Inventories, net	888,289
Intangible assets	1,228,536

Total	$2,870,110

(3) INVENTORIES

    Inventories consisted of the following at September 30:

	2001	2000
Raw materials	$830,468	$497,950
Work in process	641,977	77,675
Finished goods	603,805	287,873

Total	2,076,250	863,498
Less: valuation reserve	(251,897)	(102,203)

Inventories, net	$1,824,353	$761,295

(4) PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at September 30:

	2001	2000
Land	$57,211	$57,211
Buildings	952,520	952,520
Containers	425,148	0
Furniture and equipment	1,527,927	1,130,945

Total	2,962,806	2,140,676
Less: accumulated depreciation and amortization	(1,198,410)	(1,008,130)

Property and equipment, net	$1,764,396	$1,132,546

F–12

    Depreciation and amortization expense on property and equipment was $193,880 and $124,582 for the years ended September 30, 2001 and 2000.

(5) OTHER ACCRUED EXPENSES

    Other accrued expenses consisted of the following at September 30:

	2001	2000
Accrued royalties	$43,719	$0
Accrued warranty costs	40,000	0
Accrued professional fees	18,000	25,000
Other accrued expenses	27,847	47,476

Total	$129,566	$72,476

(6) LINE OF CREDIT—BANK

    During May 2001, the Company entered into a $675,000 revolving line of credit with Crown Bank. The line of credit is subject to a defined borrowing base. Amounts outstanding are due upon demand or if no demand is made, on May 31, 2002 and bear interest at prime (6% at September 30, 2001). The line is secured by substantially all of the assets of the Company. At September 30, 2001, the Company was in compliance with all covenants. Outstanding borrowings were $0 at September 30, 2001.

    The Company had a $550,000 revolving line of credit and a $150,000 commercial note with Wells Fargo Bank. Both debt agreements were subject to a defined borrowing base. The lines expired at March 31, 2001 and were not renewed. Outstanding borrowings were $0 at September 30, 2001 and 2000.

(7) LONG-TERM DEBT

    Long-term debt consisted of the following at September 30:

	2001	2000
Mortgage note payable—StanCorp Mortgage Investors, LLC—monthly installments of $8,175 including interest at 8.5%, due February 2011, secured by building and land.	$964,595	$0
Note payable—Crown Bank—monthly installments of $29,702 including interest at prime (6% at September 30, 2001), due May 2004, secured by substantially all assets of the Company.	1,416,244	0
Capital lease obligation—monthly installments of $3,424 including interest at 7.6%, due April 2002, secured by computer equipment.	21,747	59,618
Mortgage payable—Wells Fargo Bank—paid in full.	0	370,816

Total long-term debt	2,402,586	430,434
Less: current portion	(323,951)	(50,883)

Long-term debt, net	$2,078,635	379,551

F–13

    Future maturities of long-term debt are as follows for the year ending September 30:

2002	$323,951
2003	319,881
2004	848,294
2005	21,430
2006	23,324
Thereafter	865,706

Total	$2,402,586

(8) CAPITAL LEASE OBLIGATION

    The Company leases computer equipment under an agreement which expires in April 2002. This lease has recorded as a capital lease obligation and bears interest at 7.6%. The obligation is secured by the property under lease. Total cost and accumulated amortization of the leased equipment was $109,622 and $52,984 at September 30, 2001 and $109,622 and $31,060 at September 30, 2000.

F–14

    Future minimum lease payments are as follows for the years ending September 30:

2002	$22,267
Less: amount representing interest	(520)

Present value of future minimum lease payments	21,747
Less: current portion	(21,747)

Capital lease obligations, net of current portion	$0

(9) STOCKHOLDERS' EQUITY

    The Company initiated a common stock rights offering in 1999. For each share of common stock owned, stockholders were given a right to purchase two shares of common stock and one warrant to purchase one additional share of common stock for a total purchase price of $2.50. The term of the warrant was for one year with an exercise price of $2.75. As of September 30, 1999, 148,528 rights were sold which resulted in the issuance of 297,056 shares of common stock and warrants to purchase 148,528 additional shares of common stock. Gross proceeds of $371,320 were held by the trustee at September 30, 1999 and were received by the Company on October 5, 1999. Net proceeds from the offering as of September 30, 1999 were $221,123. In November 1999, the Company completed the rights offering. Rights sold in fiscal 2000 totaled 295,767, which resulted in the issuance of an additional 591,534 shares of common stock and warrants to purchase 295,767 additional shares of common stock. Proceeds from the sale of rights in fiscal 2000 were $700,624, net of expenses of $38,794.

    In August 2000, the Company offered as an incentive to the holder of the warrants (Incentive Offering) to exercise the warrants received in the 1999 rights offering, one new common stock warrant if exercised on or before October 20, 2000. During the year ended September 30, 2000, 421,493 warrants were exercised at an exercise price of $2.75 and proceeds were $1,081,995, net of expenses of $77,111.

    During the year ended September 30, 2001, 27,690 warrants were exercised and proceeds were $85,848, net of expenses of $9,899. Gross proceeds of $58,008 were held by the trustee at September 30, 2001 and were received by the Company in October 2001.

    Stock warrants—In connection with the Incentive Offering, the Company issued warrants to purchase shares of the Company's common stock at $4.00 per share. The warrants expire on September 29, 2003. Outstanding warrants totaled 387,426 and 395,441 at September 30, 2001 and 2000.

    Stock option plan—The Company has a Stock Option Plan (the Plan) which provides for granting of incentive and nonstatutory stock options to employees and others. The aggregate of 300,000 shares of the Company's common stock may be granted at exercise prices not less than fair market value at the date of grant (not less than 110% of fair market value for significant stockholders). The Board of Directors or a committee administers the Plan. In general, options vest over five years and expire up to ten years from the date of grant. In addition, the Company has issued options outside the Plan.

F–15

    Information regarding stock options is summarized below:

	Number of Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options outstanding—September 30, 1999	50,400	$6.81	$5.00-8.13
Granted	95,500	3.99	3.50-5.25
Cancelled	(12,000)	7.92	5.00-8.13
Exercised	—	—	—

Options outstanding—September 30, 2000	133,900	4.77	3.50-7.50
Granted	225,000	4.39	3.63-6.50
Cancelled	(112,500)	4.58	3.50-7.50
Exercised	—	—	—

Options outstanding—September 30, 2001	246,400	$4.52	$3.63-7.50

Options exercisable—September 30, 2001	50,900	$4.85	$4.63-7.50

    The weighted average fair value of options granted during the years ended September 30, 2001 and 2000 was $4.39 and $2.52. At September 30, 2001, the weighted average remaining contractual life of outstanding options was 5.87 years.

    The following table summarizes information about stock options outstanding at September 30, 2001:

	Options outstanding			Options exercisable
Exercise prices	Number outstanding	Weighted-average remaining contractual life	Weighted-average exercise price	Number exercisable	Weighted-average exercise price
$3.63	30,000	5.67	$3.63	22,000	$4.07
$3.75	100,000	9.00	3.75	—	—
$4.00-$4.63	45,000	9.15	4.28	2,000	4.63
$5.00-$5.25	11,000	3.17	5.11	12,500	5.10
$6.08-$6.50	58,000	8.04	6.25	12,000	6.33
$7.50	2,400	0.22	7.50	2,400	7.50

$3.63-$7.50	246,400	5.87	$4.52	50,900	$4.85

    In determining the compensation cost of the options granted during 2001 and 2000, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

	Fiscal 2001	Fiscal 2000
Risk free interest rate	5.0%	6.0%
Expected life of options granted	5-10 years	5-10 years
Expected volatility range	69.3%	20.4%
Expected dividend yield	0%	0%

    Had compensation cost for the Company's stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123 "Accounting for Stock-

F–16

Based Compensation", the Company's net income would have changed to the pro forma amounts indicated below:

Net income:
As reported	$1,316,991	$904,670
Pro forma	$1,184,496	$817,984
Net earnings per share basic:
As reported	$0.74	$0.72
Pro forma	$0.67	$0.65
Net earnings per share diluted:
As reported	$0.69	$0.65
Pro forma	$0.62	$0.59

    The resulting pro forma information may not be representative of that to be expected in future years.

(10) INCOME TAXES

    The Company has net operating loss carryforwards of approximately $267,000 which, if not used, will expire in 2018. The Company also has research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013. Future changes in the ownership of the Company may place limitations on the use of these carryforwards.

    The Company's deferred tax assets and liabilities are as follows at September 30:

	2001	2000
Deferred tax assets:
Accrued liabilities	$18,000	$26,000
Allowance for doubtful accounts	14,000	12,000
Inventory valuation adjustments	51,000	65,000
Net operating loss carryforward	96,000	485,000
Other	10,000	14,000

	189,000	602,000
Valuation allowance	0	(582,000)

	$189,000	$20,000

Deferred tax liabilities:
Available-for-sale securities	(27,000)	0
Depreciation	0	(20,000)

Total	$(27,000)	$(20,000)

F–17

    Reconciliation between the statutory rate and the effective tax rate for the years ended September 30 is as follows:

	2001	2000
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.0	2.0
Change in valuation allowance	(50.3)	(36.7)
Other	0.7	0.7

Effective tax rate	(13.6)%	0.0%

(11) RELATED PARTY TRANSACTIONS

    Significant stockholder and former officer—The Company entered into several agreements with a significant stockholder, former chief executive officer and director, Larry Rasmusson (former officer) of the Company as noted:

    In September 1998, the Company entered into a Mutual Release and Noncompetition Agreement ("Release") with the former officer. The Release included a consulting agreement requiring the Company to pay the former officer $485,000 in twenty-four equal monthly installments of $20,208, beginning in September 1998 and a noncompetition agreement requiring payment of $150,000 in twenty-four equal monthly installments of $6,250, beginning in September 1998. The noncompete expense was $0 and $62,500 for the years ended September 30, 2001 and 2000. The obligations under the consulting agreement and noncompetition agreement were paid in full as of September 30, 2000. The payments under the consulting and noncompetition agreements were secured by a second mortgage on the Company's land and building.

    The Release also amended the exclusive license agreement between the Company and the former officer for specified Oxboro Outdoors, Inc. products invented or developed. Such agreements were transferred to the buyer in conjunction with the sale of Oxboro Outdoors, Inc. in 1999.

    The former officer received royalties on medical product sales under certain royalty agreements. Royalty expense for the years ended September 30, 2001 and 2000 under these agreements was $46,635 and $44,076.

(12) RETIREMENT SAVINGS PLAN

    The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees who have reached the age of 18 and have been employed by the Company for one year or worked 1,000 or more hours during the year. Profit sharing contributions by the Company are discretionary. The Company will match 25% of the first 6% of employee contributions. The Company's matching contributions for the years ended September 30, 2001 and 2000 were $12,623 and $10,354.

(13) COMMITMENTS AND CONTINGENCIES

    Operating leases—The Company leases a building under a lease expiring in December 2002 at a monthly base rent of $9,000. The Company also has the option to purchase the building for $950,000 at any time during the lease term. In addition, the Company leases certain equipment under leases expiring through July 2006. Monthly base rent is $3,218. Total rent expense was $37,890 and $9,162 for the years ended September 30, 2001 and 2000.

F–18

    Future minimum rental payments are as follows for the years ending September 30:

2002	$136,964
2003	55,296
2004	7,412
2005	2,742
2006	1,485

Total	$203,899

    Treasury stock purchase program—In September 2001, the Board of Directors authorized a treasury stock program under which the Company is authorized to repurchase up to 175,000 common shares of the Company's stock. During the year ended September 30, 2001, the Company repurchased 6,300 common shares for $44,422.

    Legal proceedings—The Company is involved in various legal actions in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

    Sterion royalty agreement—During the year ended September 30, 2001, the Company entered into a royalty agreement related to the Sterion acquisition. The agreement requires payments of 5% of worldwide net sales and rental revenues through February 2007. Royalty expense under this agreement was $60,431 for the year ended September 30, 2001.

    Royalty agreement—At September 30, 2001, the Company has a royalty agreement with an unrelated party. The agreement requires monthly payments based on 4% of the net sales price of specific products developed by the individual and sold by the Company for the life of the product. Royalty expense under this agreement was $46,635 and $44,079 for the years ended September 30, 2001 and 2000.

    Commission agreement—During the year ended September 30, 2001, the Company entered into a commission agreement with an unrelated party that requires monthly payments of 5% of the sales price of products sold by the unrelated party. The agreement expires in June 2004. Commission expense related to the agreement was $127,176 for the year ended September 30, 2001.

(14) CONTAINER RENTAL

    The Company has arrangements with certain customers which provide the Company with monthly usage fees for the use of sterilization containers. These agreements run from year to year. Future amounts due to the Company under these agreements approximate $408,000 for fiscal year 2002.

    The containers are depreciated over their useful lives of five years. Depreciation expense was $35,429 and $0 for the years ended September 30, 2001 and 2000. The cost and related accumulated depreciation of $425,148 and $35,429 are included in property and equipment on the consolidated balance sheet at September 30, 2001.

F–19

(15) SUPPLEMENTAL CASH FLOWS INFORMATION

	2001	2000
Cash paid for interest	$114,897	$42,043
Cash paid (received) for income taxes	$0	$(52,758)
Noncash investing and financing activities:
Shares issued related to exercise of warrants due from trustee	$58,008	$1,079,196
Accrued warranty costs assumed in connection with the Sterion acquisition.	$40,000	$0

(16) INTERNATIONAL OPERATIONS

    Included in the consolidated balance sheets are international inventories of $74,496 and $0 at September 30, 2001 and 2000. In addition, the Company had international sales of approximately $738,000 and $397,000 for the years ended September 30, 2001 and 2000.

(17) SUBSEQUENT EVENT

    During October 2001, the Company entered into a definitive agreement to acquire substantially all of the assets of Surgidyne, Inc for $200,000.

F–20

QuickLinks

PART I
  ITEM 1. DESCRIPTION OF BUSINESS
RISKS RELATED TO OUR BUSINESS
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
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 2001 AND 2000
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2001 AND 2000