Form 10QSB
period 2001-12-31
STERION INC
filed 2002-02-14
CIK 350557

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to               .

Commission file number 0-18785

Sterion Incorporated

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1391803
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13828 Lincoln Street N.E., Ham Lake, Minnesota 55304
(Address of principal executive offices)

(763) 755-9516
(Issuer’s telephone number)

Oxboro Medical, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒    NO ☐

At February 12, 2002 1,784,917 shares of the issuer’s Common Stock were outstanding.

STERION INCORPORATED

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

STERION INCORPORATED

CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	September 30,
	2001	2001
ASSETS
Current Assets:
Cash and cash equivalents	$1,940,527	$2,328,063
Warrant proceeds due from trustee	0	58,008
Trade receivables, net	1,376,374	1,315,070
Inventories	2,285,534	1,824,353
Available-for-sale securities	0	612,724
Income taxes receivable	11,747	0
Deferred income taxes	118,365	189,000
Other current assets	173,583	117,427
Total current assets	5,906,130	6,444,645
PROPERTY AND EQUIPMENT, NET	1,940,266	1,764,396
Intangible assets, net	1,119,874	1,185,946
Other assets	36,003	0
Cash surrender value of life insurance, net of loans	36,610	32,084
Total other assets	1,192,487	1,218,030
Total assets	$9,038,883	$9,427,071

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Current maturities of long-term obligations	$345,145	$323,951
Accounts payable	382,977	416,942
Accrued salaries, wages, and payroll taxes	232,289	185,307
Accrued income taxes	8,250	28,250
Other accrued expenses	150,013	129,566
Total current liabilities	1,118,674	1,084,016
LONG-TERM OBLIGATIONS, less current maturities	1,576,220	2,078,635
DEFERRED INCOME TAXES	0	27,000
STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value	17,849	17,769

Additional paid-in capital	3,382,329	3,350,281
Retained earnings	2,943,811	2,812,716
Accumulated other comprehensive income	0	56,654
Total stockholders’ equity	6,343,989	6,237,420
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,038,883	$9,427,071

See accompanying notes to consolidated financial statements.

STERION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	For the Three Months Ended December 31,
	2001	2000
Net Sales	$2,232,238	$1,159,128
Cost of Goods Sold	996,956	417,701
Gross profit	1,235,282	741,427
Selling, general and administrative expenses	1,060,135	590,497
Income from operations	175,147	150,930
Interest expense	37,554	10,513
Interest and other income	11,576	30,492
Gain on sale of available-for-sale securities	52,926
Income before taxes	202,095	170,909
Provision for income taxes	71,000	0
Net Income	131,095	170,909
Other comprehensive loss	(56,654)	(81,250)
Comprehensive income	74,441	89,659
Net income per share:
Basic	$0.07	$0.10
Diluted	$0.06	$0.09
Weighted average common and common equivalent shares outstanding:
Basic	1,767,503	1,765,116
Diluted	2,125,573	1,903,232

See accompanying notes to consolidated financial statements.

STERION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	For the Three Months Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,095	$170,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	124,349	51,077
Gain on sale of available-for-sale securities	(52,926)	0

Deferred income taxes	70,635	0

Change in operating assets and liabilities:
Trade receivables, net	(61,304)	(66,276)
Inventories	(461,181)	(7,101)
Income taxes receivable	(11,747)	0
Prepaid expenses	0	(4,602)
Other current assets	(56,156)	(13,902)
Other assets	(40,529)	0
Accounts payable	(33,965)	21,829
Accrued wages, salaries and payroll taxes	46,982	(16,140)
Accrued income taxes	(20,000)	0
Other accrued expenses	20,447	(54,816)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(344,300)	101,720
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment	(234,146)	(26,930)
Proceeds from sale of available-for-sale securities	581,996	0

Change in other assets	0	(50,049)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITES	347,849	(76,979)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(481,221)	(10,263)
Proceeds from rights and warrants exercised and stock options exercised	90,136	1,102,257

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(391,085)	1,091,994
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(387,536)	1,116,735
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	$2,328,063	461,108
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,940,527	$1,577,843
Supplemental cash flows information:
Cash paid for interest	$37,554	$10,513
Cash paid for income taxes	$20,000	$9,300

See accompanying notes to consolidated financial statements.

STERION INCORPORATED (F/K/A OXBORO MEDICAL, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001

Note 1—Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or of the results for any future periods.

In preparation of the Company’s consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Note 2 - Significant Accounting Policies

Principles of consolidation - The consolidated financial statements include the accounts of Sterion Incorporated. and its wholly-owned subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.) and Sterion, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Research and development - The Company expenses all costs related to product research and development as incurred.  Research and development expense was $16,876 and $10,634 for the three months ended December 31, 2001 and December 30, 2000, respectively.

Note 3 Inventories

	December 31, 2001	September 30, 2001
Inventories consist of:
Raw materials	$1,129,186	$830,468
Work in process	656,380	641,977
Finished Goods	600,479	603,805
Total	2,386,045	2,076,250
Less: valuation reserve	(100,511)	(251,897)
Inventories, net	$2,285,534	$1,824,353

Note 4 - Available for Sale Securities

The Company classified all equity securities, which are not cash equivalents, as available-for-sale securities. Available-for-sale securities were reported at fair value with all unrealized gains or losses included in other comprehensive income. The fair value of the securities was determined by quoted market prices of the underlying security.  These securities were sold during the three months ended December 31, 2001.

Note 5 - Net Income Per Share

The Company’s basic net income per share amounts have been computed by dividing net income  by the weighted average number of outstanding common shares. The Company’s diluted net income  per share is computed by dividing net income  by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended December 31, 2001 and 2000, 358,070 and 138,116 shares of common stock equivalents were included in the computation of diluted net income per share, respectively.

Options to purchase 52,900 shares of common stock with a weighted average exercise price of  $5.51 were outstanding at December 31, 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period.  All options and warrants were dilutive for the three months ended December 31, 2001.

Note 6 - Income Taxes

The Company recognized as a deferred tax asset the net operating loss carryforward at September 30, 2001.  Therefore, the income tax provision for the three months ended December 31, 2001 represents a reduction in the deferred tax asset in the amount of approximately $71,000.  There are no net operating loss carryforwards available to offset income as of December 31, 2001.

Note 7 - Long-term debt

As of December 31, 2001, the Company had $675,000 available at the rate of prime under a line of credit agreement which expires May 31, 2002. No amounts were outstanding on this line of credit at December 31, 2001 or September 30, 2001.

Note 8 - Commitments and contingencies

Treasury stock purchase program - In September 2001, the Board of Directors authorized a treasury stock program under which the Company is authorized to repurchase up to 175,000 common shares of the Company’s stock. Through December 31, 2001, the Company repurchased 6,300 common shares for $44,422.

Note 9 - Subsequent Events

On January 22, 2002, the Company paid $200,000 in cash from its available working capital to acquire substantially all of the assets of Surgidyne, Inc. pursuant to that certain Asset Purchase Agreement dated as of October 4, 2001, as amended.

On February 10, 2002, the Company paid $350,000 in cash from its available working capital to acquire substantially all of the assets of Bellingham Medical, Inc. pursuant to that certain Asset Purchase Agreement dated as of January 18, 2002.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Sterion Incorporated, formerly known as Oxboro Medical, Inc. ( Sterion” “), with its wholly-owned subsidiary Sterion, Inc. (collectively, the “Company”), develop, manufacture , and market medical and surgical devices. Principal medical products produced and sold by the Company include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties, identification sheet and roll tape, and various holders and organizers for instruments used in the operating room under the name “Sterion®”.  On January 22, 2002 the Company completed the purchase of a line of surgical drainage and fluid containment systems from Surgiyne, Inc.  On February 10, 2002, the Company completed the purchase of a line of wound closure strips and related products from Bellingham Medical, Inc.

Results of Operations

Net sales for the three-month period ended December 31, 2001 were $2,232,238 as compared to $1,159,128 for the corresponding period in the previous fiscal year.  This represents an increase of approximately 92.5%. First quarter sales includes $951,586 for the Company’s  Sterion®, Container Division subsidiary. The Sterion® product line was acquired from Johnson & Johnson Medical division of Ethicon, Inc. in May 2000.  Excluding the effect of Sterion® Container Division sales, Sterion’s  net sales for the first quarter rose 11 percent over the same period last year.

Continued competition and pricing pressure have constrained revenue growth in the Company’s existing product lines.  However several new products have recently been added through the acquisition of the surgical drainage and fluid containment systems from Surgidyne, Inc. and the wound closure strips and related products from Bellingham Medical, Inc., the Company expects these new products, together with newly developed or acquired products to contribute to sales growth in the future.

Gross profit as a percent of net sales for the first three months of fiscal 2002 and 2001 was 55.3% and 64.0%, respectively. The gross profit percentage decrease is attributable to sales of the Sterion® product, which typically have a lower gross profit margin percentage.  Gross profit dollars increased for the three months ended December 31, 2001 compared to the corresponding period in the prior year by $493,855.  The principal reason for the increase in gross profit for the period is that Sterion® contributed $502,440 to total gross profit.

Net income for the first three months of fiscal year 2002 was $131,095 as compared to income of $170,909 in the same period of fiscal 2001.  Net income was somewhat lower in the three months ended December 31, 2001 principally due to the income tax provision recorded for the three months ended December 31, 2001 in the amount of approximately $71,000 compared to $0 for the prior comparable quarter.

Liquidity and Capital Resources

The Company has typically financed its operations through internal working capital and a bank line of credit. Financing of its building has been through long-term bank financing. The Company believes it has adequate capital to meet its cash requirements for the next twelve months. As of December 31, 2001, the Company had working capital of $4,787,456 as compared to $5,360,629 at September 30, 2001, and long-term debt of $1,576,220 compared to $2,078,635 at September 30, 2001.  The decrease in working capital and in long-term debt principally relates to the sale of available-for-sale securities and utilization of cash reserves for improvements.   As of December 31, 2001, the Company had $1,940,527 in cash and cash equivalents as compared to $2,328,063 at

September 30, 2001.  The decrease in cash and cash equivalents of approximately $387,000 from September 30, 2001 to December 31, 2001 principally relates to an increase in inventories of new products, paydown of long term bank debt, and purchases of new equipment.

During the three months ended December 31, 2001, the Company used $344,300 in net cash from operating activities primarily due to net income and purchases of inventory. The Company generated $347,849 in investing activities during the three months ended December 31, 2001, primarily due to the sale of available-for-sale securities (net of purchases of property and equipment in the amount of $234,146). The Company used $481,221 in cash to pay down long-term bank debt.  Additionally, the Company received $90,136 from the exercise of warrants issued in the Company’s stock rights offering completed on November 30, 1999 and receipt of cash on stock options exercised.

Subsequent Events

On January 22, 2002, the Company paid $200,000 in cash from its available working capital to acquire substantially all of the assets of Surgidyne, Inc. pursuant to that certain Asset Purchase Agreement dated as of October 4, 2001, as amended.

On February 10, 2002, the Company paid $350,000 in cash from its available working capital to acquire substantially all of the assets of Bellingham Medical, Inc. pursuant to that certain Asset Purchase Agreement dated as of January 18, 2002.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2001 Annual Report on Form 10-KSB under the caption “Risks Related to Our Business,” as well as others not now anticipated. These risks and uncertainties include, without limitation: our ability to successfully integrate newly acquired products and introduce new products, pricing strategies of competitors, the success of competitive products, general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products, changes in management of the Company, maintenance of operating capital and bank financing, the effect of government regulation of our products, continuing relationships with our third party suppliers, and overall economic conditions, including inflation and consumer buying patterns.

PART II

OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On January15, 2002 the Company held its Annual Meeting of Shareholders. Of the 1,791,217 shares outstanding and entitled to vote at the meeting, 1,666,805 shares were present, either in person or by proxy.  The following describes the matters considered by the Company’s Shareholders at the meeting, as well as the results of the votes cast at the meeting:

1.             To elect one director to hold office as a Class III director for a three-year term or until his successor has been elected or appointed.

Allan Anderson
For:	1,663,999
Withhold:	2,806

Messrs. Kenneth Brimmer and Gary Copperud and Ms. Gervaise Wilhelm continued in their terms as directors after this 2002 Annual Meeting.

2.             To approve an amendment to the Articles of Incorporation to change the name of the Company to “Sterion Incorporated.”

For:	1,660,098
Against:	4,434
Abstain:	2,273
Broker Non-Vote:	0

3.             To approve an amendment to the Company’s 2000 Stock Option Plan to increase the number of shares available under the plan from 300,000 to 400,000.

For:	987,010
Against:	45,452
Abstain:	3,078
Broker Non-Vote:	631,265

Item 6. Exhibits and Reports on Form 8-K:

(a)             Exhibits:

Exhibit 10.1            Asset Purchase Agreement dated as of October 4, 2001 by and between the Company and

Surgidyne, Inc.

Exhibit 10.2            Amendment No. 1 dated as of November 29, 2001 to Asset Purchase Agreement dated

October 4, 2001 by and between the Company and Surgidyne, Inc.

Exhibit 10.3            Amendment No. 2 dated as of January 15, 2001 to Asset Purchase Agreement dated

October 4, 2001 by and between the Company and Surgidyne, Inc.

Exhibit 10.4            Asset Purchase Agreement dated as of January 18, 2002 by and between the Company and Bellingham Medical, Inc.

(b)            Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBORO MEDICAL, INC.

Date: February 14, 2002	By:	/s/ J. David Berkley
J. David Berkley, President
(Principal Executive Officer)

Date: February 14, 2002	By:	/s/ Ramon L. Burton
Ramon L Burton, Chief Financial Officer
(Principal Financial and Accounting Officer)