Form 10QSB
period 2002-03-31
STERION INC
filed 2002-05-15
CIK 350557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒  NO ☐

          At May 14, 2002, 1,791,237 shares of the issuer’s Common Stock were outstanding.

STERION INCORPORATED
INDEX TO FORM 10-QSB

Part I - Financial Information.

Item 1 - Consolidated Financial Statements.

STERION INCORPORATED

CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (unaudited)	September 30,2001 (audited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,033,272	$2,328,063
Warrant proceeds due from trustee	0	58,008
Accounts receivables, net	1,681,734	1,315,070
Inventories, net	2,547,204	1,824,353
Available-for-sale securities	0	612,724
Income taxes receivable	11,747	0
Deferred income taxes	189,000	189,000
Other current assets	401,368	117,427

Total current assets	5,864,325	6,444,645

Property and equipment, net	2,189,973	1,764,396

Other assets:
Goodwill	131,323	0
Intangible assets, net	1,124,766	1,185,946
Cash surrender value of life insurance, net of loans	39,598	32,084
Total other assets	1,295,687	1,218,030

Total assets	$9,349,985	$9,427,071

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$339,305	$323,951
Accounts payable	670,401	416,942
Accrued payroll and related taxes	216,513	185,307
Accrued income taxes	106,725	28,250
Other accrued expenses	118,300	129,566
Total current liabilities	1,451,244	1,084,016

Long-term debt, net of current portion	1,486,675	2,078,635
Deferred income taxes	24,000	27,000
Total liabilities	2,961,919	3,189,651

Stockholders’ equity:
Common stock, $0.01 par value	17,760	17,769
Additional paid-in capital	3,363,946	3,350,281
Deferred compensation	(45,344)	0
Retained earnings	3,051,704	2,812,716
Accumulated other comprehensive income	0	56,654
Total stockholders’ equity	6,388,066	6,237,420

Total liabilities and stockholders’ equity	$9,349,985	$9,427,071

See accompanying notes to consolidated financial statements.

STERION INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2002	2001	2002	2001

Sales, net	$2,539,648	$1,387,312	$4,771,886	$2,643,144

Cost of goods sold	1,205,483	552,143	2,202,439	1,042,035

Gross profit	1,334,165	835,169	2,569,447	1,601,109

Selling, general and administrative expenses	1,149,936	686,212	2,210,071	1,301,222

Income from operations	184,229	148,957	359,376	299,887

Other income (expense)
Interest expense	(32,311)	(31,885)	(69,866)	(42,398)
Investment income	4,450	35,565	16,027	66,057
Gain on sale of available-for-sale securities	0	0	52,926	0
Total other income expense	(27,861)	3,680	(913)	23,659

Income before income taxes	156,368	152,637	358,463	323,546

Provision for income taxes	(48,475)	0	(119,475)	0

Net income	107,893	152,637	238,988	323,546

Other comprehensive income (loss)	0	293,340	(56,654)	212,090

Comprehensive income	$107,893	$445,977	$182,334	$535,636

Net income per share:
Basic	$0.06	$0.09	$0.14	$0.18
Diluted	0.05	0.09	0.11	0.18

Weighted average common and common equivalent shares outstanding:
Basic	1,764,932	1,768,683	1,766,217	1,766,900
Diluted	2,050,178	1,780,437	2,093,268	1,841,834

See accompanying notes to consolidated financial statements.

STERION INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2002	2001

Cash flows from operation activities:
Net income	$238,988	$323,546
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	254,650	83,969
Gain on sale of available-for-sale securities	(52,926)	(16,130)
Compensation related to non-employee stock options	2,255	0
Compensation related to stock options issued below fair market value	1,467	0
Changes in operating assets and liabilities:
Accounts receivables, net	(331,306)	(107,558)
Inventories, net	(453,532)	(24,221)
Income taxes receivable	(11,747)	(9,300)
Other current assets	(283,941)	(58,925)
Accounts payable	178,460	91,862
Accrued payroll and related taxes	31,206	(19,013)
Accrued income taxes	102,475	0
Other accrued expenses	(11,266)	(20,973)
Cash flows from operating activities	(335,217)	243,257

Cash flows from investing activities:
Purchases of property and equipment	(430,047)	(40,268)
Purchase of Surgidyne	(200,000)	0
Purchase of Bellingham	(350,000)	0
Proceeds from sale of available-for-sale securities	581,996	83,687
Change in other assets	(7,514)	103,129
Cash flows from investing activities	(405,565)	146,548

Cash flows from financing activities:
Proceeds from long-term debt	0	975,000
Payments on long-term debt	(576,606)	(385,082)
Proceeds from rights and warrants exercised and stock options exercised	90,136	1,101,853
Repurchase of common shares	(67,539)	0
Cash flows from financing activities	(554,009)	1,691,771
Increase (decrease) in cash and cash equivalents	(1,294,791)	2,081,576

Cash and cash equivalents, beginning of period	2,328,063	461,108

Cash and cash equivalents, end of period	$1,033,272	$2,542,684

Non cash financing activities:
Stock options issued below fair market value	$22,000	$0
Deferred consulting services related to stock options issued to non-employee	$27,066	$0

See accompanying notes to consolidated financial statements.

STERION INCORPORATED (F/K/A OXBORO MEDICAL, INC.)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002 AND 2001

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

Note 2 – Significant Accounting Policies

Principles of consolidation – The consolidated financial statements include the accounts of Sterion Incorporated and its wholly-owned subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.) and Sterion, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

Amortization – Patents and trademarks are being amortized over their estimated useful lives using the straight-line method.

Income taxes – The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” under which deferred income tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws.  These temporary differences include depreciation and related party accruals.

Research and development – The Company expenses all costs related to product research and development as incurred.  Research and development expense was $28,074 and $34,341 for the three months ended March 31, 2002 and 2001, respectively, and $44,950 and $44,975 for the six months ended March 31, 2002 and 2001.

Note 3 – Inventories

	March 31, 2002	September 30, 2001

Inventories consist of:
Raw materials	$1,329,670	$830,468
Work in process	774,728	641,977
Finished Goods	536,613	603,805
Total	2,641,011	2,076,250
Less: valuation reserve	(93,807)	(251,897)
Inventories, net	$2,547,204	$1,824,353

Note 4 – Available for Sale Securities

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

Note  5 – Net Income Per Share

                The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares.  The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.  For the three months ended March 31, 2002 and 2001, 312,859 and 11,754 shares of common stock equivalents (based on the treasury stock method) were included in the computation of diluted net income per share, respectively.  For the six months ended March 31, 2002 and 2001, 340,823 and 74,934 shares of common stock equivalents (based on the treasury stock method) were included in the computation of diluted net income per share, respectively.

                Options to purchase 38,900 shares of common stock with a weighted average exercise price of $5.44 were outstanding at March 31, 2001, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period.  All options were dilutive for the three and six months ended March 31, 2002.

Note 6 – Income Taxes

The Company recorded a provision for income taxes of $119,475 for the six months ended March 31, 2002.  The Company utilized net operating loss carryforwards to offset income tax expense during the six months ended March 31, 2001.  The Company recognized as a deferred tax asset the net operating loss carryforward at September 30, 2001.  There are no net operating loss carryforwards available to offset income as of March 31, 2002.

Note 7 – Long-term debt

                As of March 31, 2002, the Company had $675,000 available at prime under a line of credit agreement which expires May 31, 2002.  No amounts were outstanding on this line of credit at March 31, 2002 or September 30, 2001.

Note 8 — Commitments and contingencies

Treasury stock purchase program – On September 14, 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 shares of its common stock in the open market.  Through March 31, 2002, the Company repurchased 15,200 common shares for an aggregate price of $111,961, excluding commissions or other expenses associated with the repurchase.

Note 9 — Acquisitions

On January 22, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Surgidyne, Inc. (Surgidyne).  The total purchase price for the assets acquired and liabilities assumed was $200,000.  Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  Therefore, the acquisition of assets and assumed liabilities of Surgidyne was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date.  (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of acquisition.)

On February 10, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Bellingham Medical, Inc. (Bellingham).  The total purchase price for the assets acquired and liabilities assumed was $350,000.  Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  Therefore, the acquisition of assets and assumed liabilities of Bellingham was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date.  (See the table below for a condensed balance sheet summarizing the amounts assigned to assets acquired and liabilities assumed at the date of acquisition.)

The Company acquired Surgidyne and Bellingham to enhance and expand current product lines. These product lines would enable the Company to grow in areas related to its present markets. The acquisitions were seen as strategic fits to position the Company for market penetration.

Following are condensed balance sheet summarizing the amounts assigned to the assets acquired and liabilities assumed at the various dates of acquisition:

	Surgidyne	Bellingham
Accounts receivable	$35,358	$0
Inventories	117,363	151,956
Property and equipment	20,000	65,000
Intangibles	4,000	100,000
Goodwill	83,279	48,044
Liabilities assumed	(60,000)	(15,000)
Net purchase price	$200,000	$350,000

The accompanying unaudited pro forma condensed results of operations for the six months ended March 31, 2002 and 2001 and the three months ended March 31, 2002 and 2002, give effect to the acquisitions of Surgidyne and Bellingham as if such transactions had occurred on October 1, 2001.

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2002	2001	2002	2001

Sales, net	$2,579,368	$1,644,228	$5,108,556	$3,168,529

Income from operations	184,998	109,785	290,526	235,632

Net income	108,662	105,219	160,899	237,408

Net income per share:
Basic	$.06	$.06	$.09	$.13
Diluted	$.05	$.06	$.08	$.13

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

                Sterion Incorporated, formerly known as Oxboro Medical, Inc. (“Sterion”), with its wholly-owned subsidiary Sterion, Inc. (collectively, the “Company”), develop, manufacture , and market medical and surgical devices.  Principal medical products produced and sold by the Company include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties, identification sheet and roll tape, and various holders and organizers for instruments used in the operating room under the name “Sterion®”.  On January 22, 2002 the Company completed the purchase of a line of surgical drainage and fluid containment systems from Surgidyne, Inc.  On February 10, 2002, the Company completed the purchase of a line of wound closure strips and related products from Bellingham Medical, Inc.

Results of Operations

                    Net sales for the six-month period ended March 31, 2002 were $4,771,886 as compared to $2,643,144 for the corresponding period in fiscal 2001.  This represents an increase of approximately 80.5%.  Net sales for the three-month period ended March 31, 2002 were $2,539,648 as compared to $1,387,312 for the corresponding period in the previous fiscal year.  This represents an increase of approximately 83.1%.  Second quarter sales includes $1,076,610 for the Company’s subsidiary, Sterion, Inc., which is primarily engaged in the manufacture of sterile containers under the Sterion® name.  The Sterion® product line was acquired from Johnson & Johnson Medical division of Ethicon, Inc. in May 2001.  Excluding the effect of Sterion, Inc. sales, Sterion’s net sales for the second quarter rose 5.5 percent over the same period last year.  Net sales for the three-month and six-month periods ended March 31, 2002 includes $63,981 for Surgidyne and $52,858 for Bellingham.

                Continued competition and pricing pressure have constrained revenue growth in the Company’s existing product lines.  However several new products have recently been added through the acquisition of the surgical drainage and fluid containment systems from Surgidyne, Inc. and the wound closure strips and related products from Bellingham Medical, Inc.  The Company expects these new products, together with newly developed or acquired products to contribute to sales growth in the future.

                Gross profit as a percent of net sales for the first six months of fiscal 2002 and 2001 was 53.8% and 60.5%, respectively.  Gross profit as a percent of net sales for the first three months of fiscal 2002 and 2001 was 52.5% and 60.2%, respectively.  The gross profit percentage decrease is attributable to sales of the Sterion® product, which typically have a lower gross profit margin percentage.  Gross profit dollars increased for the six months ended March 31, 2002 compared to the corresponding period in the prior year by $968,338.  The principal reason for the increase in gross profit for the period is the acquisition of the Sterion® line which contributed $1,049,591 to total gross profit for the six months ended March 31, 2002 compared to the corresponding period in fiscal 2001.

Net income for the first six months of fiscal year 2002 was $238,988 as compared to income of $323,546 in the same period of fiscal 2001.  Net income for the three months ended March 31, 2002 was $107,893 as compared to income of $152,637 in the same period of fiscal 2001.  Net income was somewhat lower in the six months ended March 31, 2002 principally due to the income tax provision recorded for the six months ended March 31, 2002 in the amount of $119,475 compared to $0 for the prior comparable period, and increased general and administrative expenses attributable to staffing for future new product support.

Liquidity and Capital Resources

                The Company has typically financed its operations through internal working capital and a bank line of credit.  Financing of its building has been through long-term bank financing.  The Company believes it has adequate capital to meet its cash requirements for the next twelve months.  As of March 31, 2002, the Company had working capital of $4,413,081 as compared to $5,360,629 at September 30, 2001, and long-term debt of $1,825,980 compared to $2,402,586 at September 30, 2001.  The decrease in working capital and the increase in long-term debt principally relates to the sale of available-for-sale securities and utilization of cash reserves for improvements and additions to the Company’s facilities and fixed assets.   As of March 31, 2002, the Company had $1,033,272 in cash and cash equivalents as compared to $2,328,063 at September 30, 2001.  The decrease in cash and cash equivalents of approximately $1,300,000 from September 30, 2001 to March 31, 2002 principally relates to an increase in inventories of new products (approximately $450,000), paydown of long-term bank debt (approximately $575,000), purchases of new equipment (approximately $430,000) and the acquisitions of Surgidyne and Bellingham (approximately $550,000) offset by the sale of available for sale securities (approximately $582,000).

                During the six months ended March 31, 2002, the Company used $335,217 in net cash from operating activities primarily to purchase inventory for two new product lines, and accompanying increases in accounts receivable from new sales.  The Company used $405,565 in investing activities during the six months ended March 31, 2002, primarily due to the purchase of assets of Surgidyne and Bellingham, new equipment, offset by sale of available-for-sale securities. The Company used $576,606 in cash to pay down long-term bank debt.  Repurchase of common stock totaled $67,539.  Additionally, the Company received $90,136 from the exercise of warrants issued in the Company’s stock rights offering completed on November 30, 1999.

Critical Accounting Policies and Estimates

                Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our annual report for the year ended September 30, 2001. The accounting policies used in preparing our interim 2002 consolidated financial statements are the same as those described in our annual report.

Our critical accounting policies and estimates are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates.  Our critical accounting policies include those related to (a) revenue recognition (b) long-lived assets, and (c) inventories.

The Company records sales revenue at the time merchandise is shipped.  Management ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

The evaluation of long-lived assets for impairment involves management judgement in estimating future cash flows related to and fair values of such assets.  Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future net cash flows expected to be generated by the assets.  If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Management values inventories at the lower of cost or the current estimated market value of the inventory.  Management, on a quarterly basis, at a minimum, reviews inventory quantities on hand and records a provision for excess and obsolete inventory.

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

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

                                                (a)           Exhibits:

                                                None.

                                                (b)           Reports on Form 8-K:

                The Company filed a Current Report on Form 8-K dated January 22, 2002 to report an Item 5 event relating to the consummation of the acquisition of certain assets of Surgidyne, Inc.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERION INCORPORATED

Date: May 14, 2002	By:	/s/ J. David Berkley
J. David Berkley, President (Principal Executive Officer)

Date: May 14, 2002	By:	/s/ Ramon L. Burton
Ramon L Burton, Chief Financial Officer (Principal Financial and Accounting Officer)