Form 10QSB
period 2002-06-30
STERION INC
filed 2002-08-14
CIK 350557

UNITED STATES
		       SECURITIES AND EXCHANGE COMMISSION
			     WASHINGTON, D.C. 20549

			          FORM 10-QSB
     [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   	    For the quarterly period ended June 30, 2002

				OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	      For the transition period from ______ to _______

		         Commission file number 0-18785
			          _________

			   STERION INCORPORATED
		 (Exact name of small business issuer as
			specified in its charter)

	MINNESOTA				41-1391803
 (State or other jurisdiction 		(IRS Employer Identification No.)
 of incorporation or organization)

	    13828 Lincoln Street N.E., Ham Lake, Minnesota 55304
		  (Address of principal executive offices)

			      (763) 755-9516
		       (Issuer's telephone number)

	(Former name, former address and former fiscal year, if changed
			since last report)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x] NO [ ]

	At August 01, 2002, 1,768,537 shares of the issuer's Common
	                Stock were outstanding


_____________________________________________________________________________

			     STERION INCORPORATED
			     INDEX TO FORM 10-QSB


PART I-FINANCIAL INFORMATION:

	Item 1.	Consolidated Financial Statements (unaudited)

		Consolidated Balance Sheets at June 30, 2002 (unaudited) and September 30, 2001 (audited)

		Consolidated Statements of Operations for the Three Months and Nine-Months Ended June 30, 2002 and 2001 (unaudited)

		Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2002 and 2001 (unaudited)

		Notes to Consolidated Financial Statements (unaudited)

	Item 2.	Management's Discussion and Analysis or Plan of Operation


PART II-OTHER INFORMATION:

	Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

				      2
____________________________________________________________________________

PART 1 - FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

		STERION INCORPORATED AND SUBSIDIARIES
		   CONSOLIDATED BALANCE SHEETS


					   June 30,      September 30,
					    2002	     2001
					  (unaudited)     (audited)
					_____________    _____________
ASSETS
Current Assets:
   Cash and cash equivalents		$   964,543	$  2,328,063
   Warrant proceeds due from trustee		  0	      58,008
   Accounts receivables, net  		  1,562,384	   1,315,070
   Inventories, net		          2,815,299	   1,824,353
   Available-for-sale securities		  0	     612,724
   Deferred income taxes		    189,000	     189,000
   Other current assets			    281,939	     117,427
      					_____________    _____________
	Total current assets		  5,813,165        6,444,645

Property and equipment, net		  2,333,440	   1,764,396

Other assets:
   Goodwill				    152,420		   0
   Intangible assets, net		  1,025,657	   1,185,946
   Cash surrender value of life
	insurance, net of loans		     44,253	      32,084
   Other assets				     42,548		   0
					_____________    _____________
	Total other assets		  1,264,878	   1,218,030
					_____________    _____________

		Total assets	        $ 9,411,483	 $ 9,427,071
					=============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt     $  341,988	  $  323,951
   Accounts payable			    711,449	     416,942
   Accrued payroll and related taxes	    334,013	     185,307
   Accrued income taxes			    150,755	      28,250
   Other accrued expenses		    131,612          129,566
					_____________    _____________
      Total current liabilities	  	  1,669,817	   1,084,016

Long-term debt, net of current portion    1,402,051	   2,078,635
Deferred income taxes				  0	      27,000
					_____________    _____________
	Total liabilities		  3,071,868	   3,189,651

Stockholders' equity:
   Common stock, $0.01 par value	     17,685	      17,769
   Additional paid-in capital		  3,271,822	   3,350,281
   Deferred Compensation		     (6,068)		   0
   Retained Earnings			  3,056,176	   2,812,716
   Accumulated other comprehensive income         0	      56,654
					_____________    ____________
      Total stockholders' equity	  6,339,615	   6,237,420
					_____________    ____________
		Total liabilities and
		stockholders' equity    $ 9,411,483	 $ 9,427,071
					=============    ============

See accompanying notes to consolidated financial statements.

				     3
____________________________________________________________________________

		  STERION INCORPORATED AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
			  	(unaudited)

	   		   For the Three Months 	   For the Nine Months
			       Ended June 30,	 	     Ended June 30,
			____________________________	____________________________
 			   2002		   2001	           2002	    	  2001
			_____________  ______________   ____________  ______________
Sales, net		$ 2,431,535	$ 1,670,708	$ 7,203,424     $ 4,313,852

Cost of goods sold	  1,051,697	    701,110	  3,254,138	  1,743,145
			_____________  ______________   ____________  ______________
Gross profit		  1,379,838	    969,598	  3,949,286	  2,570,707

Selling, general and
  administrative expenses 1,350,825	    837,512	  3,557,175	  2,138,734
			_____________  ______________   ____________  ______________
Income from operations	     29,013	    132,086	    392,111	    431,973


Other income (expense)
  Interest expense          (31,847)        (30,798)       (101,714)        (73,196)
  Investment income	      3,949	     21,010	     19,977	     70,937
  Gain on sale of available-
    for-sale securities		  0	    207,822	     52,926	    223,952
			_____________  ______________	____________  ______________
Total other income(expense) (27,898)	    198,034	    (28,811)	    221,693

Income before income taxes    1,115	    330,120	    363,300	    653,666

Provision for income taxes     (365)		  0	   (119,840)		  0
			_____________  ______________  _____________  ______________
Net income			750	    330,120	    243,460	    653,666

Other comprehensive
  income (loss)			  0	    125,839	    (56,654)	    337,929
			_____________  ______________  _____________  ______________
Comprehensive income	 $      750      $  455,959	 $  186,806	 $  991,595
			=============  ==============  =============  ==============

Net income per share:

  Basic			     $0.00	    $0.19	     $0.21	     $0.37
  Diluted		      0.00	     0.17	      0.18	      0.35
____________________________________________________________________________________


Weighted average common and
   common equivalent shares
   outstanding:

  Basic			  1,759,061	  1,770,723       1,763,832       1,768,174
  Diluted		  2,023,496	  1,966,206	  2,073,129	  1,889,597
____________________________________________________________________________________


See accompanying notes to consolidated financial statements.

				     4
______________________________________________________________________________

		     STERION INCORPORATED AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF CASH FLOWS
				  (unaudited)


				          For the Nine Months Ended
					           June 30,
					_______________________________
 					     2002		2001
					______________  _______________
Cash flows from operating activities:
 Net income				$  243,460	   $  653,666
Adjustments to reconcile net income
    to cash flows from operating
    activities:
 Depreciation and amortization		   397,510	      129,406
 Provision for deferred taxes		    (3,000)		    0
 Gain on sale of available-for-sale
    securities				   (52,926)	     (223,952)
 Compensation related to non-employee
    stock options			     4,531		    0
 Compensation related to stock options
    issued below fair market value	     1,467		    0
 Changes in operating assets and
	liabilities:
   Accounts  receivables, net		  (205,421)	     (418,013)
   Inventories, net 			  (749,259)	     (927,885)
   Income taxes receivable		    20,065	       (9,300)
   Other current assets			  (164,512)	      (41,396)
   Other Assets				   (39,548)		    0
   Accounts payable		           219,507	      116,273
   Accrued payroll and related taxes       148,706             46,570
   Accrued income taxes			   102,440		    0
   Other accrued expenses		     2,045	      127,690
 					______________  _______________
     Cash flows from operating activities  (74,935)	     (546,941)
 					______________  _______________


Cash flows from investing activities:
 Purchases of property and equipment      (617,265)   	   (2,057,808)
 Purchase of Surgidyne			  (200,000)		    0
 Purchase of Bellingham			  (350,000)		    0
 Proceeds from sale of available-for-sale
     securities			  	   581,996	      791,839
 Change in other assets			   (12,169)	       76,672
					______________  _______________
     Cash flows from investing activities (597,438)        (1,189,297)
					______________  _______________

Cash flows from financing activities:
 Proceeds from long-term debt			 0	    2,455,452
 Payments on long-term debt		  (658,547)	     (398,206)
 Proceeds from rights and warrants
    exercised and stockoptions exercised    90,136 	    1,065,828
 Repurchase of common stock		  (122,736)		    0
 					______________  _______________
     Cash flows from financing activities (691,147)	    3,123,074
					______________  _______________
 Increase (decrease) in cash and
	cash equivalents		(1,363,520)	    1,386,836

 Cash and cash equivalents,
	beginning of period		 2,328,063	      461,108
					______________  _______________

 Cash and cash equivalents,
	end of period			$  964,543	 $  1,847,944
					==============  ===============


See accompanying notes to consolidated financial statements

				     5
____________________________________________________________________________

	 	   STERION INCORPORATED AND SUBSIDIARIES
	  NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
		         JUNE 30, 2002 AND 2001

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

	PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Sterion Incorporated and its subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.) and Sterion, Inc. (effective May 24, 2001). All significant intercompany transactions and balances have been eliminated in consolidation. Effective May 17, 2002, Sterion, Inc. was merged with and into Sterion Incorporated.

	AMORTIZATION - Patents and trademarks are being amortized over their estimated useful lives using the straight-line method.

	INCOME TAXES - The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," under which deferred income tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences include depreciation and related party accruals.

	RESEARCH AND DEVELOPMENT - The Company expenses all costs related to product research and development as incurred. Research and development expense was $20,705 and $20,286 for the three months ended June 30, 2002 and 2001, respectively, and $65,655 and $72,837 for the nine months ended June 30, 2002 and 2001, respectively.

				    6
_______________________________________________________________________________

NOTE 3 - INVENTORIES

  					 June 30,	September 30,
					   2002		    2001
				     ________________  _______________

Inventories consist of:
  Raw materials				$1,475,225	   $830,468
  Work in process			   825,772	    641,977
  Finished Goods			   622,010	    603,805
				     ________________  _______________
  Total					 2,923,007	  2,076,250
  Less: valuation reserve	          (107,708)	   (251,897)
				     ________________  _______________
	Inventories, net	        $2,815,299	 $1,824,353
				     ================  ===============

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

NOTE 5 - NET INCOME PER SHARE

	The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended June 30, 2002 and 2001, 264,435 and 195,483 shares of common stock equivalents (based on the treasury stock method) were included in the computation of diluted net income per share, respectively. For the nine months ended June 30, 2002 and 2001, 309,297 and 121,423 shares of common stock equivalents (based on the treasury stock method) were included in the computation of diluted net income per share, respectively.

	Options to purchase 37,000 and 40,400 shares of common stock with a weighted average exercise price of $8.35 and $6.09 were outstanding at June 30, 2002 and June 30, 2001, respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period.

				     7
______________________________________________________________________________

NOTE 6 - INCOME TAXES

	The Company recorded a provision for income taxes of $119,840 for the nine months ended June 30, 2002. The Company utilized net operating loss carryforwards to offset income tax expense during the nine months ended June 30, 2001.

NOTE 7 - DEFERRED INCOME TAXES

	The Company's deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, inventory valuation adjustments and accrued liabilities.

	The Company's deferred tax asset as of June 30, 2002 and September 30, 2001 was $189,000. The deferred tax liability as of June 30, 2002 and September 30, 2001 was $0 and $27,000.

NOTE 8 - INTANGIBLE ASSETS

	Intangible assets consist primarily of patent costs acquired with the purchase of Sterion, Inc., and are being amortized using the straight-line method over their estimated useful lives of 30 to 166 months (weighted average life of 7.33 years). The amortization expense related to those assets was $264,288 and $19,480 for the nine months ended June 30, 2002 and 2001, and $99,108 and $19,480 for the three months ended June 30, 2002 and 2001. The estimated amortization expense for the intangible assets for years ending September 30, 2002, 2003, 2004, 2005 and 2006 is $230,488, $230,488, $172,636,
$142,972 and $115,192, respectively.

NOTE 9 - LONG-TERM DEBT

	As of June 30, 2002, the Company had $675,000 available at the rate of prime under a line of credit agreement that expires May 31, 2003. No amounts were outstanding on this line of credit at June 30, 2002 or September 30, 2001.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

	Treasury stock purchase program - On September 14, 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 shares of its common stock in the open market. Through June 30, 2002, the Company repurchased 22,700 common shares for an aggregate price of $167,239, excluding commissions or other expenses associated with the repurchase. The repurchase reduced common stock accout by $227 and additional paid-in capital account by $167,042.

				     8
______________________________________________________________________________

NOTE 11 - ACQUISITIONS

	On January 22, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Surgidyne, Inc. ("Surgidyne"). The total purchase price for the assets acquired and liabilities assumed from Surgidyne was $200,000. On February 10, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Bellingham Medical, Inc. ("Bellingham"). The total purchase price for the assets acquired and liabilities assumed from Bellingham was $350,000.

	Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting. The acquisition of assets and assumed liabilities of Surgidyne and Bellingham were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. Following table is a condensed balance sheet summarizing the amounts assigned to the assets acquired and liabilities assumed at the various dates of acquisition:

				  Surgidyne	  Bellingham
				_____________  _______________
  Accounts receivable		   $35,358		$0
  Inventories			   117,363	   151,956
  Property and equipment	    20,000	    65,000
  Intangibles			     4,000	   100,000
  Goodwill			    83,279	    48,044
  Liabilities assumed		   (60,000)	   (15,000)
				_____________  _______________
	    Net purchase price	  $200,000	  $350,000
				=============  ===============

	The following unaudited pro forma condensed results of operations for the three months ended June 30, 2002 and 2001 and the nine months ended June 30, 2002 and 2001, give effect to the acquisitions of Surgidyne and Bellingham as if such transactions had occurred on October 1, 2001.

	The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations:

				     9
______________________________________________________________________________

  	  		    For the Three Months 	For the Nine Months
 				Ended June 30,             Ended June 30,
			 __________________________  _______________________
			      2002	     2001       2002          2001
			 ____________  ____________  ___________  __________

Sales, net         	   $2,431,535    $1,858,440   $7,540,091  $5,026,969

Income from operations	       29,013	    128,428	 319,539     364,060
			 ____________  ____________  ___________  __________

Net income			  750	    316,987	 161,649     554,395
			 ============  ============  ===========  ==========


Net income per share:
  Basic				$.00	      $.18	   $.09	       $.31
  Diluted		        $.00	      $.16	   $.08        $.29



NOTE 12 - ADOPTION OF NEW ACCOUNTING STANDARDS

	In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", effective for acquisitions initiated on or after July 1, 2001, and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. We adopted the new rules effective January 1, 2002. We will perform the required goodwill impairment test by September 30, 2002 and believe their will be no impairment charge as management believes the fair value equals or exceeds the carrying amount.

Components of intangible assets are as follows:


   			         June 30,		September 30,
				   2002		            2001
			__________________________ _________________________
			    Gross 		      Gross
			   Carrying   Accumulated    Carrying   Accumulated
			    Amount    Amortization    Amount    Amortization
			____________  ____________ ____________ ____________


Intangible assets
 subject to amortization

  Patents and trademarks  $1,372,536    $346,879    $1,268,536    $82,590

Intangible assets not
 subject to amortization


  Goodwill 		    $152,420	      $0	   $0	       $0
			============  ============ ============ ============


We did not have any goodwill prior to January 1, 2002.

				    10
______________________________________________________________________________

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

	Sterion Incorporated, formerly known as Oxboro Medical, Inc. ("Sterion" or "the Company"), develops, manufactures, and markets medical and surgical devices. Principal medical products produced and sold under the Oxboro brand name include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties, identification sheet and roll tape, and various holders and organizers for instruments used in the operating room. Sterion, Incorporated manufactures several lines of sterile containers under the Sterion name. The Sterion product line was acquired from Johnson & Johnson Medical division of Ethicon, Inc. in May 2001. On January 22, 2002 Sterion completed the purchase of a line of surgical drainage and fluid containment systems from Surgidyne, Inc. On February 10, 2002, Sterion completed the purchase of a line of wound closure strips and related products from Bellingham Medical, Inc. Effective May 17, 2002, the wholly-owned subsidiary Sterion, Inc. was merged with and into Sterion, Incorporated.

RESULTS OF OPERATIONS

	Net sales for the nine-month period ended June 30, 2002 were $7,203,424 as compared to $4,313,852 for the corresponding period in fiscal 2001. This represents an increase of approximately 67%. Net sales for the three-month period ended June 30, 2002 were $2,431,535 as compared to $1,670,708 for the corresponding period in the previous fiscal year. This represents an increase of approximately 45.5%. The increase in net sales was primarily attributable to increased sales for the Company's Sterion product line and secondarily attributable to increased Surgidyne and Bellingham sales. Third quarter sales include $770,098 for the Company's subsidiary, Sterion, Inc., $118,537 for Surgidyne and $153,078 for Bellingham. Net sales for the nine-month period ended June 30,2002 includes $2,798,294 for Sterion, Inc., $182,518 for Surgidyne and $205,936 for Bellingham.

	Continued competition and pricing pressure have constrained revenue growth in the Company's original product lines. However several new products have recently been added through the acquisition of the surgical drainage and fluid containment systems from Surgidyne and the wound closure strips and related products from Bellingham. The Company expects these new products, together with newly developed or acquired products to contribute to sales growth in the future.

	Gross profit as a percent of net sales for the first nine months of fiscal 2002 and 2001 was 54.8% and 59.6%, respectively. Gross profit as a percent of net sales for the first three months ending June 30, 2002 and June 30, 2001 was 56.7% and 58.0%, respectively. The gross profit percentage decrease is attributable to sales of the Sterion product, which typically have a lower gross profit margin percentage. Gross profit dollars increased for the nine months ended June 30, 2002 compared to the corresponding period in the prior year by $1,378,579. The principal reason for the increase in gross profit for the period is the acquisition of the Sterion(r) line which contributed $1,550,801 to total gross profit for the nine months ended June 30, 2002 compared to $175,377 for the corresponding period in fiscal 2001.

				     11
_____________________________________________________________________________

	Net income for the first nine months of fiscal year 2002 was $243,460 as compared to net income of $653,666 in the same period of fiscal 2001. Net income for the three months ended June 30, 2002 was $750 as compared to net income of $330,120 in the same period of fiscal 2001. Net income was lower as a result of costs associated with integrating the Company's Surgidyne and Bellingham acquisitions and lower than expected sales for the Company's Sterion product line.

LIQUIDITY AND CAPITAL RESOURCES

	The Company has typically financed its operations through internal working capital and a bank line of credit. Financing of its building has been through a long-term mortgage. The Company believes it has adequate capital to meet its cash requirements for the next twelve months from its internal working capital and bank line of credit. As of June 30, 2002, the Company had working capital of $4,143,348 as compared to $5,360,629 at September 30, 2001, and long-term debt of $1,744,039 compared to $2,402,586 at September 30, 2001. The decrease in working capital principally relates to the sale of available-for-sale securities, and utilization of cash reserves for improvements and additions to the Company's facilities and
fixed assets.   As of June 30, 2002, the Company had $964,543 in cash and
cash equivalents as compared to $2,328,063 at September 30, 2001. The decrease in cash and cash equivalents of approximately $1,364,000 from September 30, 2001 to June 30, 2002 principally relates to an increase in inventories of new products (approximately $750,000), paydown of long-term bank debt (approximately $658,000), purchases of new equipment (approximately $617,000) and the acquisitions of Surgidyne and Bellingham (approximately $550,000) offset by the sale of available-for-sale securities (approximately $582,000).

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

	Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2001. The accounting policies used in preparing our interim 2002 consolidated financial statements are the same as those described in our Annual Report.

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

				    12
_____________________________________________________________________________

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

	In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial position or results of operation.

	In June 2002, FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

FORWARD-LOOKING STATEMENTS

	This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company. When used in this report, the words "believe," "expect," "will," "can," "estimate," "anticipate" and similar expressions are intended to identify such forward-looking statements. The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results. Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2001 Annual Report on Form 10-KSB under the caption "Risks Related to Our Business," as well as others not now anticipated. These risks and uncertainties include, without limitation: our ability to successfully integrate newly acquired products and introduce new products, pricing strategies of competitors, the success of competitive products, general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products, changes in management of the Company, maintenance of operating capital and bank financing, the effect of government regulation of our products, continuing relationships with our third party suppliers, and overall economic conditions, including inflation and consumer buying patterns.

				    13
______________________________________________________________________________

PART II
OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

	(a)	Exhibits:

		None.

	(b)	Reports on Form 8-K:

		None



				    14
______________________________________________________________________________

				SIGNATURES

	In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				STERION INCORPORATED

Date: August 13, 2002		By: /s/ J. David Berkley
				___________________________
				J. David Berkley, President
				(Principal Executive Officer)


Date: August 13, 2002		By: /s/ Mark Buckrey
				___________________________
				Mark Buckrey, Chief Financial Officer
				(Principal Financial and Accounting Officer)





				    15
______________________________________________________________________________



				CERTIFICATION OF
		CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

			 	  PURSUANT TO
		    	    18 U.S.C. SECTION 1350,
		    	     AS ADOPTED PURSUANT TO
	 	 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

	I, J. David Berkley, the President of Sterion Incorporated (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that, the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

				/s/ J. David Berkley
				______________________
    				J. David Berkley
				Title:  President, Sterion Incorporated
				Dated:  August 13, 2002



	I, Mark Buckrey, the Chief Financial Officer of Sterion Incorporated (the "Company") in compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, hereby certify that the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and fairly presents, in all material respects, the financial condition and results of operations of the Company.

				/s/ Mark Buckrey
				________________________
    				Mark Buckrey
				Title:  Chief Financial Officer,
					Sterion Incorporated
				Dated:  August 13, 2002

				    16
____________________________________________________________________________