Form 10KSB
period 2002-09-30
STERION INC
filed 2002-12-30
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

--------------------------

FORM 10-KSB

--------------------------

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2002

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______.

Commission File Number 0-18785

_____________________________

STERION INCORPORATED

(Exact name of small business issuer as specified in its charter)

Minnesota

41-1391803

       (State or other jurisdiction of incorporation

(IRS Employer Identification No.)

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

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]   Yes       [  ]   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year: $ 9,574,660

Based upon the closing price of the issuer’s common stock as reported by The Nasdaq SmallCap Stock Market, the aggregate market value of such common stock held by nonaffiliates of the issuer as of December 18, 2002 was approximately $4,437,207.

As of December 18, 2002 the issuer had outstanding 1,667,837 shares of common stock, $.01 par value.

Documents Incorporated by Reference:  None

Page

No.

PART I

3

  ITEM 1.

DESCRIPTION OF BUSINESS

3

  ITEM 2.

DESCRIPTION OF PROPERTY

7

  ITEM 3.

LEGAL PROCEEDINGS

7

  ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

7

  ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

7

  ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF

OPERATION

8

  ITEM 7.

FINANCIAL STATEMENTS

10

  ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

10

PART III

11

  ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE

ACT

11

  ITEM 10.

EXECUTIVE COMPENSATION

12

  ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

13

  ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

14

  ITEM 13.

EXHIBITS AND REPORTS ON FORM 8-K

14

  ITEM 14.

CONTROLS AND PROCEDURES

18

SIGNATURES

19

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

Statements included in this Annual Report on Form 10-KSB, in the letter to shareholders, in the Company’s quarterly reports, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are “forward-looking statements ” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,”  “anticipate” and similar expressions are intended to identify such forward-looking statements.   Certain important factors could cause results to differ materially from those anticipated by some statements made herein and these statements are not predictions of actual future results.  Investors are cautioned that all forward-looking statements involve risks and uncertainties.  A number of factors that could cause results to differ materially are those discussed in this Annual Report on Form 10-KSB, including those discussed under “Risk Factors,” as well as others not now anticipated. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements. In addition, the Company disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

These risks and uncertainties include, without limitation: our ability to successfully integrate newly acquired products and introduce new products; pricing strategies of competitors; the success of competitive products; general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products; the effect of government regulation of our products; continuing relationships with our third party suppliers; and overall economic conditions, including stock market fluctuation or disruption, inflation and consumer buying patterns.

Introduction

Sterion Incorporated (“Sterion” or the “Company”), formerly known as Oxboro Medical, Inc. was incorporated in Minnesota in 1978. Sterion develops, manufactures, and markets medical and surgical devices. Historically, the Company’s product lines have been comprised of disposable products used in the operating room.  Sterion now also manufactures two lines of sterilization containers under the Sterion® name. The Sterion Container product line was acquired from Johnson and Johnson Medical Division of Ethicon, Inc. in April 2001. The Company changed its name to Sterion Incorporated in January 2002. The Company continued to broaden its product offerings with the January 2002 acquisition of a line of surgical drainage and fluid containment systems from Surgidyne, Inc. and the acquisition of the private-label wound closure strip manufacturing business from Bellingham Medical, Inc. in February 2002.

Principal Products and Distribution

The products manufactured and sold by Sterion are currently grouped into 5 product categories; disposable operating room products, instrument sterilization container products, surgical instrument protection and identification products, surgical tape products and wound drainage systems.  All products are manufactured and distributed from the Company’s Ham Lake, Minnesota corporate offices except for the sterilization container products, which are manufactured and distributed from the Sterion Sterilization Container Division in Jacksonville, Texas.   Both manufacturing facilities are ISO 9002 certified.  All administrative, sales, marketing and customer service personnel are located in Ham Lake.

Sources of Supply

The raw materials used for the extruding, molding, weaving manufacturing and packaging of the Company’s various products are readily available from multiple sources.

Patents, Trademarks, and Licenses

The Company has in the past pursued and will, when appropriate, pursue registrations in patents and trademarks and license agreements in connection with the marketing of its products. In connection with the acquisition of the Sterion Container product line, the Company acquired 20 United States patents and approximately 25 related foreign patents. Patent applications relating to additional Sterion products are also pending in the United States and in other countries. Protection under United States patents generally expires 20 years from issuance. Sterion, Inc. patents expire between 2006 and 2019. In connection with the acquisition of the Sterion product line, the Company also acquired trademarks registered in both the United States and in various countries throughout the world relating to the Sterion name. Sterion, Inc. currently licenses the technology of certain patents and know-how for its products from inventors Robert Nichols, William Patterson, Robert Cocquyt and Richard Mayfield. Under the terms of the license, the Company is obligated to pay the inventors an aggregate royalty of 5% of the worldwide net sales of products licensed to the Company through February 13, 2007. The Company also assumed a patent for a controlled fluid collection unit with the acquisition of Surgidyne Inc. drainage systems in January 2002. Some of the products currently being marketed by the Company are not unique. With respect to these products, the Company believes that the improvement of existing products, reliance upon trade secrets and un-patented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. If the Company were to develop products with patentable features, patent protection could be important to the Company in maintaining its competitive advantage. However, the Company would likely incur substantial costs in attempts to secure patent protection.

Competition

The medical products market is extremely competitive. The Company believes that among its direct competitors are firms with substantially greater assets, marketing capability, and experience than the Company. In addition, such competitors are often able to offer lower prices than the Company and thus can limit the Company’s penetration and market share. We believe that the Company has achieved a substantial portion of the market in which it competes by offering a balance of competitive factors including selection, price, customer service, convenience, product quality, reliability and speed of order fulfillment. Continued success will depend upon the ability of sales and marketing programs to implement and close sales. In addition, our principal executive officers and key personnel have extensive experience in sales of medical products.

Research and Development Expenditures

In the fiscal years ended September 30, 2002 and 2001, the Company spent $16,094 and $14,257, respectively, for research and development of medical products.

Government Regulations

Because Sterion manufactures and sells medical products, both the products and the manufacturing procedures are subject to regulations by the Food and Drug Administration. Medical devices intended for human use are classified into three categories (Classes I, II and III). The amount of regulation varies dependant upon the classification.  Most of Sterion’s products are Class I while some of the Surgidyne drain products are Class II. The Quality Management System that Sterion has in place is compliant with the requirements for Class II medical products. In addition, the Company’s sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services, pursuant to federal anti-kickback laws, and are also subject to similar state laws.

The Company’s products are also subject to regulation in foreign countries, including ISO 9000 certification, which is required to conduct business in the European Community. Sterion products received ISO 9000 Certification and also received a CE Certificate, allowing Sterion to use the CE Mark on its products offered in Europe. Depending upon the distribution relationships established to Sterion products in countries outside the European Community the Company may be responsible for obtaining approval to sell in those countries.

The Company may be required to devote substantial financial and human resources to comply with these extensive regulations by the FDA and other government agencies. In addition, should the Company fail to comply with such regulations it would be subject to administrative and criminal actions, which could have a material adverse effect on the Company’s business. The Company’s operations may also be affected if Congress or the European Community passes new legislation or if courts issue new rulings with respect to existing legislation. Continued compliance with all regulatory requirements may be costly.

Employees

As of September 30, 2002, the Company employed 78 full-time and 7 part-time employees including former employees of Sterion, Surgidyne, and Bellingham. The Company has never had a work stoppage and none of our employees are currently represented under collective bargaining agreements. We consider relations with our employees to be good. We believe that future success will depend in part on the continued service of our department management and key personnel.

RISKS RELATED TO OUR BUSINESS

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

Our success depends upon our ability to integrate newly acquired products. In January 2002, the Company completed the purchase of a line of surgical drainage and fluid containment systems from Surgidyne, Inc. In February 2002, the Company completed the purchase of a private-label of wound closure strip manufacturing business from Bellingham Medical, Inc. In May 2002 the Company’s wholly owned subsidiary created in May 2001 to acquire the Sterion product line was merged with and into Sterion Incorporated.

Our success will depend, in part, on our ability to fully integrate these newly acquired product lines into our business. To achieve timely and cost-effective integration of these product lines, we must maintain sufficient facilities and qualified personnel to manufacture and market the new products on a competitive basis. We also must monitor and control costs of our expanding operations. Further, because all of the acquired products are medical devices, we must obtain and maintain all required government authorizations, including authorizations from foreign governments. If we are not able to execute and maintain these measures described above in a timely or effective manner or if we are not able to successfully manage our expansion, our business and financial results could suffer.

We depend upon the successful introduction of new products.  A significant element of the Company’s growth strategy is focused on successful development and marketing of new products. In developing new products, we incur additional research and development and marketing expenses. Our success will depend upon cost effective development of new products. There can be no assurance that revenues, if any, from new products will be sufficient to recoup the Company’s expenses in development and marketing any new product. Moreover, there is no assurance that the Company can manufacture the new products at a price that will result in an acceptable rate of return for the Company. Market acceptance of these new products may be slow or customers may not accept the new products at all. If the Company cannot successfully develop and market new products, its financial performance and results of operations will be adversely affected.

The pricing strategies of competitors and response to those strategies may result in a decline in revenues. The medical products market is extremely competitive. We believe that the principal competitive factors in our market are selection, price, customer service, convenience, products quality, reliability and speed of order fulfillment. Among our direct competitors are firms with longer operating histories, larger customer bases, greater financial and marketing capability, and greater resources and experience than us. We compete with companies such as Scanlon Instruments, Key Surgical Incorporated in Eden Prairie, Minnesota and Healthmark Industries Co. in St. Clair Shores, Michigan.  In addition, our competitors are often able to offer lower prices to customers. Competition from these competitors could limit our market penetration and market share. These factors may have an adverse impact upon our business.

The success of competitive products could have an adverse effect on business. The medical products industry is intensely competitive and hospitals have a wide variety of product choices and technologies from which to choose. The success of any competing alternative product to those provided by Sterion could have a material adverse effect on our business, financial condition and results of operations. Our competitors are companies with substantially greater financial capabilities for product development and marketing and can therefore market their products or procedures to hospitals and the medical community more effectively than we could. In addition, companies having proprietary rights to the products we sell could choose to market their products directly to our customers and competitors selling the same or similar products ay duplicates our marketing methods and reduce our ability to effectively sell our product lines. The success of alternative products or of competitors selling those products will have a material adverse impact on our business.

We are dependent on management and key personnel to succeed. We depend on the extensive experience in sales of medical products of our principal executive officers and key personnel. Our business may require significant research and development efforts to bring our products to market. Our continued success also depends on the ability of our marketing and sales program to implement and close the sales. The loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel on acceptable terms, could impede the achievement of our business objectives and have a material adverse effect on our business.

Changes in government regulation of the products we sell may negatively affect our business. Our products are regulated by government agencies in the United States and foreign countries. In the United States, our products are regulated by the Food and Drug Administration. In foreign countries, our products are regulated by various governmental entities. The FDA regulates, among other things, (1) the content of our products, (2) the product labels, (3) the claims in our product literature and advertising, and (4) the manufacture of the products. The FDA and other foreign government agencies may in the future issue new regulations, or issue new interpretations of existing regulations, which affect the manufacture, marketing and sale of our products. Our operations may also be affected if new legislation is passed by the U.S. government or any foreign government in countries in which we sell our products.  Further, governmental bodies, agencies or courts may issue new rulings with respect to existing legislation, both in the United States and in other countries. We can offer no assurance that we will not be adversely affected by new, or newly interpreted, regulatory requirements. If new laws or newly interpreted laws require us to change the way we manufacture, market or distribute our products, our financial could be materially adversely affected.  Further, we may not be able to comply with any such new or newly interpreted regulatory laws.  If we are not able to comply with future regulatory requirements, we may not be able to sell our products or sell them competitively and our financial results would be materially adversely affected.

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

Fluctuations in quarterly operating results may negatively affect stock price. We may experience variability in our net sales and operating profit on a quarterly basis as a result of many factors, including, among other things, the buying habits of our customers, size and timing of orders by certain customers, shifts in demand for types of products, technological changes and industry announcements of new products. If revenues do not meet expectations in any given quarter, our stock price may be materially adversely affected.

Our stock price may be materially affected by market volatility. Our quarterly results and the market price of our securities may be subject to significant fluctuations due to numerous factors, such as variations in our revenues, earnings and cash flow, the ability to meet market expectations, changes in price, terms or our product mix, changes in manufacturing costs or the introduction of new products by us or our competitors.

In addition, the stock markets are experiencing significant price and volume fluctuations, resulting from a variety of factors both identifiable and unidentifiable, including general global market conditions, comparative prices of U.S. and foreign currency, changes in the national or global political environment, risk of war or other unrest, public confidence in the stock markets, regulation of or by the stock markets and the performance of certain industries.  These significant market price and volume fluctuations result in change in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies.  Fluctuations in our stock price and broad market fluctuations may result in the market price of our common stock falling abruptly and significantly or remaining significantly depressed.  In the past, following periods of volatility in the market price of a company’s securities, securities class action claims have been brought against that company.  If we were a party to this type of litigation it would result in substantial costs and divert managements’ attention and resources.

If a product we sell injures a user, we could be subject to a product liability exposure. We sell medical products, which may involve product liability risk. We carry general casualty insurance, including coverage for product liability claims up to $1 million per incident and $2 million aggregate per year. We also carry liability umbrella coverage of $10 million. However, there can be no assurance that this coverage will be adequate for any claims that may be raised. We have not had any product liability claims in the past and we are not aware of any pending product liability claims against us. However, a successful product liability suit could have a material adverse effect on our business operations.

There is no assurance that future capital will be available to us, and additional capital will dilute the holdings of our stockholders. Our shareholders have no preemptive rights. Our shareholders, who are not entitled to participate in any future stock issuance, will experience dilution of their equity investment if we:

•

Commence a subsequent public or private offering of common stock, convertible debt, or preferred stock; or

•

Issue preferred stock or shares of common stock upon exercise of warrants to consultants or other parties providing goods or services to us in lieu of or in addition to cash consideration,

At this time, we cannot determine the potential dilution to our shareholders. We cannot assure that additional financing will be available or if available, that it will be available on terms favorable to our shareholders. If funds are not available to satisfy our short-term and long-term operating requirements, we may limit or suspend our operations in the entirety or, under certain circumstances, seek protection from our creditors. We believe that future financing undertaken may contain terms that could result in more substantial dilution that we now have, which would adversely affect our business.

We may be adversely affected by statutory anti-takeover provisions and the provisions of our Articles of Incorporation. As a Minnesota corporation, we are subject to certain anti-takeover provisions of the Minnesota Business Corporation Act. The authority of the Board with regard to the anti-takeover provisions of the Act could have the effect of delaying, deferring or preventing a change in control of the Company, may discourage bids for our common stock at a premium over the then prevailing market price, and may adversely affect the market price of, and the voting and other rights of the holders of our common stock. If we issue additional shares, whether for purposes of raising additional capital or otherwise, it could have the effect of making a takeover more difficult.

In addition, our Articles of Incorporation provide that our Board of Directors is divided into three classes, with each class elected in successive years for a term of three years.  These factors and other provisions in our articles of incorporation could have the effect of delaying or preventing changes of control or in management.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s headquarters consisting of office, manufacturing, and warehouse facilities are located in a 30,000 square foot building on 2.41 acres in Ham Lake, Minnesota a suburb of Minneapolis, Minnesota. The building is approximately 10 years old. This Ham Lake facility is subject to a mortgage due February 2011, secured by the land and building, in the amount of $947,852 at an interest rate of 8.5%.  Monthly payments, including interest payments, are approximately $8,175.  The Company leases 30,000 square feet space in Jacksonville, Texas for the manufacture of the Sterion Sterilization Container System product line. Lease payments are $9,000 per month and the term of the lease expires December 2003.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on The Nasdaq SmallCap Market under the symbol “STEN,” (formerly “OMED”). The following table sets forth the quarterly high and low closing bid prices for the Company’s common stock for each quarter of the past two fiscal years as reported by The Nasdaq SmallCap Market.

	Closing Bid Price
Period	High	Low
Fiscal 2001
First Quarter	4.250	4.000
Second Quarter	5.125	4.875
Third Quarter	7.230	7.230
Fourth Quarter	7.100	7.020
Fiscal 2002
First Quarter	10.240	7.000
Second Quarter	9.290	7.360
Third Quarter	7.950	7.160
Fourth Quarter	7.570	5.800

As of December 18, 2002, there were approximately 250 holders of record of common stock. As of December 18, 2002, there were approximately 10 registered holders of three-year common stock purchase warrants expiring September 29, 2003, or “incentive warrants.” The Company has paid no cash dividends on its common stock and does not intend to pay any dividends in the future.

Other Information Regarding Equity Compensation Plans

The following table sets forth information regarding the Company’s equity compensation plans in effect as of September 30, 2002. All of the information has been adjusted to reflect the 1-for-5 reverse stock split effected on August 13, 1999. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

			Number of shares of
	Number of shares of	Weighted-average	common stock
	common stock to be	exercise price	remaining available
	issued upon exercise of	of outstanding	for future issuance
	outstanding options,	options, warrants	under equity
Plan category	warrants and rights	and rights	compensation plans
Equity compensation plans approved by stockholders:	317,000	$ 5.31	83,000

Equity compensation plans not approved by stockholders:	7,400	$ 5.81	-

Total	324,400	$ 5.32	83,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

Our significant accounting policies are described in Note 1 to the consolidated financial statements. Our critical accounting policies and estimates are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) allowance for uncollectible accounts receivable, (c) inventories, and (d) goodwill, intangible and other long-lived assets.

(a) Revenue Recognition - The Company’s revenues are recognized when products are shipped to unaffiliated customers.  The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

(b) Allowance for Uncollectible Accounts Receivable - Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future.  The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of the customer.  Future changes in the financial condition of a customer may require an adjustment to the allowance for uncollectible accounts receivable.

(c) Inventories and Related Allowance for Obsolete and Excess Inventory - Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales for the next twelve months.

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment, and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue.  In addition, goodwill recorded during the year ended September 30, 2002 is not subject to amortization.  Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company believes no impairment changes need to be recorded as of September 30, 2002.

Results of Operations

Net sales for the twelve-month period ended September 30, 2002 were $9,574,660 as compared to $6,547,824 for the corresponding period in the previous fiscal year. This represents an increase of approximately 46%. The principal reason for this increase was the acquisitions of the Surgidyne and Bellingham product lines and showing a full year of sales for the container division in Jacksonville, TX.

Gross profit as a percent of net sales for the twelve months of fiscal 2002 and 2001 was 51% and 58%, respectively. The change in gross profit percentage for fiscal year 2002 results from increased labor and temporary labor costs due to increased customer demand, and increase in depreciation expense related to new fixed asset additions, increased quality control costs for ISO certifications, and increased professional costs related to the Company’s expansion to additional international markets. We expect some of the increases in these costs to continue during fiscal year 2003. Gross profit dollars increased for the year ended September 30, 2002 compared to the corresponding period in the prior year by $1,104,236. The principal reason for the increase in gross profit dollars for the period is due to the acquisitions of the Surgidyne and Bellingham product lines and showing a full year of gross margin related to the container division in Jacksonville, TX.

Income from operations for the twelve months of fiscal year 2002 was $191,695 as compared to $557,918 in fiscal 2001. This decrease in income is related to an increase in selling, general and administrative expenses for the year ended September 30, 2002 as compared to 2001. These expenses were associated with the integration of the Company’s recent acquisitions, a major productivity initiative, new product development, and significant new sales and marketing efforts. During the year ended September 30, 2001, the Company entered into a commission agreement with an unrelated party that requires monthly payments of 5% of the sales price of products sold by the unrelated party.  Commission expense related to the agreement was $324,126 and $127,176 for the years ended September 30, 2002 and 2001, respectively. This agreement was terminated by mutual consent of both parties during the year ended September 30, 2002. The decline in operating income in fiscal 2002 as compared to 2001 was also effected by a delayed product introduction and lower than expected sales for the company’s Sterion Container Division.

Interest expense for the twelve months ended September 30, 2002 was $135,423 as compared to $114,897 in the same period of 2001.  The increase is due to the borrowing on the line of credit in fiscal 2002.  Net Other Income (Expense) for the twelve months of fiscal year 2002 was $75,459 as compared to $713,520 in the same period of fiscal 2001.  In 2001 the Company had a significant, one time, gain on the sale of available-for-sale securities of $689,815.

The Company accrued $51,000 for income taxes for the twelve months ended September 30, 2002 as compared to benefit from income taxes of $160,450 in the same period of 2001. The Company took advantage of loss carryforwards in 2001 that were not available in fiscal 2002.

Net earnings per share for the twelve months ended September 30, 2002 were $0.05 basic and $0.04 diluted as compared to $0.74 basic and $0.69 diluted in the same period of 2001.   Although the weighted average number of shares outstanding was roughly equal at September 30, 2002 as at September 30, 2001, comprehensive income was down $1,325,703 from September 30, 2001 to September 30, 2002, representing a decrease of 98%.  This accounts for the significant portion of the reduction in basic and diluted net earnings per share for the twelve months ended September 30, 2002 versus the same period of 2001.

Liquidity and Capital Resources

The Company has historically financed its operations through internal working capital and a bank line of credit. The Company believes it has adequate capital to meet its cash requirements for the next twelve months.  As of September 30, 2002, the Company had working capital of $3,710,828 as compared to $5,338,882 at September 30, 2001, and long-term debt of $1,341,389 at September 30, 2002 compared to $2,056,888 at September 30, 2001. The decrease in debt can be attributed to a lump sum payment of approximately $423,000 during October 2001 and the regularly scheduled debt payments made during the remainder of fiscal year 2002. As of September 30, 2002, the Company had $591,263 in cash and cash equivalents as compared to $2,328,063 at September 30, 2001. The decrease in cash and cash equivalents relates to the debt payments noted above, the acquisitions of Surgidyne and Bellingham for a total of $550,000 in cash, and in addition, the Company acquired approximately $718,000 of new property and equipment during the fiscal year 2002. Financing of its building has been through a mortgage due February 2011. During May 2001, the Company entered into a $675,000 revolving line of credit with Crown Bank.  The line of credit is subject to a defined borrowing base.  Amounts outstanding are due upon demand or if no demand is made, on May 31, 2003 and bear interest at prime (4.75% and 6% at September 30, 2002 and 2001, respectively).  The line is secured by substantially all of the assets of the Company.  At September 30, 2002, the Company was in compliance with all covenants.  Outstanding borrowings were $300,000 and $0 at September 30, 2002 and 2001, respectively.  The line of credit was used to fund a portion of the purchase price for the Sterion Container Division.

During the twelve months ended September 30, 2002, the Company used $288,711 in net cash from operating activities. The decrease from the prior year is primarily due to increased inventory build up related to anticipated increase in customer demand and financing and working capital for the acquisition of Surgidyne and Bellingham assets. The Company used $721,518 in investing activities during the twelve months ended September 30, 2002, primarily due to the acquisition of the Surgidyne and Bellingham assets of $550,000, purchases of property and equipment of approximately $718,000 net of proceeds from the sale of available-for-sale securities of approximately $582,000. The Company used $726,571 in cash from financing activities which included new borrowings on the line of credit of approximately $300,000, long-term debt payments of approximately $716,000 and the repurchase of the Company’s own shares of approximately $398,000.

The following summarizes our contractual obligations at September 30, 2002. In addition, we are required to make royalty payments of 5% of worldwide net sales and rental revenues of Sterion container products through February 2007.  However, because the amounts due under this royalty agreement are not determinable, this commitment has not been included in the table below. The operating leases consist of the building lease for the Jacksonville, TX facility, which expires in December 2003, and equipment leases that expire in April 2007 (See Note 13). The line of credit is a revolving line of credit agreement with Crown Bank in the amount of $675,000, $300,000 of which has been borrowed at a rate of 4.75% (See Note 6). The notes payable consists of two notes, a mortgage note with StanCorp Mortgage Investors in the amount of $947,852 and a note to Crown Bank in the amount of $738,818 (See Note 7). The capital lease obligation is for equipment currently used in manufacturing and expires August 2004 (See Note 8). The table shows the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	1-3 years	3-5 Years	Over 5 Years

Operating Leases	$ 254,050	$ 158,998	$ 70,990	$ 24,062	$ -
Line of Credit	300,000	300,000	-	-	-
Notes Payable	1,686,670	345,281	453,169	49,048	839,172
Capital lease Obligation	10,534	10,534	-	-	-
Total	$ 2,251,254	$ 814,813	$ 524,159	$ 73,110	$ 839,172

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants

F-1

For the years ended September 30, 2002 and 2001

Consolidated Balance Sheets

F-2

Consolidated Statements of Operations and Comprehensive Income

F-3

Consolidated Statements of Stockholder’s Equity

F-4

Consolidated Statements of Cash Flows

F-5

Notes to Consolidated Financial Statements

F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information with respect to our directors and executive officers:

Name	Age	Position	Director Since

Allan D. Anderson (3)(4)	49	Director	2000
Kenneth W. Brimmer (2)(4)(5)	47	Director	1998
Gary W. Copperud (2)(5)	44	Director	1998
Gervaise Wilhelm (1)(5)	59	Director	2000
J. David Berkley	54	President	---
Mark Buckrey	44	Chief Financial Officer	---

(1)

Class I Director, term expires 2002

(2)

Class II Director, term expires 2003

(3)

Class III Director, term expires 2004

(4)

Member of the Audit Committee

(5)

Member of the Compensation Committee

Allan D. Anderson. Mr. Anderson is currently the Chief Financial Officer and a director of Reliafund, Inc. Reliafund is a third-party processing company of ACH transactions. In January 2001, Mr. Anderson sold his interest in RiverBend Solutions (“RiverBend”) having served as President since August 2000 and as Chief Financial Officer since January 2000. He was a director of RiverBend from 1995 to 2001. Mr. Anderson was the President of Metropolitan Financial Management, Inc. from 1997 to 1999 and served as its Treasurer from 1995 to 1999. He was a director of Metropolitan Financial Management, Inc. from 1991 to 1999. Prior to joining Metropolitan, he was the Chief Financial Officer of Pan Am Systems, Inc. from 1994 to 1995.

Kenneth W. Brimmer.  Mr. Brimmer has served as Chief Manager of Brimmer Company, LLC, a private investment company, since December 2001.  Mr. Brimmer presently serves as Chairman, and Director of Active IQ Technologies, Inc. where he was CEO from April 2000 until December 2001. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception in 1995 until April 2000. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor, from October 1990 until April 1997. Mr. Brimmer currently serves on the board of directors and as chairman for both Entrx Incorporated and Hypertension Diagnostics, Inc.  Mr. Brimmer also served as Sterion’s interim Chief Executive Officer from October 2000 until November 18, 2001.

Gary W. Copperud. Mr. Copperud has been president/general manager of CMM Properties, LLC, an investment company with holdings in real estate and stocks, located in Fort Collins, Colorado, since 1993. Prior to that, Mr. Copperud was self-employed in the fields of securities and real estate investment and real estate development.

Gervaise Wilhelm. Ms. Wilhelm has been a partner with Surgical Safety Associates, a manufacturer of surgical safety disposable devices, since October 1999. Since 1997, Ms. Wilhelm has also served as a consultant to start-up medical device companies, including companies operating in the medical specialty areas of urology, surgery, cardiology, gastroenterology, and critical care medicine. From 1994 to 1997, Ms. Wilhelm served as President and Chief Executive Officer of Interventional Innovations, Inc., now XRT/Medtronic, a medical device company. Ms. Wilhelm currently serves on the board of directors of Paradigm Diagnostics LLC.

J. David Berkley. Mr. Berkley has served as the President of the Company since October 16, 2000. Prior to joining the Company, Mr. Berkley was employed in carious capacities by Minnesota Mining and Manufacturing Company (3M) form 1977 to 1999. Mr. Berkley was the Executive General Manager of 3M’s Security Market Center in 1999. From 1997 to 1999 he served as the Vice President, Strategic Development, Health Care of 3M. From 1995 to 1997, he was 3M’s Vice President, Medical Surgical Markets Division. Mr. Berkley was the General Manager of 3M’s Consumer Professional Health Care Division from 1993 to 1995.

Mark F. Buckrey.  Mr. Buckrey has served as the Chief Financial Officer of the Company since August of 2002.  Mr. Buckrey joined the Company in November of 2001 as Controller.  Prior to joining the Company, Mr. Buckrey was employed by Birch Bridge Communications, formerly Uniplex Corporation, for more than 10 years, first as Controller, and then as Vice President.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders (insiders) of the Company are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in the Company’s common stock. To the Company’s knowledge, all insiders of the Company made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2002, except that Messrs. Berkley and Brimmer were each late in filing one Form 4 in September 2002 under the two business day filing deadline imposed by the Sarbanes-Oxley Act of 2002.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to J. David Berkley, the Company’s President. None of the Company’s other executive officers earned or were awarded total cash compensation which exceeded $100,000 in fiscal year 2002.

Summary Compensation Table

Long-Term
		Annual Compensation		Compensation
Awards,
	Fiscal Year			Securities,
	Ended			Underlying	All Other
Name and Principal Position	Sept. 30,	Salary	Bonus	Options	Compensation

J. David Berkley, President(1)	2002	$150,000	-	-	-
	2001	$141,346	-	100,000	-
	2000	-	-	-	-

(1)

Mr. Berkley began serving as President of the Company on October 16, 2000.

No stock option grants were made to Mr. Berkley in fiscal year ended September 30, 2002.

The following table summarizes stock option exercises during the fiscal year ended September 30, 2002 and the total number of options held at the end of fiscal year 2002 by Mr. Berkley.

Aggregated Option Exercises in Fiscal Year 2002 and Fiscal Year End Option Values

			Number of Securities Underlying		Value of Unexercised
	Shares		Unexercised		In-the Money
	Acquired on	Value	Options at Sept. 30, 2002		Options at Sept. 30, 2002
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
J. David Berkley	-	-	-	100,000	-	$200,000

(1)

The values have been calculated based on the closing bid price of $5.75 for our common stock as of September 30, 2002 (before payment of applicable income taxes).

Employment Agreements

The Company and J. David Berkley entered into an agreement effective October 16, 2000 under which Mr. Berkley agreed to serve as the President of the Company on an “at will” basis. The Agreement provided for an annual salary of $150,000, with a salary review at the end of the first year. Mr. Berkley is also eligible for a bonus of up to 100% of his salary, based upon the performance of the Company.

As part of Mr. Berkley’s compensation, he was granted a ten-year option on October 16, 2000 to purchase 100,000 shares of the common stock of the Company. The option is exercisable at $3.75 per share. The option vests and becomes exercisable on the seventh anniversary of employment; however, vesting may be accelerated with one-third of the option vesting as of each anniversary of the date of grant if certain performance goals are reached in the fiscal year prior to the anniversary.

Outside Director Compensation

Each director of the Company who is not an employee receives $1,000 per quarter and the Chairman of the Board receives $1,250 per quarter. The aggregate fees paid to non-management directors for services rendered for the year ended September 30, 2002 were approximately $17,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table presents, as of December 19, 2002, certain information regarding beneficial ownership of our common stock by (1) each person known by us to beneficially own more than 5% of the outstanding shares of common stock, (2) each of our directors and executive officers, and (3) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at the Company’s offices at 13828 Lincoln Street N.E., Ham Lake, MN 55304.

Shares Beneficially Owned
				Percentage
		Shares Acquirable		Beneficially
Name of Beneficial Owner	Shares	within 60 Days (1)	Total	Owned

Allan D. Anderson(2)	0	15,000	15,000	*
Kenneth W. Brimmer(2)	309,010 (4)	87,842 (5)	396,852	22.6%
Gary C. Copperud(2)(6)	501,718	144,879	646,597	35.7%
CMM Properties, LLC	501,718	129,879	631,597	35.1%
Gervaise Wilhelm(2)	3,800	20,000	23,800	1.4%
J. David Berkley(3)	0	0	0	*
Mark Buckrey(3)	0	2,000	2,000	*
All Officers and Directors as a Group (6 persons)	814,528	269,721	1,084,249	56%

* Less than 1%

(1)

Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)

Director.

(3)

Executive Officer.

(4)

Includes 51,705 shares beneficially owned by Mr. Brimmer through his IRA. Includes 201,600 shares over which Mr. Brimmer shares voting and dispositive power with his wife. Also includes 51,705 shares beneficially owned by Mr. Brimmer’s wife in her IRA.

(5)

Includes warrants to purchase 9,405 shares of common stock beneficially owned by Mr. Brimmer through his IRA. Includes warrants to purchase 50,032 shares held jointly by Mr. Brimmer and his wife. Includes warrants to purchase 9,405 shares held by Mr. Brimmer’s wife through her IRA.

(6)

Includes shares held by CMM Properties, LLC of which Mr. Copperud is the President.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into several agreements with Larry A. Rasmusson, a former Chief Executive Officer and Chief Financial Officer of the Company. Pursuant to an exclusive license agreement, Mr. Rasmusson, as a licensor, granted the Company, as licensee, the exclusive right to make, use, and sell certain medical products and to receive information and assistance from Mr. Rasmusson to make, use, and sell the products. Mr. Rasmusson is to receive royalties in the amount of 4% of the “net sales price” (as defined) of all license products sold. Royalties continue for the life of the product. If at any time a product covered by the agreement is no longer sold by the Company (defined as a reduction by 50% in sales from the previous calendar year), the license will no longer be exclusive as to that product. The agreement contains a provision for increasing the royalty amount if royalty rates paid by the Company to others for similar products are higher that 4%. The agreement also provides that upon the termination of the employment of a former officer, the royalty will be increased from 4% to 6% on certain products, and Mr. Rasmusson and the former officer will each receive royalties of 3% on sales of such products. During fiscal 2002 and 2001, Mr. Rasmusson earned $48,991 and $46,635 respectively, in royalties under this agreement.

On March 30, 1999, Mr. Rasmusson notified the Company that it was in default of royalty agreements related to certain medical products because of nonpayment of royalties. At the time of the notification, the Company believed and continues to believe that no events of default have occurred. The Company has continued to pay royalties to Mr. Rasmusson and has received no correspondence from Mr. Rasmusson regarding this matter since June 17, 1999.

The Company has adopted  split dollar life insurance plans for  the benefit of Mr. Rasmusson. The Company maintains the annual premiums on two $500,000 insurance policies (the “Policies”) on Mr. Rasmusson’s life so long as Mr. Rasmusson pays and maintains his portion of the monthly premiums on said Policies in a timely manner. Mr. Rasmusson owns the Policies. The Company will recover all premium payments, interest, and advances made by it on account of the Policies upon Mr. Rasmusson’s death or the surrender of the policies for cash. However, if the Company fails to maintain payments or terminates either or both of said Policies or if the Policies cancel or terminate for any reason other than Mr. Rasmusson’s death, Mr. Rasmusson shall receive the net cash value and/or termination value. Premiums paid in fiscal 2002 and 2001 on behalf of Mr. Rasmusson totaled $47,715 and $47,775, respectively.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

(a)

Exhibits

Exhibit

Number

Description

2.1

Agreement for Purchase and Sales of Stock, effective June 30, 1999, by and between the Company and John McGuire, Stephen Kaminski and Charles Kruse (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 1999 as filed with the Securities and Exchange Commission (the “Commission”) on August 13, 1999 (the “June 1999 for 10-QSB”).

2.2

Promissory Note dated June 30,1999 issued to the Company by John McGuire, Stephen Kaminski and Charles Kruse, in the principal amount of $265,000 (incorporated by reference to Exhibit 2.2 to the Company’s June 1999 Form 10-KSB).

3.1

Composite Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31,2000).

3.2

Amended and Restated Bylaws effective February 23, 1995 (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1998 (the “1998 Form 10-KSB”)).

4.1

Form of Rights Subscription Certificate (incorporated by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-3 (File No. 333-83469) filed on July 22, 1999, as amended (the “1999 Form S-3”)).

4.2

Form of Rights Subscription Certificate (incorporated by reference to Exhibit 4(b) to the 1999 Form S-3).

4.3

Warrant Agreement between the Company and Norwest Bank Minnesota, N.A. dated September 30, 1999 with respect to the rights offering (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1999 (the “1999 10-KSB”)).

4.4

Specimen Warrant Certificates of the Company (incorporated by reference to Exhibit 4(e) to the 1999 Form S-3).

4.5

Warrant Agreement between the Company and Wells Fargo Bank Minnesota, N.A. dated August 23, 2000 (incorporated by reference to Exhibit 4(d) to the Company’s Registration Statement on Form S-3 (File No. 333-43616) filed on August 11, 2000 (the “2000 Form S-3”)).

4.6

Form of Warrant Certificate (incorporated by reference to Exhibit 4(e) to the 2000

Form S-3).

10.1*

Transfer of Technology Agreement by and between Project Heart Limited Partnership and LexTen, Inc. effective September 30, 1997 (incorporated by reference to Exhibit

10.1 to the Company’s 1998 Form 10-KSB).

10.2*

Termination of Stock Award Agreement effective September 30, 1997, between the

Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.2 to the

1998 Form 10-KSB).

10.3(a)*

Exclusive License Agreement between the Company and Larry Rasmusson dated

April 1, 1990 (the “Exclusive License Agreement”) (incorporated by reference to Exhibit 10.3(a) to the 1998 Form 10-KSB).

10.3(b)*

First Amendment to Exclusive License Agreement effective November 8, 1995

(incorporated by reference to Exhibit 10.3(b) to the 1998 Form 10-KSB).

10.3(c)*

Second Amendment to Exclusive License Agreement effective September 1, 1998 (incorporated by reference to Exhibit 10.3(c) to the 1998 Firm 10-KSB).

10.4(a)*

Employment Agreement between the Company and Larry A. Rasmusson dated

April 1. 1993 (incorporated by reference to Exhibit 10.4(a) to the 1998 Form 10-KSB)

10.4(b)*

First Amendment to Employment Agreement effective December 21, 1993

(incorporated by reference to Exhibit 10.4(b) to the 1998 Form 10-KSB)

10.4(c)*

Second Amendment to Employment Agreement effective October 1, 1997

(incorporated to reference to Exhibit 10.4(c) to the 1998 Form 10-KSB).

10.4(d)*

Third Amendment to Employment Agreement effective February 25, 1998

(incorporated by reference to Exhibit 10.4(d) to the 1998 Form 10-KSB).

10.5(a)*

Exclusive License and Royalty Agreement between Oxboro Outdoors, Inc. and Larry Rasmusson dated April 17, 1993 the (“Exclusive License and Royalty Agreement”) (incorporated by reference to Exhibit 10.5(a) to the 1998 Form 10-KSB).

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

10.6(a)*

Consulting Agreement effective November 1, 1995, by and between the Company and

Larry A. Rasmusson (the “Consulting Agreement”) (incorporated by reference to Exhibit 10.6(a) to the 1998 Form 10-KSB).

10.6(b)*

First Amendment to the Consulting Agreement effective October 1, 1998 (incorporated by reference to Exhibit 10.6(b) to the 1998 Form 10-KSB).

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

10.7(c)*

Secured Promissory Note in the amount of $30,546 to Company for Larry A.

Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(c)

to the 1998 Form 10-KSB).

10.7(d)*

Instruments Security Agreement between Company and Larry A. Rasmusson dated

January 15, 1998 (incorporated by reference to Exhibit 10.7(d) to the 1998 Form 10-KSB).

10.7(e)*

First Amendment to August 17, 1995 Stock Option Agreement by and between the

Company and Larry A. Rasmusson, effective September 1, 1998 (incorporated by reference to Exhibit 10.7(e) to the 1998 Form 10-KSB).

10.8(a)*

Current Stock Option Agreement effective October 1, 1997, by and between the

Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.8(a) to the 1998 Form 10-KSB).

10.8(b)*

Deferred Stock Option Agreement effective October 1, 1997, by and between the

Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.8(b) to the 1998 Form 10-KSB).

10.8(c)*

Stock Option Exercise and Loan Agreement for the purchase of 200,000 shares of common stock of the Company, between the Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(c) to the 1998 Form 10-KSB.

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

10.9*

Mutual Release and Noncompetition Agreement by and between Larry A. Rasmusson and the Company effective September 1, 1998 (incorporated by reference to Exhibit 10.9 to the Form 10-KSB).

10.10*

Product Development and Incentive Agreement effective November 8, 1995, by and between the Company and Harley Haase (incorporated by reference to Exhibit 10.10 to the 1998 Form 10-KSB).

10.11*

Royalty Sharing Agreement effective November 21, 1995, by and between the Company, Oxboro Outdoors Inc., Larry A, Rasmusson and Harley Haase (incorporated by reference to Exhibit 10.11 to the 1998 Form 10-KSB).

10.12*

Settlement Agreement and Mutual Release of Claims by and between Harley Haase and the Company dated June 13, 1997 (incorporated by reference to Exhibit 10.12 to the 1998 Form 10-KSB).

10.13*

Non-qualified Stock Option Agreement between Gary W. Copperud and the Company effective as of April 20, 1999  (incorporated by reference to Exhibit 10.22 to the 1999

Form 10-KSB).

10.14*

Non-qualified Stock Option Agreement between Kenneth W. Brimmer and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.23 to the 1999

Form 10-KSB).

10.15*

Non-qualified Stock Option Agreement between John E. Sayer and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.23 to the 1999 Form 10-KSB).

10.16*

Agreement dated October 31, 2000 between the Company and J. David Berkley (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2000 (the “2000 10-KSB”)

10.17

Asset Purchase Agreement dated as of April 24, 2001 between Johnson & Johnson Medical Division of Ethicon, Inc., as Seller and Oxboro Medical, Inc. as Buyer (incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 8-K filed May 9, 2001.

10.18

Amendment No. 1 to Asset Purchase Agreement dated as of April 26, 2001 between

Johnson & Johnson Medical Division of Ethicon, Inc., Oxboro Acquisition, Inc., and

Oxboro Medical, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Report on Form 8-K filed July 9, 2001).

10.19

Asset Purchase Agreement dated as of October 4, 2001 by and between the Company and

Surgidyne, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on

Form 10-QSB for the quarter ended December 31, 2001).

10.20

Amendment No. 1 dated as of November 29, 2001 to Asset Purchase Agreement dated

October 4, 2001 by and between the Company and Surgidyne, Inc. (incorporated by reference to

Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended

December 31, 2001).

10.21

Amendment No. 2 dated as of January 15, 2001 to Asset Purchase Agreement dated

October 4, 2001 by and between the Company and Surgidyne, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended

December 31, 2001).

10.22

Asset Purchase Agreement dated as of January 18, 2002 by and between the Company and Bellingham Medical, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s

Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001).

10.23

Promissory Note dated May 31, 2002 issued in the amount of $675,000 by Crown Bank.

10.24

Mortgage Note dated December 15, 2000 issued in the amount of $975,000 by StanCorp

Mortgage Investors, LLC.

10.25

Revolving Credit Agreement dated May 25, 2001 issued in the amount of $1,500,000 by Crown Bank.

21

List of Subsidiaries

23.1

Consent of Virchow, Krause, & Company, LLP.

99.1

Certificate pursuant to 18 U.S.C. §1350

* Management contact, compensatory plan or arrangement required to be filed as an exhibit to this Form

10-KSB.

(b)

Reports on Form 8-K

None

ITEM 14.  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

The Company’s President, J. David Berkley, and Chief Financial Officer, Mark Buckrey, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures as currently implemented are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)

Changes in Internal Controls.

During the fourth quarter of the fiscal year ended September 30 2002, and the preparation of its audited financial statements for inclusion in this Annual Report on Form 10-KSB, management conducted a thorough review of the Company’s internal controls.  As a result of the review, management instituted changes in the design and operation of several areas of the Company's internal controls and the process of these controls.  After the implementation of these new procedures and the internal review process, management again reviewed the Company's internal controls for the purposes of making the disclosures required by this Item and the certifications required to be made in connection with this Form 10-KSB.  Members of management believe that, as of the date of their most recent evaluation, there were no significant deficiencies in the design or operation of internal controls, and that subsequent to the date of their evaluation, there have been no significant changes affecting internal controls.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on December 30, 2002.

STERION INCORPORATED

By:   /s/ J. David Berkley

J. David Berkley

President

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints J. David Berkley and Kenneth W. Brimmer as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and re-substitution, for him or hew and in his or her name, place and stead in any and all capacities to sign any of all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 30, 2002.

/s/    Kenneth W. Brimmer

Director

Kenneth W. Brimmer

/s/   Gary Copperud

Director

Gary Copperud

/s/   Gervaise Wilhelm

Director

Gervaise Wilhelm

/s/   Allan D. Anderson

Director

Allan D. Anderson

I, J. David Berkley, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Sterion Incorporated;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 30, 2002

/s/J. David Berkley

J. David Berkley

President

I, Mark Buckrey, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Sterion Incorporated;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 30, 2002

/s/Mark Buckrey

Mark Burkrey

Chief Financial Officer

TABLE OF CONTENTS

Page Number
Independent Auditors' Report	F-1
Consolidated Financial Statements
Balance Sheets	F-2
Statements of Operations and Comprehensive Income	F-3
Statements of Stockholders' Equity	F-4
Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 to F-18

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors

Sterion Incorporated and subsidiaries

Ham Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Sterion Incorporated and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterion Incorporated and subsidiaries as of September 30, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

    /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota

December 4, 2002

CONSOLIDATED BALANCE SHEETS

September 30, 2002 and 2001

ASSETS

	2002	2001
CURRENT ASSETS
Cash and cash equivalents	$ 591,263	$ 2,328,063
Warrant proceeds due from trustee	-	58,008
Accounts receivable, net	1,395,262	1,315,070
Inventories, net	3,147,076	1,824,353
Available-for-sale securities	-	612,724
Deferred income taxes	204,000	189,000
Other current assets	180,783	117,427
Total Current Assets	5,518,384	6,444,645
PROPERTY AND EQUIPMENT, NET	2,212,602	1,764,396
OTHER ASSETS
Intangible assets, net	1,039,466	1,185,946
Goodwill	331,802	-
Cash surrender value of officer's life insurance, net of loans	20,064	32,084
Total Other Assets	1,391,332	1,218,030
TOTAL ASSETS	$9,122,318	$9,427,071

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit, bank	$ 300,000	$ -
Current portion of long-term debt	345,281	323,951
Current portion of capital lease obligation	5,365	21,747
Accounts payable	728,230	416,942
Accrued payroll and related taxes	238,412	185,307
Accrued income taxes	27,753	28,250
Other accrued expenses	162,515	129,566
Total Current Liabilities	1,807,556	1,105,763
LONG-TERM LIABILITIES
Long-term debt, net of current portion	1,341,389	2,056,888
Capital lease obligation, net of current portion	4,681	-
Deferred income taxes	65,000	27,000
Total Liabilities	3,218,626	3,189,651
STOCKHOLDERS' EQUITY
Capital stock, $.01 par value 20,000,000 common shares	17,295	17,769
authorized, 5,000,000 undesignated shares authorized, 1,791,237 and 1,783,185 common shares issued and 1,729,537 and 1,776,885 outstanding
Additional paid-in capital	3,109,059	3,350,281
Retained earnings	2,893,447	2,812,716
Deferred compensation	(116,109)	-
Accumulated other comprehensive income	-	56,654
Total Stockholders' Equity	5,903,692	6,237,420
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 9,122,318	$ 9,427,071

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended September 30, 2002 and 2001

	2002	2001
SALES, NET	$9,574,660	$ 6,547,824
COST OF GOODS SOLD	4,673,760	2,751,160
Gross Profit	4,900,900	3,796,664
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,709,205	3,238,746
Income from Operations	191,695	557,918
OTHER INCOME (EXPENSE)
Interest expense	(135,423)	(114,897)
Investment income	18,213	72,725
Gain on sale of available-for-sale securities	52,925	689,815
Loss on disposal of property and equipment	-	(59,616)
Other income	4,321	10,596
Net Other Income (Expense)	(59,964)	598,623
Income Before Income Taxes	131,731	1,156,541
PROVISION FOR (BENEFIT FROM) INCOME TAXES	51,000	(160,450)
NET INCOME	80,731	1,316,991
OTHER COMPREHENSIVE INCOME (LOSS), NET OF PROVISION FOR (BENEFIT FROM) INCOME TAXES OF $(27,000) AND $27,000	(56,654)	32,789
COMPREHENSIVE INCOME	$ 24,077	$ 1,349,780
NET EARNINGS PER SHARE
Basic	$0.05	$0.74
Diluted	$0.04	$0.69
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	1,754,572	1,769,074
Diluted	2,055,306	1,915,579

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended September 30, 2002 and 2001

____________________________________________________________________________________

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity
BALANCES, September 30, 2000	1,755,495	$17,555	$3,309,069	$1,495,725	$ -	$23,865	$4,846,214

Exercise of warrants (net of expenses of $9,899)	27,690	277	85,571	-	-	-	85,848

Net income	-	-	-	1,316,991	-	-	1,316,991

Repurchase of common shares	(6,300)	(63)	(44,359)	-	-	-	(44,422)

Unrealized gain on available-for-sale securities, net of income taxes of $27,000	-	-	-	-	-	32,789	32,789

BALANCES, September 30, 2001	1,776,885	17,769	3,350,281	2,812,716	-	56,654	6,237,420

Exercise of warrants	8,052	80	32,128	-	-	-	32,208
Net income	-	-	-	80,731	-	-	80,731

Repurchase of common shares	(55,400)	(554)	(397,732)	-	-	-	(398,286)

Deferred consulting expense related to stock options issued to non-employees	-	-	124,382	-	(116,109)	-	8,273

Reclassification adjustment for sales of available-for-sale securities. Net of tax benefit of $27,000	-	-	-	-	-	(56,654)	(56,654)

BALANCES, September 30, 2002	1,729,537	$17,295	$3,109,059	$2,893,447	$(116,109)	$ -	$5,903,692

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$80,731	$1,316,991
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization	565,439	276,470
Gain on sale of available-for-sale securities	(52,925)	(689,815)
Loss on disposal of property and equipment	-	59,616
Deferred income taxes	50,000	(189,000)
Compensation related to stock options issued	6,805	-
Compensation related to stock options issued below fair market value	1,468	-
Changes in operating assets and liabilities:
Accounts receivable, net	(38,299)	(606,137)
Inventories, net	(1,166,036)	(174,769)
Other current assets	(63,356)	(105,158)
Other assets	-	(47,466)
Accounts payable	241,905	268,461
Accrued payroll and related taxes	53,105	16,947
Accrued income taxes	(497)	28,250
Other accrued expenses	32,949	17,090
Net Cash Flows from Operating Activities	(288,711)	171,480
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Surgidyne, Inc.	(200,000)	-
Acquisition of Bellingham Medical, Inc.	(350,000)	-
Purchases of property and equipment	(717,798)	(132,061)
Purchases of patents	(47,736)	-
Proceeds from sale of available-for-sale securities	581,996	1,765,997
Purchases of available-for-sale securities	-	(254,117)
Purchase of certain assets of the Johnson & Johnson Medical Division of Ethicon, Inc.	-	(2,870,110)
Proceeds from loans on cash surrender value of life insurance	12,020	151,000
Net Cash Flows from Investing Activities	(721,518)	(1,339,291)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in line of credit, bank	300,000	-
Proceeds from long-term debt	-	2,475,000
Payments on long-term debt	(715,916)	(502,848)
Payments on capital lease obligation	(2,585)	-
Proceeds from exercise of stock warrants, net	90,216	1,107,036
Repurchase of common shares	(398,286)	(44,422)
Net Cash Flows from Financing Activities	(726,571)	3,034,766
Net Change in Cash and Cash Equivalents	(1,736,800)	1,866,955
CASH AND CASH EQUIVALENTS - Beginning of Year	2,328,063	461,108
CASH AND CASH EQUIVALENTS - END OF YEAR	$591,263	$2,328,063

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Sterion Incorporated and subsidiaries (the Company) develops, assembles and markets disposable medical products for use in general and cardiovascular surgery and develops, manufactures and markets sterilization containers and filters for use by hospitals, clinics and surgery centers.   The Company sells its products to customers located throughout the world. On January 15, 2002 the Company changed its name from Oxboro Medical, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterion Incorporated and its subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.) and Sterion, Inc. (acquired May 24, 2001).   Effective May 17, 2002, Sterion, Inc. was merged with and into Sterion Incorporated.  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company includes as cash and cash equivalents highly liquid, short-term investments with a maturity of three months or less when purchased, which are readily convertible into known amounts of cash.  The Company maintains its cash in high quality financial institutions.  The balances, at times, may exceed federally insured limits.

Accounts Receivable

Accounts receivable are shown net of an allowance for doubtful accounts of $52,500 and $41,000 at September 30, 2002 and 2001, respectively.  The Company believes all accounts receivable in excess of the allowance are fully collectible.  If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made.  The Company extends unsecured credit to customers in the normal course of business.

Inventories

Inventories consist of medical supplies, sterilization containers and filters and are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws.  These temporary differences include depreciation, related party accruals, allowance for doubtful accounts, inventory valuation adjustments and net operating losses.  Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.

Depreciation

Property and equipment are recorded at cost.  Depreciation is provided for using the straight-line method over estimated useful lives ranging from five to 30 years.  Improvements are capitalized while maintenance, repairs and minor renewals are expensed when incurred.

Intangible Assets

Intangible assets consist primarily of costs related to patents acquired with the purchase of the assets of Sterion, Inc., and are being amortized using the straight-line method over their estimated useful lives of 30 to 166 months (weighted average life of 7.33 years).  Accumulated amortization related to these assets was $280,860 and $82,590 at September 30, 2002 and 2001, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset.  To date, there have been no impairment losses.

Available-For-Sale Securities

Investments held by the Company were classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Investments classified as available-for-sale securities were carried at quoted market prices of the underlying security with any unrealized holding gains and losses, net of any related tax effect, presented as accumulated other comprehensive income within stockholders' equity.  There were unrealized gains of $(56,654) and $32,789 for the years ended September 30, 2002 and 2001, respectively, net of provision for (benefit from) income taxes of $(27,000) and $27,000 for the years ended September 30, 2002 and 2001, respectively and net of reclassification adjustment for gains included in net income of $(56,654) and $23,865 for the years ended September 30, 2002 and 2001, respectively.  Realized gains are determined on the specific identification method and are reflected in net income, and were $52,925 and $689,815 for the years ended September 30, 2002 and 2001, respectively.

Revenue Recognition and Shipping and Handling Costs

The Company records sales revenue at the time merchandise is shipped. The Company ensures that the transaction complies with the seven conditions and the six considerations contained in Accounting and Auditing Enforcement Release No. 108 of the Securities and Exchange Commission (SEC).

The SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition."  SAB No. 101, as amended, sets forth the SEC staff's position regarding the point at which it is appropriate for a registrant to recognize revenue.  The SEC staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.  The Company uses the above criteria to determine whether revenue can be recognized.  The Company adopted SAB No. 101 during the year ended September 30, 2001 and the effect of adoption was not material to the consolidated financial statements.

Effective January 1, 2001, the Company began recording amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs."

Research and Development

The Company expenses all costs related to product research and development as incurred.  Research and development expense was $16,094 and $14,257 for the years ended September 30, 2002 and 2001, respectively.

Advertising

Advertising costs are charged to operations when incurred.  Advertising expense was $144,530 and $68,613 for the years ended September 30, 2002 and 2001, respectively.

Stock-Based Compensation

In accordance with APB Opinion No. 25, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock.  The Company's policy is to grant stock options at fair value at the date of grant.  Required pro forma disclosures of compensation expense determined under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," are presented in Note 9.

Net Earnings per Share

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding for the reporting period.  The Company's diluted net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.  Options totaling 30,000 and 60,400 were excluded from the computation of diluted earnings per share for the years ended September 30, 2002 and 2001 as their effect was antidilutive.  Following is a reconciliation of basic and diluted net earnings per share:

	Fiscal 2002	Fiscal 2001
Net earnings per share - basic:
Net income	$80,731	$ 1,316,991
Weighted average shares outstanding	1,754,572	1,769,074
Net earnings per share - basic	$ 0.05	$ 0.74

Net earnings per share - diluted:
Net income	$ 80,731	$ 1,316,991
Weighted average shares outstanding	1,754,572	1,769,074
Effect of diluted securities	300,734	146,505
Weighted average shares outstanding	2,055,306	1,915,579
Net earnings per share - diluted	$ 0.04	$ 0.69

Comprehensive Income

SFAS No. 130 "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of the Company's net income and net unrealized gains on available-for-sale securities and is presented in the consolidated statements of operations and comprehensive income.  SFAS No. 130 only requires additional disclosures in the consolidated financial statements.  It does not affect the Company's consolidated financial position or results of operations.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Reporting

The Company sells medical supplies worldwide within the medical industry, providing similar products to similar customers.  Management believes that the Company meets the criteria for aggregating its operating segments into a single reporting segment.

Financial Instruments

The carrying amounts for all financial instruments approximates fair value.  The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.  The fair value of long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements.  These reclassifications had no effect on consolidated net income or stockholders' equity.

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  The Company believes the adoption of SFAS No. 145, which is effective for years beginning after May 15, 2002, will not have a material effect on the Company's consolidated financial position or results of operations.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan.  In addition, SFAS No. 146 states the liability should be initially measured at fair value.  The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial position or results of operations.

In October 2002, FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions."  SFAS No. 147 is effective October 1, 2002.  The Company believes the adoption of SFAS No. 147 will not have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2 - Acquisitions

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

The unaudited pro forma results of operation for the year ended September 30, 2001 have not been presented as the results of operations of the acquired business will be different going forward due to changes in the acquired business and the omission of various operating expenses.  The allocation of the purchase price of Sterion (including transaction costs of $53,000) was allocated as follows:

Property and equipment	$ 753,285
Inventories, net	888,289
Intangible assets	1,228,536
Total	$ 2,870,110

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

SFAS No. 141 "Business Combinations" requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  The acquisition of assets and assumed liabilities of Surgidyne and Bellingham were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date.  The following table is a condensed balance sheet summarizing the amounts assigned to the assets acquired and liabilities assumed at the respective dates of acquisition:

	Surgidyne	Bellingham

Accounts receivable	$ 41,893	$ -
Inventories	100,892	55,795
Property and equipment	20,000	65,000
Intangible assets	4,000	-
Goodwill	90,403	241,399
Liabilities assumed	(57,188)	(12,194)
Net purchase price	$ 200,000	$ 350,000

SFAS No. 141, "Business Combinations," includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 "Goodwill and Other Intangible Assets" indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.  The Company performed the required goodwill impairment test and determined an impairment charge was not required at September 30, 2002.  The estimated fair value of the reporting unit was estimated using the expected present value of future cash flows.   Components of intangible assets are as follows:

	September 30, 2002		September 30, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Patents and trademarks	$1,317,188	$280,807	$1,268,536	$82,590
Intangible assets not subject to amortization
Goodwill	$331,802	$ -	$ -	$ -

The change in the carrying value of goodwill for the year ended September 30, 2002 is as follows:

Balance of goodwill at September 30, 2001	$ -
Goodwill recorded on acquisitions during 2002 (Surgidyne and Bellingham Medical)	331,802
Balance of goodwill at September 30, 2002	$ 331,802

Amortization expense of intangible assets was $198,216 and $82,590 for the years ended September 30, 2002 and 2001, respectively.  Amortization expense is estimated to approximate $198,216, $134,578, $128,590, $126,262, and $100,583 for the years ending September 30, 2003, 2004, 2005, 2006 and 2007, respectively.

Intangible assets will be amortized over the shorter of the estimated life of the patent or 17 years commencing during the year ending September 30, 2003.  The accompanying unaudited pro forma condensed consolidated results of operations for the years ended September 30, 2002 and 2001, give effect to the acquisitions of Surgidyne and Bellingham as if such transactions had occurred on October 1, 2000.

The unaudited pro forma information does not purport to represent what the Company's consolidated results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations for the years ended September 30:

	2002	2001

Sales, net	$ 9,911,330	$ 7,459,918
Income from operations	$ 122,845	$450,342
Net income	2,642	1,173,760
Net income per share:
Basic	$.00	$.66
Diluted	$.00	$.61

NOTE 3 - Inventories

Inventories consisted of the following at September 30:

	2002	2001
Raw materials	$ 1,318,737	$ 830,468
Work in process	653,778	641,977
Finished goods	1,230,464	603,805
Total	3,202,979	2,076,250
Less: valuation reserve	(55,903)	(251,897)
Inventories, net	$ 3,147,076	$ 1,824,353

NOTE 4 - Property and Equipment

Property and equipment consisted of the following at  September 30:

	2002	2001

Land	$ 57,211	$ 57,211
Building	1,001,977	952,520
Containers	452,694	425,148
Furniture and equipment	2,265,450	1,527,927
Total	3,777,332	2,962,806
Less: accumulated depreciation and amortization	(1,564,730)	(1,198,410)
Net	$2,212,602	$1,764,396

Depreciation and amortization expense on property and equipment was $367,223 and $193,880 for the years ended September 30, 2002 and 2001, respectively.

NOTE 5 - Other Accrued Expenses

Other accrued expenses consisted of the following at September 30:

	2002	2001

Accrued royalties	$ 36,986	$ 43,719
Accrued warranty costs	40,000	40,000
Accrued professional fees	26,475	18,000
Other accrued expenses	59,054	27,847
Total	$ 162,515	$ 129,566

NOTE 6 - Line of Credit - Bank

During May 2001, the Company entered into a $675,000 revolving line of credit with Crown Bank.  The line of credit is subject to a defined borrowing base.  Amounts outstanding are due upon demand or if no demand is made, on May 31, 2003 and bear interest at prime (4.75% and 6% at September 30, 2002 and 2001, respectively).  The line is secured by substantially all of the assets of the Company.  At September 30, 2002, the Company was in compliance with all covenants.  Outstanding borrowings were $300,000 and $0 at September 30, 2002 and 2001, respectively.

NOTE 7 - Long-Term Debt

Long-term debt consisted of the following at September 30:

	2002	2001
Mortgage note payable - StanCorp Mortgage Investors, LLC - monthly installments of $8,175 including interest at 8.5%, due February 2011, secured by building and land.	$ 947,852	$ 964,595

Note payable - Crown Bank - monthly installments of $29,702 including interest at prime (4.75% at September 30, 2002 and 6% at September 30, 2001), due May 2004, secured by substantially all assets of the Company.	738,818	1,416,244
Totals	1,686,670	2,380,839
Less: Current portion	(345,281)	(323,951)
Long-term portion	$ 1,341,389	$ 2,056,888

Future maturities on long-term debt for the years ending September 30 are as follows:

2003	$ 345,281
2004	431,590
2005	21,579
2006	23,486
2007	25,562
Thereafter	839,172
Total	$ 1,686,670

NOTE 8 - Capital Lease Obligation

During the year ended September 30, 2002, the Company entered into a lease agreement for the use of equipment.  The lease agreement expires on August 2004.  The lease was recorded as a capital lease obligation and bears interest at 5%.  The obligation is secured by the property under lease. Total cost and accumulated amortization of the leased equipment was $12,631 and $902 at September 30, 2002, respectively.

The following is a schedule of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of September 30, 2002:

Future minimum lease payments due at
September 30, 2002	$ 10,534
Less: Amount representing interest	(488)
Present Value of Future Minimum Lease Payments	10,046
Less: Current portion	(5,365)
Capital Lease Obligation, Net of Current Portion	$ 4,681

The Company also leased computer equipment under an agreement that expired in April 2002.  The lease was recorded as a capital lease obligation and bore interest at 7.6%.  The obligation was secured by property under lease.  Total cost and accumulated amortization of the leased equipment was $109,622 and $52,984 at September 30, 2001.

NOTE 9 - Stockholders' Equity

During the year ended September 30, 2001, 27,690 warrants were exercised and proceeds were $85,848, net of expenses of $9,899.  Gross proceeds of $58,008 were held by the trustee at September 30, 2001 and were received by the Company in October 2001.

During the year ended September 30, 2002, 8,052 warrants were exercised and proceeds were $32,208.  During the year ended September 30, 2002, the Company issued 45,000 stock options to non-employees. These options were valued at a range from $1.82 to $3.27 using the Black Scholes pricing method.   Deferred compensation will be expensed over the vesting terms of the option agreements.

Stock Warrants

In connection with an incentive offering effective August 23, 2000 and ending on October 20, 2000, the Company issued warrants to purchase shares of the Company's common stock at $4.00 per share.  The warrants expire on September 29, 2003.  Outstanding warrants totaled 379,374 and 387,426 at September 30, 2002 and 2001, respectively.

Stock Option Plan

The Company has a Stock Option Plan (the Plan), which provides for granting of incentive and nonstatutory stock options to employees and others.  The aggregate of 400,000 shares of the Company's common stock may be granted at exercise prices not less than fair market value at the date of grant (not less than 110% of fair market value for significant stockholders).  The Board of Directors or a committee administers the Plan.  In general, options vest over five years and expire up to ten years from the date of grant.  In addition, the Company has issued options outside the Plan.

Information regarding stock options is summarized below:

		Weighted Average	Range of Option
	Number of Options	Exercise Price	Exercise Price
Options outstanding, September 30, 2000	133,900	$ 4.77	$ 3.50-7.50
Granted	225,000	4.39	3.63-6.50
Cancelled	(112,500)	4.58	3.50-7.50
Exercised	-	-	-
Options outstanding, September 30, 2001	246,400	4.52	3.63-7.50
Granted	139,868	6.82	4.25-9.74
Cancelled	(61,868)	5.52	4.00-7.60
Exercised	-	-	-
Options outstanding, September 30, 2002	324,400	$ 5.32	$ 3.63-9.74
Options exercisable, September 30, 2002	78,000	$ 5.61	$ 3.63-7.95

The weighted average fair value of options granted during the years ended September 30, 2002 and 2001 was $4.46 and $4.39, respectively.  At September 30, 2002, the weighted average remaining contractual life of outstanding options was 7.49 years.

The following table summarizes information about stock options outstanding at September 30, 2002:

	Options outstanding			Options exercisable
		Weighted-average
	Number	remaining	Weighted-average	Number	Weighted-average
Exercise prices	outstanding	contractual life	exercise price	exercisable	exercise price
$3.63-$4.00	132,000	7.24	$ 3.73	26,000	$ 3.65
$4.25-$5.25	30,000	6.27	4.67	13,600	4.93
$5.80-$6.50	100,000	8.13	6.02	16,000	6.19
$7.02-$7.95	52,400	7.26	7.53	22,400	7.90
$9.74	10,000	9.08	9.74	0	0
$3.63-$9.74	324,400	7.49	$ 5.32	78,000	$ 5.61

In determining the compensation costs of the options granted during 2002 and 2001, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized below:

	Fiscal 2002	Fiscal 2001

Risk free interest rate	3-5%	5.0%
Expected life of options granted	5-10 years	5-10 years
Expected volatility range	51.9%	69.3
Expected dividend yield	0%	0%

Had compensation cost for the Company's stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123 "Accounting for Stock-Based Compensation", the Company's net income would have changed to the pro forma amounts indicated below:

	Fiscal 2002	Fiscal 2001
Net income:
As reported	$ 80,731	$ 1,316,991
Pro forma	$ 24,915	$ 1,184,496
Net earnings per share basic:
As reported	$ 0.05	$ 0.74
Pro forma	$ 0.01	$ 0.67
Net earnings per share diluted:
As reported	$ 0.04	$ 0.69
Pro forma	$ 0.01	$ 0.62

The resulting pro forma information may not be representative of that to be expected in future years.

NOTE 10 - Income Taxes

The Company has net operating loss carryforwards of approximately $172,000 which, if not used, will expire in 2019.  The Company also has research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013.  Future changes in the ownership of the Company may place limitations on the use of these carryforwards.  The provision for (benefit from) income taxes consisted of the following components for the years ended September 30:

Current:	2002	2001
Federal	$ 0	$ 0
State	1,000	28,550
Deferred	50,000	(189,000)
	$ 51,000	$ (160,450)

The Company's total deferred tax liabilities and deferred tax assets consisted of the following at September 30:

	2002	2001
Total deferred tax assets	$ 204,000	$ 189,000
Total deferred tax liabilities	(65,000)	(27,000)
	$ 139,000	$ 162,000

Those amounts have been presented in the Company's financial statements as follows at September 30:

	2002	2001
Current deferred tax asset	$ 204,000	$ 189,000
Non-Current deferred tax liability	(65,000)	(27,000)
	$ 139,000	$ 162,000

The Company's deferred tax assets and liabilities are as follows at September 30:

	2002	2001
Deferred tax assets:
Accrued liabilities	$ 34,000	$ 18,000
Allowance for doubtful accounts	18,000	14,000
Inventory valuation adjustments	67,000	51,000
Net operating loss carryforwards	58,000	96,000
Other	27,000	10,000
	$ 204,000	$ 189,000

Deferred tax liabilities:
Available-for-sale securities	$ -	$ (27,000)
Depreciation	(65,000	-
Net Deferred Tax Asset	$ 139,000	$ 162,000

Reconciliation between the statutory rate and the effective tax rate for the years ended September 30 is as follows:

	2002	2001
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.0	2.0
Benefit of surtax exemption	(7.7)	-
Change in valuation allowance	-	(50.3)
Other	0.4	0.7
Effective tax rate	38.7%	(13.6%)

NOTE 11 - Related Party Transactions

In September 1998, the Company entered into a Mutual Release and Noncompetition Agreement ("Release") with a former officer and significant stockholder.  The Release obligation was paid in full as of September 30, 2000.

The Release amended the exclusive license agreement between the Company and the former officer for specified Oxboro Outdoors, Inc. products invented or developed.  Such agreements were transferred to the buyer in conjunction with the sale of Oxboro Outdoors, Inc. in 1999. Oxboro Outdoors, Inc. was a former subsidiary of the Company.

The former officer received royalties on medical product sales under certain royalty agreements.  Royalty expense for the years ended September 30, 2002 and 2001 under these agreements was $48,991 and $46,635, respectively.

NOTE 12 - Retirement Savings Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code.  The Plan covers substantially all full-time employees who have reached the age of 18 and have been employed by the Company for one year or worked 1,000 or more hours during the year.  The Company will match 25% of the first 6% of employee contributions.  Company contributions to the 401(k) plan, which are made at the discretion of management, for the years ended September 30, 2002 and 2001 were $20,350 and $12,623, respectively.

NOTE 13 -  Commitments and Contingencies

Operating Leases

The Company leases a building under a lease expiring in December 2003 at a monthly base rent of $9,000.  The Company also has the option to purchase the building for $950,000 at any time during the lease term.  In addition, the Company leases certain equipment under leases expiring through April 2007.  Monthly base rent is $4,626. Total rent expense was $168,765 and $37,890 for the years ended September 30, 2002 and 2001, respectively.

Future minimum rental payments for the years ending September 30 are as follows:
2003	$ 158,998
2004	53,106
2005	17,884
2006	15,744
2007	8,318
Total	$ 254,050

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 common shares of the Company's stock.   During the years ended September 30, 2002 and 2001, the Company repurchased 55,400 common shares for $398,286 and 6,300 common shares for $44,422, respectively.

Legal Matters

The Company is involved in various legal matters in the ordinary course of its business.  Although the outcome of any such legal matters cannot be predicted, management believes that there is no pending legal matter against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

Sterion Royalty Agreement

During the year ended September 30, 2001, the Company entered into a royalty agreement related to the Sterion acquisition.  The agreement requires payments of 5% of worldwide net sales and rental revenues through February 2007.  Royalty expense under this agreement was $167,357 and $60,431 for the years ended September 30, 2002 and 2001, respectively.

Royalty Agreement

The Company had a royalty agreement with an unrelated party.  The agreement required monthly payments based on 4% of the net sales price of specific products developed by the individual and sold by the Company for the life of the product.  Royalty expense under this agreement was $38,413 and $46,635 for the years ended September 30, 2002 and 2001, respectively. This agreement was terminated by mutual consent of both parties during the year ended September 30, 2002.

Commission Agreement

During the year ended September 30, 2001, the Company entered into a commission agreement with an unrelated party that requires monthly payments of 5% of the sales price of products sold by the unrelated party.  Commission expense related to the agreement was $324,126 and $127,176 for the years ended September 30, 2002 and 2001, respectively.  This agreement was terminated by mutual consent of both parties during the year ended September 30, 2002.

NOTE 14 - Container Rental

The Company has arrangements with certain customers, which provide the Company with monthly usage fees for the use of the Company’s sterilization containers.  These agreements run from year to year.  Future amounts due to the Company under these agreements approximate $252,000 for fiscal year 2003.

The containers are depreciated over their useful lives of five years.  Depreciation expense was $88,235 and $35,429 for the years ended September 30, 2002 and 2001, respectively.  The cost and accumulated depreciation of $452,694 and $123,664 are included in property and equipment on the consolidated balance sheet at September 30, 2002, respectively, and cost and accumulated depreciation of $425,148 and $35,429 at September 30, 2001, respectively.

NOTE 15 - Supplemental Disclosure of Cash Flow Information

	2002	2001
Supplemental disclosure of cash paid for
Interest	$ 124,484	$ 114,897
Cash paid (received) for income taxes	(12,250)	-
Noncash investing and financing activities
Shares issued related to exercise of warrants due from trustee	$ -	$ 58,008
Accrued warranty costs assumed in connection with the Sterion acquisition	$ -	$ 40,000
Property acquired through capital lease obligation	$ 12,631	$ -
Deferred consulting services related to stock options issued to non-employees	$ 124,382	$ -

NOTE 16 - International Operations

Included in the consolidated balance sheets are international inventories of $44,252 and $74,496 at September 30, 2002 and 2001, respectively.  In addition, the Company had international sales of approximately $1,729,685 and $738,000 for the years ended September 30, 2002 and 2001, respectively.