Form 10KSB/A
period 2002-09-30
STERION INC
filed 2003-01-07
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

--------------------------

Amendment No. 1 on Form 10-KSB/A to

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

State issuer’s revenues for its most recent fiscal year:      $9,574,660

Based upon the closing price of the issuer’s common stock as reported by The Nasdaq SmallCap Stock Market, the aggregate market value of such common stock held by nonaffiliates of the issuer as of December 18, 2002 was approximately $4,437,207.

As of December 18, 2002 the issuer had outstanding 1,667,837 shares of common stock, $.01 par value.

Documents Incorporated by Reference:   None

Explanatory Note:

Sterion Incorporated (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A to Form 10-KSB for the fiscal year ended September 30, 2002 for the purpose of amending Item 13 to file as an exhibit the proper form of the consent of Virchow, Krause, & Company, LLP, the Company’s independent auditors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

23.1

Consent of Virchow, Krause, & Company, LLP

99.1

Certificate pursuant to 18 U.S.C. §1350

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

(b)

Changes in Internal Controls.

As stated in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2002, during the fourth quarter of the fiscal year ended September 30, 2002, and the preparation of its audited consolidated financial statements for inclusion in the Company’s Annual Report on Form 10-KSB, management conducted a thorough review of the Company’s internal controls.  As a result of the review, management instituted changes in the design and operation of several areas of the Company's internal controls and the process of these controls.  After the implementation of these new procedures and the internal review process, management again reviewed the Company's internal controls for the purposes of making the disclosures required by Item 14 of the Company’s Form 10-KSB and the certifications required to be made in connection with the Company’s Form 10-KSB.

The Company’s President, J. David Berkley, and Chief Financial Officer, Mark Buckrey, believe that, as of the date of their most recent evaluation, there were no significant deficiencies in the design or operation of internal controls, and that subsequent to the date of their evaluation, there have been no significant changes affecting internal controls.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto authorized on January 7, 2002.

STERION INCORPORATED

By:   /s/ J. David Berkley

J. David Berkley

President

In accordance with the Exchange Act, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 7, 2002.

/s/ J. David Berkley

President

J. David Berkley

/s/ Mark Buckrey

Chief Financial Officer

Mark Buckrey

/s/    Kenneth W. Brimmer*

Director

Kenneth W. Brimmer

/s/   Gary Copperud*

Director

Gary Copperud

/s/   Gervaise Wilhelm*

Director

Gervaise Wilhelm

/s/   Allan D. Anderson*

Director

Allan D. Anderson

*By:  /s/ J. David Berkley

Attorney-In-Fact

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

Date:  January 7, 2002

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

Date:  January 7, 2002

/s/Mark Buckrey

Mark Buckrey

Chief Financial Officer