Form 10QSB
period 2002-12-31
STERION INC
filed 2003-02-18
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

(763) 755-9516
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x]  NO [  ]

At February 14, 2003, 1,729,537 shares of the issuer’s Common Stock were outstanding.

STERION INCORPORATED
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION:

Item 1.   Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets at December 31, 2002 (unaudited) and September 30,

  2002 (audited)

              Consolidated Statements of Operations  and Comprehensive Income (loss) for the

  Three Months  Ended December 31, 2002 and 2001 (unaudited)

              Consolidated Statements of Cash Flows for the Three Months Ended December 31,

  2002 and 2001 (unaudited)

              Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management’s Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II - OTHER INFORMATION:

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2002
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$ 534,063	$ 591,263
Accounts receivable, net	1,333,735	1,395,262
Inventories, net	3,301,174	3,147,076
Deferred income taxes	227,000	204,000
Other current assets	302,427	180,783
Total current assets	5,698,399	5,518,384

Property and equipment, net	2,168,611	2,212,602

Other assets:
Goodwill	331,802	331,802
Intangible assets, net	1,006,833	1,039,466
Cash surrender value of officer’s insurance,
net of loans	23,513	20,064
Total other assets	1,362,148	1,391,332

Total assets	$9,229,158	$9,122,318

LIABILITIES AND OWNERS EQUITY
Current Liabilities
Line of credit, bank	$ 600,000	$ 300,000
Current portion of long-term debt	349,519	345,281
Current portion of capital lease obligation	5,365	5,365
Accounts payable	525,834	728,230
Accrued payroll and related taxes	392,325	238,412
Accrued income taxes	27,753	27,753
Other accrued expenses	133,465	162,515
Total current liabilities	2,034,261	1,807,556

Long-term debt, net of current portion	1,252,956	1,341,389
Capital lease obligation, net of current portion	4,681	4,681
Deferred income taxes	65,000	65,000
Total liabilities	3,356,898	3,218,626

Stockholders’ equity
Common stock, $0.01 par value	17,295	17,295
Additional paid-in capital	3,109,059	3,109,059
Deferred compensation	(104,473)	(116,109)
Retained earnings	2,850,379	2,893,447
Total stockholders’ equity	5,872,260	5,903,692

Total liabilities and stockholders’ equity	$ 9,229,158	$ 9,122,318

See accompanying notes to consolidated financial statements

.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended December 31,
	2002	2001

Sales, net	$ 2,228,737	$ 2,232,238

Cost of goods sold	1,102,231	996,956
Gross profit	1,126,506	1,235,282

Selling, general and administrative expenses	1,157,909	1,060,135
Income (loss) from operations	(31,403)	175,147

Other income (expense)
Interest expense	(34,756)	(37,554)
Investment income	91	11,576
Gain on sale of available-for-sale securities	0	52,926
Total other income (expense)	(34,665)	26,948

Income before income taxes	(66,068)	202,095

Provision for (benefit from)income taxes	(23,000)	71,000
Net income (loss)	(43,068)	131,095

Other comprehensive loss	0	(56,654)

Comprehensive income (loss)	$ (43,068)	$ 74,441

Net income (loss) per share:
Basic	$(0.02)	$0.07
Diluted	(0.02)	0.06

Weighted average common and common equivalent shares outstanding:
Basic	1,729,537	1,767,503
Diluted	1,729,537	2,125,573

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended December 31,
	2002	2001

Cash flows from operation activities:
Net income (loss)	$ (43,068)	$ 131,095
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	155,038	124,349
Provision for deferred taxes	23,000	70,635
Gain on sale of available-for-sale securities	0	(52,926)
Compensation related to non-employee stock options	11,636	0
Changes in operating assets and liabilities:
Accounts receivables, net	61,527	(61,304)
Inventories, net	(154,098)	(461,181)
Income taxes receivable	0	(11,747)
Other current assets	(121,646)	(56,156)
Other Assets	0	(40,529)
Accounts payable	(202,395)	(33,965)
Accrued payroll and related taxes	153,914	46,982
Accrued income taxes	0	(20,000)
Other accrued expenses	(29,050)	20,447
Cash flows from operating activities	(191,142)	(344,300)

Cash flows from investing activities:
Purchases of property and equipment	(61,493)	(234,146)
Purchase of intangibles	(16,921)	0
Proceeds from sale of available-for-sale securities	0	581,995
Prepaid interest & cash value of life insurance	(3,449)	0
Cash flows from investing activities	(81,863)	347,849

Cash flows from financing activities:
Net increase in line of credit, bank	300,000	0
Payments on long-term debt	(84,195)	(481,221)
Proceeds from rights and warrants exercised and stock
options exercised	0	90,136
Cash flows from financing activities	215,805	(391,085)
Decrease in cash and cash equivalents	(57,200)	(387,536)

Cash and cash equivalents, beginning of period	591,263	2,328,063

Cash and cash equivalents, end of period	$ 534,063	$1,940,527

Supplemental cash flow information:
Cash paid for interest	$ 34,756	$ 37,554

Cash paid for income taxes	$ 0	$ 20,000

See accompanying notes to consolidated financial statements

STERION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

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

  Accounts Receivable – Accounts receivable are shown net of an allowance for doubtful accounts of $66,000 and $52,500 at December 31, 2002 and September 30, 2002, respectively.

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

Research and development - The Company expenses all costs related to product research and development as incurred.  Research and development expense was $16,205 and $16,876 for the three months ended December 31, 2002 and 2001, respectively.

Note 3 - Inventories

	December 31, 2002	September 30, 2002

Inventories consist of:
Raw materials	$1,367,410	$1,318,737
Work in process	873,482	653,778
Finished Goods	1,142,851	1,230,464
Total	3,383,743	3,202,979
Less: valuation reserve	(82,569)	(55,903)
Inventories, net	$3,301,174	$3,147,076

Note 4 - Net Income (loss) Per Share

The Company’s basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended December 31, 2002 and 2001, 0 and 358,070 shares of common stock equivalents were included in the computation of diluted net income (loss) per share.

All options and warrants were anti-dilutive for the three months ended December 31, 2002. All options were dilutive for the three months ended December 31, 2001.

Note 5 - Income Taxes

The Company recorded a provision for (benefit from) income taxes of $ (23,000) and $71,000 for the three months ended December 31, 2002 and 2001, respectively.

Note 6 - Deferred Income Taxes

The Company’s deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, inventory valuation adjustments and accrued liabilities.

The Company’s deferred tax asset as of December 31, 2002 and September 30, 2002 was $227,000 and $204,000, respectively. The deferred tax liability as of December 31, 2002 and September 30, 2002 was $65,000.

Note 7 - Intangible Assets

Intangible assets consist primarily of patent costs acquired with the purchase of the assets by Sterion, Inc., and are being amortized using the straight-line method over their estimated useful lives of 30 to 166 months (weighted average life of 7.33 years). The amortization expense related to those assets was $49,554 and $66,072 for the three months ended December 31, 2002 and 2001. The estimated amortization expense for the intangible assets for years ending September 30, 2003, 2004, 2005, 2006 and 2007 is $230,488, $172,636, $142,972, $115,192 and $100,583 respectively.

 Note 8 - Long-term Debt

During May 2001, the Company entered into a $675,000 revolving line of credit with Crown Bank. The line of credit is subject to a defined borrowing base. Amounts outstanding are due upon demand or if no demand is made, on May 31, 2003 and bear interest at prime (4.25% at December 31, 2002). The line is secured by substantially all of the assets of the Company. Outstanding borrowings were $600,000 and $300,000 as of December 31, 2002 and September 30, 2002, respectively.

Note 9 - Commitments and Contingencies

Stock repurchase program - On September 14, 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 shares of its common stock. Through December 31, 2002, the Company repurchased 61,700 common shares for an aggregate price of $442,708, excluding commissions or other expenses associated with the repurchase.

Note 10 - Acquisitions

On January 22, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Surgidyne, Inc. (“Surgidyne”). The total purchase price for the assets acquired and liabilities assumed from Surgidyne was $200,000. On February 10, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Bellingham Medical, Inc. (“Bellingham”).  The total purchase price for the assets acquired and liabilities assumed from Bellingham was $350,000.

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

	Surgidyne	Bellingham
Accounts receivable	$ 41,893	$ 0
Inventories	100,892	55,795
Property and equipment	20,000	65,000
Intangibles	4,000	0
Goodwill	90,403	241,399
Liabilities assumed	(57,188)	(12,194)
Net purchase price	$ 200,000	$ 350,000

SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 "Goodwill and Other Intangible Assets" indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.  The Company performed the required goodwill impairment test and determined an impairment charge was not required at December 31, 2002.  The estimated fair value of the reporting unit was estimated using the expected present value of future cash flows.   Components of intangible assets are as follows:

	December 31, 2002		September 30, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Patents and trademarks	$1,292,249	$ 330,361	$1,317,188	$ 280,807
Intangible assets not subject to amortization
Goodwill	$ 331,802	$ -	$ 331,802	$ -

The following unaudited pro forma condensed results of operations for the three months ended December 31, 2002 and 2001, give effect to the acquisitions of Surgidyne and Bellingham as if such transactions had occurred on October 1, 2001.

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations:

	For the Three Months Ended December 31,
	2002	2001

Sales, net	$2,228,737	$2,452,069

Income (loss) from operations	(31,403)	103,152

Net income (loss)	(66,068)	49,861

Net income (loss) per share:
Basic	$(.04)	$.03
Diluted	$(.04)	$.02

NOTE 11 – Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s consolidated financial position or results of operations.

In February 2003, the FASB issued SFAS No. 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes that adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Sterion Incorporated (“Sterion” or “the Company”), formerly known as Oxboro Medical, Inc. develops, manufactures, and markets medical and surgical devices. Principal medical products produced and sold under the Sterion brand name include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties, identification sheet and roll tape, and various holders and organizers for instruments used in the operating room. Sterion also manufactures several lines of sterile containers under the Sterion® name. The Sterion® product line was acquired from Johnson & Johnson Medical division of Ethicon, Inc. in May 2001 through the Company’s wholly-owned subsidiary called Sterion, Inc. Effective May 17, 2002, this wholly-owned subsidiary Sterion, Inc. was merged with and into Sterion Incorporated. On January 22, 2002, Sterion completed the purchase of a line of surgical drainage and fluid containment systems from Surgidyne, Inc.  On February 10, 2002, Sterion completed the purchase of a line of wound closure strips and related products from Bellingham Medical, Inc.

Net sales for the three-month period ended December 31, 2002 were $2,228,737 as compared to $2,232,238 for the corresponding period in fiscal 2002.  Net sales for the Sterion brand name products were $1,287,952 for the first quarter of fiscal year 2003 as compared to $1,311,812 for the same period in fiscal year 2002.  Net sales for the same period, ending December 31, 2002 and 2001, were $753,954 and $920,426 for the Sterion Container products.  Net sales for the three-month period ended December 31, 2002, for the Surgidyne and Bellingham product lines, were $88,168 and $98,663 respectively.

Continued competition and pricing pressure have constrained revenue growth in the Company’s original product lines.   However the products that the Company acquired last year, in specific, the wound closure strip business, are expected to expand significantly and contribute to sales growth in the future.

Gross profit for the three month period ended December 31, 2002 was $1,126,506 as compared to $1,235,282 for the corresponding period in fiscal 2002.  Gross profit as a percent of net sales for the first three months of fiscal 2003 and 2002 was 50.5% and 55.3%, respectively. The decrease in gross profit percentage for the comparative periods resulted from increased labor associated with new product introductions and an increase in depreciation expense related to new fixed asset additions.

Net loss for the first three months of fiscal year 2003 was $43,068 as compared to net income of $131,095 in the same period of fiscal 2002. This decrease in income is related to an increase in selling, general and administrative expenses for the quarter ended December 31, 2002 as compared with 2001. These expenses were associated with the integration of the Company’s acquisitions, and significant new sales and marketing efforts.  Also, the decline in operating income in the first quarter of fiscal 2003 as compared to fiscal 2002 was also affected by a delayed product introduction and a major customer delayed shipment in the Company’s container division.

Liquidity and Capital Resources

The Company has typically financed its operations through internal working capital and a bank line of credit. Financing of its building has been through a long-term mortgage. The Company believes it has adequate capital to meet its cash requirements for the next twelve months from its internal working capital and bank line of credit. As of December 31, 2002, the Company had working capital of $3,664,138 as compared to $3,710,828 at September 30, 2002, and long-term debt of $1,602,475 at December 31, 2002 compared to $1,686,670 at September 30, 2002. As of December 31, 2002, the Company had $534,063 in cash and cash equivalents as compared to $591,263 at September 30, 2002.  The decrease in cash and cash equivalents is a result of an increase in and prepayment of inventories and an asset purchase in anticipation of an expected increase in the Company’s business for the second quarter of fiscal 2003.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2002. The accounting policies used in preparing our interim 2003 consolidated financial statements are the same as those described in our Annual Report.

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

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment, and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue. In addition, goodwill recorded during the year ended September 30, 2002 is not subject to amortization. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment charges need to be recorded as of December 31, 2002.

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company’s consolidated financial position or results of operations.

In February 2003, the FASB issued SFAS No. 149, “Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity,” which is effective at the beginning of the first interim period beginning after March 15, 2003. SFAS No. 149 establishes standards for the Company’s classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes that adoption of SFAS No. 149 will not have a material effect on the Company’s consolidated financial position or results of operations.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company.  When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify such forward-looking statements.  The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2002 Annual Report on Form 10-KSB under the caption “Risks Related to Our Business,” as well as others not now anticipated.  These risks and uncertainties include, without limitation: our ability to successfully integrate newly acquired products and introduce new products, pricing strategies of competitors, the success of competitive products, general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products, changes in management of the Company, maintenance of operating capital and bank financing, the effect of government regulation of our products, continuing relationships with our third party suppliers, and overall economic conditions, including stock market fluctuation, inflation and consumer buying patterns.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures - The Company’s President, J. David Berkley, and Chief Financial Officer, Mark Buckrey, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b) Changes in Internal Controls - There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a)

Exhibits:

99.1   Certification pursuant to 18 U.S.C. §1350

(b)

Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERION INCORPORATED
Date: February 14, 2003	By: ____________________________ J. David Berkley, President (Principal Executive Officer)
Date: February 14, 2003	By: ____________________________ Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, J. David Berkley, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Sterion Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

February 14, 2002

/s/  J. David Berkley

J. David Berkley, President

I, Mark Buckrey, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Sterion Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/  Mark Buckrey

Mark Buckrey, Chief Financial Officer