Form 10QSB
period 2003-03-31
STERION INC
filed 2003-05-15
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(763) 755-9516
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x]  NO [  ]

At May 14, 2003, 1,729,537 shares of the issuer's Common Stock were outstanding.

STERION INCORPORATED
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION:

Item 1.   Consolidated Financial Statements (unaudited)

               Consolidated Balance Sheets at March 31, 2003 (unaudited) and

                    September 30, 2002  (audited)

               Consolidated Statements of Operations and Comprehensive Income (Loss) for

                    the Three Months and Six Months Ended March 31, 2003 and 2002 (unaudited)

               Consolidated Statements of Cash Flows for the Six Months Ended March 31,

                    2003 and 2002 (unaudited)

               Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis or Plan of Operation

Item 3.   Controls and Procedures

PART II—OTHER INFORMATION:

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	September 30, 2002
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 277,509	$ 591,263
Accounts receivables, net	1,599,448	1,395,262
Inventories, net	3,504,485	3,147,076
Deferred income taxes	211,000	204,000
Other current assets	332,943	180,783
Total current assets	5,925,385	5,518,384

Property and equipment, net	2,137,033	2,212,602

Other assets:
Goodwill	356,439	331,802
Intangible assets, net	994,684	1,039,466
Cash surrender value of officer’s life insurance,
net of loans	23,513	20,064
Total other assets	1,374,636	1,391,332

Total assets	$9,437,054	$9,122,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit, bank	$ 600,000	$ 300,000
Current portion of long-term debt	353,880	345,281
Current portion of capital lease obligation	5,365	5,365
Accounts payable	949,417	728,230
Accrued payroll and related taxes	249,312	238,412
Accrued income taxes	27,253	27,753
Other accrued expenses	92,898	162,515
Total current liabilities	2,278,125	1,807,556

Long-term debt, net of current portion	1,161,390	1,341,389
Capital lease obligation, net of current portion	1,546	4,681
Deferred income taxes	65,000	65,000
Total liabilities	3,506,061	3,218,626

Stockholders’ equity:
Common stock, $0.01 par value	17,295	17,295
Additional paid-in capital	3,109,059	3,109,059
Deferred Compensation	(74,877)	(116,109)
Retained Earnings	2,879,516	2,893,447
Total stockholders' equity	5,930,993	5,903,692

Total liabilities and stockholders’ equity	$9,437,054	$9,122,318

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Sales, net	$2,467,885	$2,539,648	$4,696,622	$4,771,886

Cost of goods sold	1,377,717	1,205,483	2,479,948	2,202,439
Gross profit	1,090,168	1,334,165	2,216,674	2,569,447

Selling, general and
administrative expenses	1,010,828	1,149,936	2,168,737	2,210,071
Income (loss) from operations	79,340	184,229	47,937	359,376

Other income (expense)
Interest expense	(34,245)	(32,311)	(69,001)	(69,866)
Other income	42	4,450	133	16,027
Gain on sale of available-for-sale securities	0	0	0	52,926
Total other income (expense)	(34,203)	(27,861)	(68,868)	(913)

Income (loss) before income taxes	45,137	156,368	(20,931)	358,463

Provision for (benefit from) income taxes	16,000	48,475	(7,000)	119,475
Net income (loss)	29,137	107,893	(13,931)	238,988

Other comprehensive loss	0	0	0	(56,654)

Comprehensive income (loss)	$29,137	$107,893	$(13,931)	$182,334

Net income per share:
Basic	$.02	$.06	$(.01)	$0.14
Diluted	.02	.05	(.01)	0.11

Weighted average common and common
equivalent shares outstanding:
Basic	1,729,537	1,764,932	1,729,537	1,766,217
Diluted	1,786,849	2,050,178	1,729,537	2,093,268

See accompanying notes to consolidated financial statements.

                                                STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	March 31,
	2003	2002

Cash flows from operation activities:
Net income (loss)	$ (13,931)	$ 238,988
Adjustments to reconcile net income (loss)
to cash flows from operating activities:
Depreciation and amortization	318,263	254,650
Gain on sale of available securities	0	(52,926)
Provision for (benefit from) deferred taxes	(7,000)	0
Compensation related to non-employee stock options	41,232	2,255
Compensation related to stock options
issued below fair market value	0	1,467
Changes in operating assets and liabilities:
Accounts receivables, net	(204,186)	(331,306)
Inventories, net	(368,778)	(453,532)
Income taxes receivable	0	(11,747)
Other current assets	(152,160)	(283,941)
Accounts payable	221,187	178,460
Accrued payroll and related taxes	10,900	31,206
Accrued income taxes	(500)	102,475
Other accrued expenses	(82,886)	(11,266)
Cash flows from operating activities	(237,859)	(335,217)

Cash flows from investing activities:
Purchases of property and equipment	(143,587)	(430,047)
Purchase of Intangibles	(54,325)	0
Purchase of Surgidyne	0	(200,000)
Purchase of Bellingham	0	(350,000)
Proceeds from sale of available-for-sale securities	0	581,996
Change in other assets	(3,449)	(7,514)
Cash flows from investing activities	(201,361)	(405,565)

Cash flows from financing activities:
Net increase in line of credit, bank	300,000	0
Payments on long-term debt	(174,534)	(576,606)
Proceeds from rights and warrants exercised and stock
options exercised	0	90,136
Repurchase of common shares	0	(67,539)
Cash flows from financing activities	125,466	(554,009)
Decrease in cash and cash equivalents	(313,754)	(1,294,791)

Cash and cash equivalents, beginning of period	591,263	2,328,063

Cash and cash equivalents, end of period	$ 277,509	$ 1,033,272

Non-cash financing activities:
Stock options issued below fair market value	$0	$22,000

Deferred consulting services related to stock options issued
to non-employee	$0	$27,066

See accompanying notes to consolidated financial statements

STERION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

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

Note 2 - Significant Accounting Policies

Stock-Based Compensation - In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock.  The Company’s general policy is to grant stock options at fair value at the date of grant.

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002
Net income (loss):
As reported	$29,137	$107,893	$(13,931)	$182,334
Pro forma	18,450	24,803	(147,645)	967
Basic net income (loss) per common share:
As reported	.03	.06	(.01)	.14
Pro forma	.01	.01	(.09)	.00
Diluted net income (loss) per common share:
As reported	.03	.05	(.01)	.11
Pro forma	.01	.01	(.09)	.00
Stock based compensation:
As reported	0	0	0	0
Pro forma	10,687	83,090	133,714	181,367

In determining the compensation cost of options granted during the three and six months ended March 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Risk-free interest rate	3.25%	4.0%	3.25%	4.0%
Expected life of options granted	N/A	5 years	5 years	5-10 years
Expected volatility	51.9%	51.9%	51.9%	51.9%
Expected dividend yield	0%	0%	0%	0%

Principles of consolidation - The consolidated financial statements include the accounts of Sterion Incorporated and its subsidiaries, Oxboro, Inc. and Sterion, Inc. (beginning effective May 24, 2001). Effective May 17, 2002, Sterion, Inc. was merged with and into Sterion Incorporated. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $80,500 and $52,500 at March 31, 2003 and September 30, 2002, respectively.

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

Research and development - The Company expenses all costs related to product research and development as incurred.  Research and development expense was $6,210 and $28,074 for the three months ended March 31, 2003 and 2002, respectively, and  $22,415 and $44,950 for the six months ended March 31, 2003 and 2002.

Note 3 - Inventories

	March 31,	September 30,
	2003	2002
Inventories consist of:
Raw materials	$1,715,681	$1,318,737
Work in process	550,427	653,778
Finished Goods	1,402,613	1,230,464
Total	3,668,721	3,202,979
Less: valuation reserve	(164,236)	(55,903)
Inventories, net	3,504,485	$3,147,076

Note 4 - Net Income (loss) Per Share

The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of outstanding common shares. The Company's diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended March 31, 2003 and 2002, 142,000 and 312,859 shares of common stock equivalents were included in the computation of diluted net income (loss) per share. For the six months ended March 31, 2003 and 2002, 0 and 340,823 shares of common stock equivalents were included in the computation of diluted net income per share.

Options to purchase 202,400 shares of common stock with a weighted average exercise price of $6.44 were outstanding at March 31, 2003, but were excluded from the computation of common share equivalents for the three months ended because their exercise prices were greater than the average market price of the common shares for the period. All options and warrants for the six months ended March 31, 2003 were anti-dilutive. All options and warrants were dilutive for the three months and six months ended March 31, 2002

Note 5 - Income Taxes

The Company recorded a provision for (benefit from) income taxes of $(7,000) and $119,475 for the six months ended March 31, 2003 and 2002, respectively.

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

The Company’s deferred tax asset as of March 31, 2003 and September 30, 2002 was $211,000 and $204,000, respectively.  The deferred tax liability as of March 31, 2003 and September 30, 2002 was $65,000.

Note 7 - Intangible Assets

Intangible assets consist primarily of patent costs acquired with the purchase of the assets by Sterion, Inc., and are being amortized using the straight-line method over their estimated useful lives of 30 to 166 months (weighted average life of 7.33 years).  The amortization expense related to those assets was $99,107 and $165,180 for the six months ended March 31, 2003 and 2002. The estimated amortization expense for the intangible assets for years ending September 30, 2003, 2004, 2005, 2006 and 2007 is $198,216, $134,578, $128,590, $126,262 and $100,583 respectively.

Note 8 - Long-term Debt

During May 2001, the Company entered into a $675,000 revolving line of credit with Crown Bank. The line of credit is subject to a defined borrowing base. Amounts outstanding are due upon demand or if no demand is made, on May 31, 2003 and bear interest at prime (4.25% at March 31, 2003). The line is secured by substantially all of the assets of the Company. Outstanding borrowings were $600,000 and $300,000 as of March 31, 2003 and September 30, 2002, respectively.  See Note 11 — Subsequent Event regarding the payoff of the outstanding balance on the Crown Bank revolving line of credit on May 7, 2003.

Note 9 - Commitments and Contingencies

Stock repurchase program - On September 14, 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 shares of its common stock. Through March 31, 2003, the Company repurchased 61,700 common shares for an aggregate price of $442,708, excluding commissions or other expenses associated with the repurchase. No shares were repurchased during the six months ended March 31, 2003.

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

	Surgidyne	Bellingham
Accounts receivable	$41,893	$0
Inventories	100,892	44,426
Property and equipment	20,000	65,000
Intangibles	4,000	0
Goodwill	103,671	252,768
Liabilities assumed	(70,456)	(12,194)
Net purchase price	$200,000	$350,000

SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 "Goodwill and Other Intangible Assets" indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.  The Company performed the required goodwill impairment test and determined an impairment charge was not required at March 31, 2003.  The estimated fair value of the reporting unit was estimated using the expected present value of future cash flows.   Components of intangible assets are as follows:

	March 31, 2003		September 30, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to
amortization
Patents and trademarks	$1,323,840	$379,915	$1,317,188	$280,807

Intangible assets not subject to
amortization
Goodwill	$356,439	$0	$331,802	$0

The following unaudited pro forma condensed results of operations for the six months ended March 31, 2003 and 2002, give effect to the acquisitions of Surgidyne and Bellingham as if such transactions had occurred on October 1, 2001.

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations:

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2003	2002	2003	2002

Sales, net	$2,467,885	$2,579,368	$4,696,622	$5,108,556

Income (loss) from operations	$79,340	$184,998	$47,937	$290,526

Net income (loss)	$29,137	$108,662	$(13,931)	$160,899

Net income (loss) per share:
Basic	$.02	$.06	$(.01)	$.09
Diluted	$.02	$.05	$(.01)	$.08

NOTE 11 – Subsequent Event - Steris Sale

On May 7, 2003 the Company sold certain of its assets, and assigned certain of its liabilities, relating to the Company’s sterile container product line to STERIS Corporation for $2,900,000 in cash pursuant to an Asset Purchase Agreement dated May 7, 2003. The purchase price is subject to adjustment within 60 days of the closing for the value of net finished goods inventory.  In connection with the closing of the sale to STERIS Corporation, the Company repaid its outstanding indebtedness to Crown Bank of $1,166,263 as of May 7, 2003, representing $518,763 outstanding as of May 7, 2003 relating to the revolving line of credit and $647,500 outstanding as of May 7, 2003 relating to the promissory note.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Sterion Incorporated (“Sterion” or “the Company”), formerly known as Oxboro Medical, Inc., develops, manufactures, and markets medical and surgical devices. Principal medical products produced and sold under the Sterion brand name include silicone loops, silicone and fabric clamp covers, instrument guards, suture aid booties, identification sheet and roll tape, and various holders and organizers for instruments used in the operating room. Sterion also manufactures several lines of sterile containers under the Sterion® name. The Sterion® product line was acquired from Johnson & Johnson Medical division of Ethicon, Inc. in May 2001 through the Company’s wholly-owned subsidiary called Sterion, Inc. Effective May 17, 2002, this wholly-owned subsidiary Sterion, Inc. was merged with and into Sterion Incorporated. On January 22, 2002, Sterion completed the purchase of a line of surgical drainage and fluid containment systems from Surgidyne, Inc.  On February 10, 2002, Sterion completed the purchase of a line of wound closure strips and related products from Bellingham Medical, Inc., which are now a part of the Company’s private label product line. On May 7, 2003, the Company completed the sale of its sterile container product line to STERIS Corporation and entered into a manufacturing agreement with STERIS pursuant to which the Company will continue to manufacture the sterile container product line at a reduced gross profit percentage.

Net sales for the six-month period ended March 31, 2003 were $4,696,622 as compared to $4,771,886 for the corresponding period in fiscal 2002. For the three-month period ended March 31, 2003 net sales were $2,467,885 as compared to $2,539,648 for the corresponding period in fiscal 2002.  Second quarter sales for the Sterion brand name products were $1,345,767 for fiscal year 2003 as compared to $1,346,202 for the same period in fiscal year 2002.  Net sales for the same period, ending March 31, 2003 and 2002, were $806,415 and $1,076,610 for the Sterion Container products.  Net sales for the three-month period ended March 31, 2003, for the Surgidyne and private label product lines, were $92,807 and $222,896 as compared to $63,908 and $52,858 for the same period in fiscal year 2002.  Sales for the private label product line increased as a result of newly developed products. The Surgidyne and private label product lines were acquired during the second quarter of fiscal year 2002.

Continued competition and pricing pressure have constrained revenue growth in the Company’s original product lines. However, the new wound closure strip products developed by the Company and being sold through the private label product line, having started to ship in the second quarter of fiscal 2003, are expected to expand significantly and contribute to sales growth in the future.

Gross profit for the six month period ended March 31, 2003 was $2,216,674 as compared to $2,569,449 for the corresponding period in fiscal 2002. Gross profit as a percent of net sales for the first six months of fiscal 2003 and 2002 was 47.2% and 53.8%, respectively. For the three-month period ended March 31, 2003, gross profits were $1,090,168 as compared to $1,334,165 for the corresponding period in fiscal 2002. The decrease in gross profit percentage for the comparative periods resulted from increased costs associated with the introduction of the new wound closure strip products and the lower gross profit percentage associated with our private label products.

Net loss for the first six months of fiscal year 2003 was $13,931 as compared to net income of $238,988 in the same period of fiscal 2002. For the three month period ended March 31, 2003, net income was $29,137 as compared to $107,893 for the corresponding period in fiscal 2002. Selling, general and administrative expenses for the six-month period ended March 31, 2003 were $2,168,737 compared to $2,210,071 for the corresponding period in fiscal 2002. This decrease in SG&A helped offset the decrease in net income in comparative years. The decline in operating income, for fiscal 2003, is primarily related to costs associated with new product development and introduction costs associated with a series of new wound closure products.

Liquidity and Capital Resources

The Company has typically financed its operations through internal working capital and a bank line of credit.  Financing of its building has been through a long-term mortgage. As of March 31, 2003, the Company had working capital of $3,647,260 as compared to $3,710,828 at September 30, 2002, and long-term debt of $1,522,181 at March 31, 2003 compared to $1,696,716 at September 30, 2002. As of March 31, 2003, the Company had $277,509 in cash and cash equivalents as compared to $591,263 at September 30, 2002.  The decrease in cash and cash equivalents is a result of an increase in accounts receivables and inventories relating to the Company’s introduction of its wound closure products.

On May 7, 2003 the Company sold certain of its assets, and assigned certain of its liabilities, relating to the Company’s sterile container product line to STERIS Corporation for $2,900,000 in cash pursuant to an Asset Purchase Agreement dated May 7, 2003. The purchase price is subject to adjustment within 60 days of the closing for the value of net finished goods inventory.  In connection with the closing of the sale to STERIS Corporation, the Company repaid its outstanding indebtedness to Crown Bank of $1,166,263 as of May 7, 2003, representing $518,763 outstanding as of May 7, 2003 relating to the revolving line of credit and $647,500 outstanding as of May 7, 2003 relating to the promissory note.

The Company believes it has adequate capital to meet its cash requirements for the next twelve months from its internal working capital.  The Company is in the process of establishing a new line of credit to replace the Crown Bank line of credit which was repaid in its entirety on May 7, 2003.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2002. The accounting policies used in preparing our interim 2003 consolidated financial statements are the same as those described in our Annual Report.

Our critical accounting policies and estimates are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition (b) allowance for uncollectible accounts receivable (c) long-lived assets, and (d) inventories.

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

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment, and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue. In addition, goodwill recorded during the year ended September 30, 2002 is not subject to amortization. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment charges need to be recorded as of March 31, 2003.

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

STERION INCORPORATED
Date: May 15, 2003	By: /s/ J. David Berkley
J. David Berkley, President
(Principal Executive Officer)

Date: May 15, 2003	By: /s/ Mark Buckrey
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

May 15, 2003

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

Date:  May 15, 2003

/s/  Mark Buckrey

Mark Buckrey, Chief Financial Officer