Form 10QSB
period 2003-06-30
STERION INC
filed 2003-08-13
CIK 350557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x] NO [  ]

At August 12, 2003, 1,729,537 shares of the issuer's Common Stock were outstanding.

STERION INCORPORATED
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION:

Item 1.

Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 2003 (unaudited) and September 30, 2002  (audited)

Consolidated Statements of Operations for the Three Months and Nine Months Ended June 30, 2003 and 2002 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2003 and 2002 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.

Management's Discussion and Analysis or Plan of Operation

Item 3.

Controls and Procedures

PART II—OTHER INFORMATION:

Item 4.

Submission of Matters to a Vote of Security Holders

Item 6.

Exhibits and Reports on Form 8-K

SIGNATURES

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2003	2002
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,663,712	$591,263
Accounts receivables, net	1,196,246	1,395,262
Inventories, net	2,890,983	3,147,076
Deferred income taxes	211,000	204,000
Other current assets	296,742	180,783
Total current assets	6,258,683	5,518,384

Property and equipment, net	1,628,000	2,212,602

Other assets:
Goodwill	356,439	331,802
Intangible assets, net	119,701	1,039,466
Cash surrender value of life insurance, net of loans	23,513	20,064
Total other assets	499,653	1,391,332

Total assets	$8,386,336	$9,122,318

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit, bank	$0	$300,000
Current portion of long-term debt	24,426	345,281
Current portion of capital lease obligation	5,343	5,365
Accounts payable	693,018	728,230
Accrued payroll and related taxes	386,078	238,412
Accrued income taxes	100,745	27,753
Other accrued expenses	199,958	162,515
Total current liabilities	1,409,568	1,807,556

Long-term debt, net of current portion	850,965	1,341,389
Capital lease obligation, net of current portion	0	4,681
Deferred income taxes	65,000	65,000
Total liabilities	2,325,533	3,218,626

Stockholders’ equity:
Capital stock, $.01 par value 20,000,000 common shares
authorized, 5,000,000 undesignated shares authorized,
1,791,237 common share issued and 1,729,537
outstanding	17,295	17,295
Additional paid-in capital	3,109,059	3,109,059
Deferred Compensation	(46,798)	(116,109)
Retained Earnings	2,981,247	2,893,447
Total stockholders' equity	6,060,803	5,903,692

Total liabilities and stockholders’ equity	$8,386,336	$9,122,318

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Sales, net	$2,269,966	$2,431,535	$6,966,588	$7,203,424

Cost of goods sold	1,619,412	1,051,697	4,099,360	3,254,138
Gross profit	650,554	1,379,838	2,867,228	3,949,286

Selling, general and administrative expenses	1,000,475	1,350,825	3,169,210	3,557,175
Income (loss) from operations	(349,921)	29,013	(301,982)	392,111

Other income (expense)
Gain on sale of certain assets of the
sterilization container system product line	550,000	0	550,000	0
Interest expense	(25,961)	(31,847)	(94,962)	(101,714)
Investment income	2,811	3,949	2,944	19,977
Gain on sale of available-for-sale securities	0	0	0	52,926
Total other income (expense)	526,850	(27,898)	457,982	(28,811)

Income before income taxes	176,929	1,115	156,000	363,300

Provision for income taxes	75,200	365	68,200	119,840
Net income	101,729	750	87,800	243,460

Other comprehensive loss	0	0	0	(56,654)

Comprehensive income	$101,729	$750	$87,800	$186,806

Net income per share:
Basic	$.06	$0.00	$.05	$0.14
Diluted	.06	0.00	.05	0.12

Weighted average common and common equivalent shares outstanding:
Basic	1,729,537	1,759,061	1,729,537	1,763,832
Diluted	1,817,800	2,023,496	1,865,917	2,073,129

See accompanying notes to consolidated financial statements.

                                                STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2003	2002

Cash flows from operation activities:
Net income	$87,800	$243,460
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	427,093	397,510
Provision for deferred taxes	(7,000)	(3,000)
Gain on sale of available-for-sale securities	0	(52,926)
Gain on sale of certain assets of the sterilization container
system product line	(550,000)	0
Compensation related to non-employee stock options	69,311	4,531
Compensation related to stock options issued below fair market value	0	1,467
Changes in operating assets and liabilities:
Accounts receivables, net	104,646	(205,421)
Inventories, net	(450,845)	(749,259)
Income taxes receivable	0	20,065
Other current assets	(115,959)	(164,512)
Other Assets	0	(39,548)
Accounts payable	(35,212)	219,507
Accrued payroll and related taxes	147,666	148,706
Accrued income taxes	72,992	102,440
Other accrued expenses	(190,825)	2,045
Cash flows from operating activities	(440,333)	(74,935)

Cash flows from investing activities:
Purchases of property and equipment	(199,823)	(617,265)
Purchase of intangibles	(67,964)	0
Proceeds from sale of certain assets of the sterilization
container system product line	2,900,000	0
Purchase of Surgidyne	0	(200,000)
Purchase of Bellingham	0	(350,000)
Proceeds from sale of available-for-sale securities	0	581,996
Change in other assets	(3,449)	(12,169)
Cash flows from investing activities	2,628,764	(597,438)

Cash flows from financing activities:
Net decrease in line of credit, bank	(300,000)	0
Payments on long-term debt	(811,279)	(658,547)
Payments on capital lease obligation	(4,703)	0
Proceeds from rights and warrants exercised and stock
options exercised	0	90,136
Repurchase of common stock	0	(122,736)
Cash flows from financing activities	(1,115,982)	(691,147)
Increase (decrease) in cash and cash equivalents	1,072,449	(1,363,520)

Cash and cash equivalents, beginning of period	591,263	2,328,063

Cash and cash equivalents, end of period	$1,663,712	$964,543

See accompanying notes to consolidated financial statements

STERION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been changed to the following pro forma amounts:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$101,729	$750	$87,800	$243,460
Pro forma	73,126	(18,078)	(27,717)	106,744
Basic net income (loss) per common share:
As reported	.06	.00	.05	.14
Pro forma	.03	(.01)	(.05)	.06
Diluted net income (loss) per common share:
As reported	.06	.00	.05	.12
Pro forma	.03	(.01)	(.05)	.05
Stock based compensation:
As reported	0	0	0	0
Pro forma	28,603	18,828	115,517	136,716

In determining the compensation cost of options granted during the three and nine months ended June 30, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Risk-free interest rate	3.25%	4.0%	3.25%	4.0%
Expected life of options granted	N/A	10 years	5 years	5-10 years
Expected volatility	51.9%	51.9%	51.9%	51.9%
Expected dividend yield	0%	0%	0%	0%

Principles of consolidation - The consolidated financial statements include the accounts of Sterion Incorporated and its subsidiaries, Oxboro, Inc. and Sterion, Inc. Effective May 17, 2002, Sterion, Inc. was merged with and into Sterion Incorporated. All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts receivable - Accounts receivable are shown net of an allowance for doubtful accounts of $189,500 and $52,500 at June 30, 2003 and September 30, 2002, respectively.

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

Research and development - The Company expenses all costs related to product research and development as incurred.  Research and development expense was $7,268 and $20,705 for the three months ended June 30, 2003 and 2002, respectively, and  $29,683 and $65,655 for the nine months ended June 30, 2003 and 2002.

Note 3 - Inventories

	June 30,	September 30,
	2003	2002
Inventories consist of:
Raw materials	$1,585,009	$1,318,737
Work in process	507,978	653,778
Finished goods	842,436	1,230,464
Total	2,935,423	3,202,979
Less: valuation reserve	(44,440)	(55,903)
Inventories, net	$2,890,983	$3,147,076

Note 4 - Net Income Per Share

The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended June 30, 2003 and 2002, 88,263 and 264,435 shares of common stock equivalents were included in the computation of diluted net income per share. For the nine months ended June 30, 2003 and 2002, 136,380 and 309,297 shares of common stock equivalents were included in the computation of diluted net income per share.

Options to purchase 192,400 and 37,000 shares of common stock with a weighted average exercise price of $6.54 and $8.35 were outstanding for the three months ending June 30, 2003 and June 30, 2002 respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period. Options to purchase 182,400 and 10,000 shares of common stock with a weighted average exercise price of $6.61 and $9.74 were outstanding for the nine months ending June 30, 2003 and June 30, 2002 respectively, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares for the period.

Note 5 - Deferred Income Taxes

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

Note 6 - Intangible Assets

Intangible assets consisted primarily of patent costs acquired with the purchase of the assets by Sterion, Inc., and were being amortized using the straight-line method over their estimated useful lives of 30 to 166 months (weighted average life of 7.33 years).  The amortization expense related to those assets was $115,626 and $264,288 for the nine months ended June 30, 2003 and 2002. The patents related to the Sterion purchase were sold pursuant to an asset purchase agreement dated May 7, 2003-See Note 9.

 Note 7 - Long-term Debt

During May 2001, the Company entered into a $675,000 revolving line of credit with Crown Bank. The line of credit was paid in full during the quarter ended June 30, 2003.  The Company also paid in full a promissory note during the quarter ended June 30, 2003-See Note 11.

Note 8 - Commitments and Contingencies

Stock repurchase program - On September 14, 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 shares of its common stock. Through June 30, 2003, the Company repurchased 61,700 common shares for an aggregate price of $442,708, excluding commissions or other expenses associated with the repurchase. No shares were repurchased during the nine months ended June 30, 2003.

Note 9 – Acquisitions and Dispositions of Assets

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

SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 "Goodwill and Other Intangible Assets" indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.  The Company performed the required goodwill impairment test and determined an impairment charge was not required at June 30, 2003.  The estimated fair value of the reporting unit was estimated using the expected present value of future cash flows.   Components of intangible assets are as follows:

	June 30, 2003		September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Patents and trademarks	$119,701	$0	$1,317,188	$280,807
Intangible assets not subject to amortization
Goodwill	$356,439	$0	$331,802	$0

The following unaudited pro forma condensed results of operations for the nine months ended June 30, 2003 and 2002, give effect to the acquisitions of Surgidyne and Bellingham as if such transactions had occurred on October 1, 2001.

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations:

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Sales, net	$2,269,966	$2,431,535	$6,966,588	$7,540,091

Income (loss) from operations	$(349,921)	$29,013	$(301,982)	$319,539

Net income (loss)	$101,729	$750	$87,799	$161,649

Net income (loss) per share:
Basic	$.06	$.00	$.05	$.09
Diluted	$.06	$.00	$.05	$.08

On May 7, 2003 the Company sold certain of its assets, and assigned certain of its liabilities, relating to the Company’s sterile container product line to STERIS Corporation for $2,900,000 in cash pursuant to an Asset Purchase Agreement dated May 7, 2003. The purchase price is subject to adjustment within 60 days of the closing for the value of net finished goods inventory. As of June 30, 2003 there has been no adjustment to the purchase price for the value of net finished goods inventory. In connection with the closing of the sale to STERIS Corporation, the Company repaid its outstanding indebtedness to Crown Bank of $1,166,263 as of May 7, 2003, representing $647,500 outstanding as of May 7, 2003 relating to the revolving line of credit and $518,763 outstanding as of May 7, 2003 relating to the promissory note.

Note 10 – Recently Issued Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003.  This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivate contains a financing component and amends certain other existing pronouncements.  The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.  The Company does not have any financial instruments as defined by SFAS No. 150.  The Company believes the adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).   FIN 45 clarifies the requirements for a guarantor’s accounting for and disclosure of certain guarantees issued and outstanding.   The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002.   The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002.   The adoption of FIN 45 did not impact the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003.  For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after June 15, 2003.  Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created.  The Company does not expect the adoption of FIN 46 to have a material impact on its consolidated financial statements.

Note 11 - Subsequent Event

In July 2003 the Company established a new line of credit and term loan with Citizen’s Independent Bank.  Maximum borrowings under the line of credit are $1,000,000, subject to a borrowing base.  The line is due on demand, bears interest at prime plus .5%, expires on July 1, 2004 and is secured by substantially all assets of the Company.  The term loan is for $500,000 and is due in monthly installments through July 2008.  The loan bears interest at prime plus .5% and is secured by substantially all assets of the Company.

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

On May 7, 2003, the Company completed the sale of its Sterion® brand sterile container product line to STERIS Corporation and entered into a manufacturing agreement with STERIS pursuant to which the Company will continue to manufacture the sterile container product line.  The sterile container product line was originally acquired from Johnson & Johnson Medical division of Ethicon, Inc. in May 2001 through the Company’s wholly owned subsidiary called Sterion, Inc.  Effective May 17, 2002, this wholly-owned subsidiary Sterion, Inc. was merged with and into Sterion Incorporated. On January 22, 2002, Sterion completed the purchase of a line of surgical drainage and fluid containment systems from Surgidyne, Inc.  On February 10, 2002, Sterion completed the purchase of a line of wound closure strips and related products from Bellingham Medical, Inc., which are now a part of the Company’s Private Label product line.

Net sales for the nine-month period ended June 30, 2003 were $6,966,588 as compared to $7,203,424 for the corresponding period in fiscal 2002. For the three-month period ended June 30, 2003 net sales were $2,269,966 as compared to $2,431,535 for the corresponding period in fiscal 2002.  Third quarter sales for the Sterion brand name products were $1,311,141 for fiscal year 2003 as compared to $1,389,822 for the same period in fiscal year 2002.  Net sales for the same period, ending June 30, 2003 and 2002, were $637,454 and $770,098 for the Sterion Container products.  Net sales for the three-month period ended June 30, 2003, for the Surgidyne and Private Label product lines, were $106,733 and $214,639 as compared to $118,537 and $153,078 for the same period in fiscal year 2002.  Sales for the Private Label product line increased as a result of newly developed products. The Surgidyne and Private Label product lines were acquired during the second quarter of fiscal year 2002.

Net sales for the nine months ended June 30, 2003 declined 3.4% from the same period a year ago. Net sales for the three months ended June 30, 2003 declined 6.6% from the same period a year ago.  This decline in sales, for both the nine month and three month periods, reflects the strategic sale of assets of our sterilization container division on May 7, and the transition to a lower sales level as we perform contract-manufacturing services in our Sterion Container facility.  Our Private Label sales increased 40% from the same period a year ago.  The new wound closure strip products developed by the Company and sold through the Private Label product line, which started to ship in the second quarter of fiscal 2003, are expected to increase and contribute to sales growth in the future.

Gross profit for the nine-month period ended June 30, 2003 was $2,867,228 as compared to $3,949,286 for the corresponding period in fiscal 2002. Gross profit as a percent of net sales for the first nine months of fiscal 2003 and 2002 was 41.2% and 54.8%, respectively. For the three-month period ended June 30, 2003, gross profits were $650,554 as compared to $1,379,838 for the corresponding period in fiscal 2002.  The decline in gross profits reflects an adjustment to inventory based upon a comprehensive reviews of the Company costing systems, and reflects costs associated with initial production runs of new products, continued new product development and the impact on cost of goods sold of new private label programs.

Net income for the first nine months of fiscal year 2003 was $87,800 as compared to net income of $186,806 in the same period of fiscal 2002. The decline in net income for the nine months ending June 30, 2003 as compared to the same period a year ago is the result of the inventory adjustment costs associated with initial production runs of new products and continued new product development. For the three month period ended June 30, 2003, net income was $101,729 as compared to $750 for the corresponding period in fiscal 2002. The increase in net income for the three months ending June 30, 2003 as compared to the same period a year ago is the result of the gain on the sale relating to the Company’s sterile container product line - See Note 9, offset by the aforementioned adjustment to inventory and the impact on costs of goods sold of new Private Label programs. Selling, general and administrative expenses for the nine-month period ended June 30, 2003 were $3,169,210 compared to $3,557,175 for the corresponding period in fiscal 2002. Selling, general and administrative expenses for the three-month period ending June 30, 2003 were $1,000,475 compared to $1,350,825 for the corresponding period in fiscal 2002. The decline in selling, general and administrative expenses for both the nine month and three month periods ending June 30, 2003 as compared to fiscal 2002 are the results of the Company’s continued emphasis on cost management.

Liquidity and Capital Resources

The Company has typically financed its operations through internal working capital and a bank line of credit.  Financing of its building has been through a long-term mortgage. As of June 30, 2003, the Company had working capital of $4,849,115 as compared to $3,710,828 at September 30, 2002, and long-term debt of $875,391 at June 30, 2003 compared to $1,696,716 at September 30, 2002. As of June 30, 2003, the Company had $1,663,712 in cash and cash equivalents as compared to $591,263 at September 30, 2002.  The increase in cash is due to the sale of certain assets of the Company relating to its sterile container product line to STERIS Corporation on
May 7, 2003.

On May 7, 2003 the Company sold certain of its assets, and assigned certain of its liabilities, relating to the Company’s sterile container product line to STERIS Corporation for $2,900,000 in cash pursuant to an Asset Purchase Agreement dated May 7, 2003. The purchase price is subject to adjustment within 60 days of the closing for the value of net finished goods inventory.  As of June 30, 2003 there has been no adjustment to the purchase price. In connection with the closing of the sale to STERIS Corporation, the Company repaid its outstanding indebtedness to Crown Bank of $1,166,263 as of May 7, 2003, representing $647,500 outstanding as of May 7, 2003 relating to the revolving line of credit and $518,763 outstanding as of May 7, 2003 relating to the promissory note.

The Company believes it has adequate capital to meet its cash requirements for the next twelve months from its internal working capital.  In July 2003, the Company established a new line of credit with Citizens Independent Bank. The line of credit consist of a $1,000,000 revolving line of credit bearing an annual interest reate of 4.5% which expires on July 1, 2004 and a promissory note for $500,000 bearing an annual interest rate of 4.5% which expires on July 1, 2008. No amounts were outstanding at June 30, 2003.

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

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment, and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue. In addition, goodwill recorded during the year ended September 30, 2002 is not subject to amortization. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment charges need to be recorded as of June 30, 2003.

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

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s President, J. David Berkley, and Chief Financial Officer, Mark Buckrey, have reviewed the Company's disclosure controls and procedures as of the end of the fiscal quarter covered by this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)  Changes in Internal Control Over Financial Reporting

There have been no significant changes in internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 23, 2003 the Company held its Annual Meeting of Shareholders.  Of the 1,729,537 shares outstanding and entitled to vote at the meeting, 1,620,383 shares were present, either in person or by proxy.  The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting:

1.

To elect one director to hold office as a Class I director for a three-year term or until his or her successor has been elected or appointed.

Gervaise Wilhelm

For:	1,607,931
Withhold:	12,452

Messrs. Kenneth Brimmer, Gary Copperud and Alan Anderson continued in their terms as directors after this 2003 Annual Meeting.

2.

To approve an amendment to the Sterion Incorporated 2000 Stock Option Plan to increase the number of shares available under the plan from 400,000 to 500,000.

For:	998,197
Against:	24,079
Abstain:	479
Broker Non-Vote:	597,692

Item 6. Exhibits and Reports on Form 8-K:

(a)

Exhibits:

31.1

Certification of President of the Company pursuant to 13a-14 and 15d-14

31.2

Certification of Chief Financial Officer of the Company pursuant to 13a-14 and 15d-14

32

Certifications pursuant to 18 U.S.C. § 1350

(b)

Reports on Form 8-K:

During the quarter ended June 30, 2003, the Company filed one Current Report on Form 8-K dated May 7, 2003 reporting under Item 2 the disposition of certain of its sterile container product line assets to STERIS Corporation under an Asset Purchase Agreement dated May 7, 2003 and filing under Item 7 certain pro forma financial information relating to the sale.

Also during the quarter ended June 30, 2003, the Company furnished one Current Report on Form 8-K dated May 15, 2003, reporting under Item 12 disclosing material non-public information regarding its results of operations for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERION INCORPORATED
Date: August 12, 2003	By: /s/ J. David Berkley J. David Berkley, President (Principal Executive Officer)
Date: August 12, 2003	By: /s/ Mark Buckrey Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)