Form 10KSB
period 2003-09-30
STERION INC
filed 2003-12-29
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2003

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

      (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]   Yes       [  ]   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer’s revenues for its most recent fiscal year:   $9,023,956

Based upon the closing price of the issuer’s common stock as reported by The Nasdaq SmallCap Stock Market, the aggregate market value of such common stock held by nonaffiliates of the issuer as of December 19, 2003 was approximately $5,425,934.

As of December 19, 2003 the issuer had outstanding 1,738,418 shares of common stock, $.01 par value.

Documents Incorporated by Reference:    None

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

Statements included in this Annual Report on Form 10-KSB, in the Company’s quarterly reports, in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,”  “anticipate” and similar expressions are intended to identify such forward-looking statements. Certain important factors could cause results to differ materially from those anticipated by some statements made herein and these statements are not predictions of actual future results.  Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in this Annual Report on Form 10-KSB, including those discussed under “Risk Factors,” as well as others not now anticipated. All such forward-looking statements, whether written or oral, and whether made by or on behalf of the Company are expressly qualified by these cautionary statements. In addition, the Company disclaims any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

These risks and uncertainties include, without limitation: our ability to successfully operate and as appropriate to integrate acquired business’s products and introduce new products; pricing strategies of competitors; the success of competitive products; general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products; the effect of government regulation of our products; continuing relationships with our third party suppliers; and overall economic conditions, including stock market fluctuation or disruption, inflation and consumer buying patterns.

Introduction

Sterion Incorporated (“Sterion” or the “Company”), formerly known as Oxboro Medical, Inc. was incorporated in Minnesota in 1978. Sterion develops, manufactures, and markets medical and surgical devices. Historically, the Company’s product lines have been comprised of disposable products used in the operating room.  The Company changed its name to Sterion Incorporated in January 2002. The Company has broadened its product offerings with the January 2002 acquisition of a line of surgical drainage and fluid containment systems from Surgidyne, Inc. and with the acquisition of the private-label wound closure strip manufacturing business from Bellingham Medical, Inc. in February 2002.  The Company acquired a product line consisting of sterilization containers from Johnson and Johnson Medical Division of Ethicon, Inc. in April 2001 and on May 6, 2003 the Company sold the majority of these assets including all product rights to STERIS Corporation (“STERIS”) of Mentor, OH. The Company continues to manufacture the products for STERIS under a manufacturing agreement. On November 26, 2003, after the close of the 2003 fiscal year, Sterion completed the purchase, through its newly-created wholly-owned subsidiary LifeSafe Services, Inc. (“LifeSafe”), a Minnesota corporation, of certain assets and liabilities of SOS International, Inc. (“SOS”) and Complient Corporation (“Complient”) relating to SOS’s business of buying, leasing and servicing emergency oxygen tanks.

Principal Products and Distribution

The products manufactured and sold by Sterion are currently grouped into 5 product categories; disposable operating room products, instrument sterilization container products, surgical instrument protection and identification products, surgical tape products and wound drainage systems. All products, except sterilization container products are manufactured and distributed from the Company’s Ham Lake, Minnesota corporate offices. An increasing amount of these products are also marketed under private label arrangements. The sterilization container products are manufactured and distributed from a Company manufacturing facility in Jacksonville, Texas. Both manufacturing facilities are ISO 9002 certified.  Administrative, sales, marketing and customer service personnel are located in Ham Lake. Through LifeSafe, the Company also buys, leases and services emergency oxygen tanks from its facility in Jacksonville, Florida. The Jacksonville, Florida 5,000 square foot leased facility houses 9 full-time employees that support a network of 38 full and part-time service technicians located throughout the United States.

Sources of Supply

The raw materials used for the extruding, molding, weaving manufacturing and packagings of the Company’s various products are readily available from multiple sources. The materials used by LifeSafe for oxygen tanks, first aid supplies and training needs are available from a number of sources.

Patents, Trademarks, and Licenses

The Company has in the past pursued and will, when appropriate, pursue registrations in patents and trademarks and license agreements in connection with the marketing of its products. In connection with the sale of certain sterilization container assets to STERIS, the Company transferred all rights and obligations of 20 United States patents and approximately 25 related foreign patents covering the sterilization container products and manufacturing. The Company retains trademarks registered in both the U.S. and various countries throughout the world relating to the Sterion name. The Company assumed a patent for a controlled fluid collection unit with the acquisition of Surgidyne Inc. drainage systems in January 2002. Some of the products currently being marketed by the Company are not unique. With respect to these products, the Company believes that the improvement of existing products, reliance upon trade secrets and un-patented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. If the Company were to develop products with patentable features, patent protection could be important to the Company in maintaining its competitive advantage. However, the Company would likely incur substantial costs in attempts to secure patent protection.

Competition

The medical products market is extremely competitive. The Company believes that among its direct competitors are firms with substantially greater assets, marketing capability, and experience than the Company. In addition, such competitors are often able to offer lower prices than the Company and thus can limit the Company’s penetration and market share. The Company believes it has achieved a substantial share in several of the markets in which it competes by offering a balance of competitive factors including selection, price, customer service, convenience, product quality, reliability and speed of order fulfillment. Continued success will depend upon the ability of sales and marketing programs to implement and close sales. In addition, our principal executive officers and key personnel have extensive experience in sales of medical products. The Company’s LifeSafe subsidiary participates in the highly competitive oxygen leasing and service industry and many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than the Company. Among the many competitors are Progressive Medical Applications Corporation and Erie Medical, a division of Ocenco, Inc. LifeSafe’s continued success will depend upon the ability of sales and marketing programs to implement and close sales.

Research and Development Expenditures

In the fiscal years ended September 30, 2003 and 2002, the Company spent $52,837 and $16,094, respectively, for research and development of medical products. The Company anticipates spending $73,000 on research and development in fiscal year 2004.

Government Regulations

Because Sterion manufactures and sells medical products, both these medical products and the manufacturing procedures are subject to regulations by the Food and Drug Administration (FDA) and the Department of Health and Human Services and similar state agencies. Medical devices intended for human use are classified into three categories (Classes I, II and III). The amount of regulation varies dependant upon the classification.  Most of Sterion’s products are Class I products while some of the Surgidyne drain products are Class II products. The Quality Management System that Sterion has in place is compliant with the requirements for Class II medical products. In addition, the Company’s sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services, pursuant to federal anti-kickback laws, and are also subject to similar state laws.

The Company’s products are also subject to regulation in foreign countries, including ISO 9000 certification, which is required to conduct business in the European Community. Sterion products have received ISO 9002 and EN 46002 Certification and are also covered under a CE Certificate, allowing Sterion to use the CE Mark on its products offered in Europe. Depending upon the distribution relationships established to Sterion products in countries outside the European Community the Company may be responsible for obtaining approval to sell in those countries.

The Company may be required to devote substantial financial and human resources to comply with these extensive regulations by the FDA and other government agencies. In addition, should the Company fail to comply with such regulations it would be subject to administrative and criminal actions, which could have a material adverse effect on the Company’s business. The Company’s operations may also be affected if the U.S. or state governments or the European Community pass new legislation or if courts issue new rulings with respect to existing legislation. Continued compliance with all regulatory requirements may be costly.

Employees

As of September 30, 2003, the Company employed 56 full-time and 2 part-time employees in the Ham Lake, Minnesota facility and 19 full-time employees in its Jacksonville, Texas facility. In connection with its acquisition of certain assets of SOS and Complient in November 2003, the Company added 9 full-time employees located in its Jacksonville, Florida facility and 38 full or part-time service technicians located in 28 states. The Company has never had a work stoppage and none of our employees are currently represented under collective bargaining agreements. We consider relations with our employees to be good. We believe that future success will depend in part on the continued service of our department management and key personnel.

RISKS RELATED TO OUR BUSINESS

The following are important factors that could cause actual results to differ materially from those anticipated in any forward-looking statements made by or on behalf of the Company.

Our success depends upon our ability to integrate newly acquired products. In January 2002, the Company completed the purchase of a line of surgical drainage and fluid containment systems from Surgidyne, Inc. In February 2002, the Company completed the purchase of a private-label wound closure strip manufacturing business from Bellingham Medical, Inc.  In November 2003, Sterion, through its wholly-owned subsidiary, LifeSafe Services, Inc., completed the purchase of certain assets and liabilities of SOS International, Inc. and Complient Corporation relating to SOS’s business of buying, leasing and servicing emergency oxygen tanks.  The integration of new product lines into Sterion's ongoing business is, and will be, a complex, time consuming and expensive process and may disrupt business operations if not completed in a timely and efficient manner.  Further, to achieve timely and cost-effective integration of these product lines, we must maintain sufficient facilities and qualified personnel to manufacture and market the new products on a competitive basis. We also must monitor and control costs of our expanding operations. Because all of the acquired products are medical devices, we must obtain and maintain all required government authorizations, including authorizations from foreign governments.  In addition, anticipated synergies from these purchases may not materialize. Failure to successfully integrate purchased product lines with Sterion's business or receive anticipated benefits of a purchase could have a material adverse effect on Sterion's business, financial condition and operating results.

Our success depends upon our ability to increase sales of new products. In fiscal year 2003, the Company introduced a new line of wound closures and an expanded line of surgical drains and bulbs. These new products required a significant amount of the Company’s resources for new inventory and marketing materials. If we are not able to increase the sales volume of these new products our business and financial results could suffer. The Company intends to expand its training program and increase the sales and marketing of the Company’s oxygen lease and service programs. The Company’s success with its oxygen leasing and service programs will depend on its ability to increase sales of these products.

We depend upon the successful introduction of new products.  A significant element of the Company’s growth strategy is focused on successful marketing of new products, either developed internally or acquired from other companies. In developing new products, we incur additional research and development and marketing expenses. In acquiring product lines from other companies, we incur expenses associated with acquisition and integration of these products into our existing business. Our success will depend upon cost effective development or acquisition of new products. There can be no assurance that revenues, if any, from new products will be sufficient to recoup the Company’s expenses in development and marketing or acquisition of any new product. Moreover, there is no assurance that the Company can manufacture the new products at a price that will result in an acceptable rate of return for the Company. Market acceptance of these new products may be slow or customers may not accept the new products at all. If the Company cannot successfully market new products it develops or acquires, its financial performance and results of operations will be adversely affected.

The pricing strategies of competitors and response to those strategies may result in a decline in revenues. The medical products market is extremely competitive. We believe that the principal competitive factors in our market are selection, price, customer service, convenience, products quality, reliability and speed of order fulfillment. Among our direct competitors are firms with longer operating histories, larger customer bases, greater financial and marketing capability, and greater resources and experience than us. We compete with companies such as Scanlon Instruments, Key Surgical Incorporated in Eden Prairie, Minnesota and Healthmark Industries Co. in St. Clair Shores, Michigan.  In addition, our competitors are often able to offer lower prices to customers. We may lower the price of our products in response to our competitors’ pricing strategies. The Company’s LifeSafe subsidiary participates in the highly competitive oxygen leasing and service industry. Many of our competitors have substantial greater financial, marketing and technical resources. LifeSafe competes with companies like Erie Medical, a division of Ocenco, Inc. of Pleasant Prairie, Wisconsin and Progressive Medical Applications Corporation of Allentown, Pennsylvania. We have just entered into the oxygen tank leasing and servicing market and our inexperience in this market may also make it difficult for us to compete against other companies in the market. Competition from these competitors could limit our market penetration and market share. These factors may have an adverse impact upon our business.

The success of competitive products could have an adverse effect on business. The medical products industry is intensely competitive and hospitals have a wide variety of product choices and technologies from which to choose. The oxygen lease and service industry is very competitive and customers have a wide variety of products to choose from. The success of any competing alternative product to those provided by Sterion could have a material adverse effect on our business, financial condition and results of operations. Our competitors are companies with substantially greater financial capabilities for product development and marketing and can therefore market their products or procedures to hospitals and the medical community more effectively than we could. In addition, companies having proprietary rights to the products we sell could choose to market their products directly to our customers and competitors selling the same or similar products ay duplicates our marketing methods and reduce our ability to effectively sell our product lines. The success of alternative products or of competitors selling those products will have a material adverse impact on our business.

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

Changes in government regulation of the products we sell may negatively affect our business. Our products are regulated by government agencies in the United States and foreign countries. In the United States, our products are regulated by the Food and Drug Administration (FDA) and the Department of Health and Human Services and similar state agencies. In foreign countries, our products are regulated by various governmental entities. The FDA regulates, among other things, (1) the content of our products, (2) the product labels, (3) the claims in our product literature and advertising, and (4) the manufacture of the products. The FDA and other foreign government agencies may in the future issue new regulations, or issue new interpretations of existing regulations, which affect the manufacture, marketing and sale of our products. Our operations may also be affected if new legislation is passed by the U.S. government or any foreign government in countries in which we sell our products. Further, governmental bodies, agencies or courts may issue new rulings with respect to existing legislation, both in the United States and in other countries. We can offer no assurance that we will not be adversely affected by new, or newly interpreted, regulatory requirements. If new laws or newly interpreted laws require us to change the way we manufacture, market or distribute our products, our financial could be materially adversely affected.  Further, we may not be able to comply with any such new or newly interpreted regulatory laws.  If we are not able to comply with future regulatory requirements, we may not be able to sell our products or sell them competitively and our financial results would be materially adversely affected.

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

In addition, the stock markets may experience significant price and volume fluctuations, resulting from a variety of factors both identifiable and unidentifiable, including general global market conditions, comparative prices of U.S. and foreign currency, changes in the national or global political environment, risk of war or other unrest, public confidence in the stock markets, regulation of or by the stock markets and the performance of certain industries.  These significant market price and volume fluctuations result in change in the market prices of the stocks of many companies that may not have been directly related to the operating performance of those companies.  Fluctuations in our stock price and broad market fluctuations may result in the market price of our common stock falling abruptly and significantly or remaining significantly depressed.  In the past, following periods of volatility in the market price of a company’s securities, securities class action claims have been brought against that company.  If we were a party to this type of litigation it would result in substantial costs and divert managements’ attention and resources.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s headquarters consisting of office, manufacturing, and warehouse facilities are located in a 30,000 square foot building on 2.41 acres in Ham Lake, Minnesota a suburb of Minneapolis, Minnesota. The building is approximately 10 years old. This Ham Lake facility is subject to a mortgage due February 2011, secured by the land and building, with an outstanding amount of $869,393 at an interest rate of 8.5%.  Monthly payments, including interest payments, are $8,175.  The Company leases 30,000 square feet space in Jacksonville, Texas for the manufacture of the Sterion Sterilization Container System product line. Terms of the lease are $9,000 per month with an expiration and option to renew taking place each December. Through LifeSafe, the Company leases 5,000 square feet of space in Jacksonville, Florida. Terms of the lease are payments of $3,200 per month with an expiration date of February 2006.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal actions in the ordinary course of its business.  Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on The Nasdaq SmallCap Market under the symbol “STEN,” (formerly “OMED”). The following table sets forth the quarterly high and low closing bid prices for the Company’s common stock for each quarter of the past two fiscal years as reported by The Nasdaq SmallCap Market. These prices do not include mark-ups and mark-downs or commissions to the dealer. The prices may not reflect actual transactions.

	Closing Bid Price
Period	High	Low
Fiscal 2002
First Quarter	10.240	7.000
Second Quarter	9.290	7.360
Third Quarter	7.950	7.160
Fourth Quarter	7.570	5.800
Fiscal 2003
First Quarter	6.000	4.900
Second Quarter	5.050	4.000
Third Quarter	6.120	3.980
Fourth Quarter	6.000	5.000

As of December 15, 2003, there were approximately 250 holders of record of common stock. As of December 15, 2003, there were approximately 10 registered holders of the Company’s common stock purchase warrants (the “Warrants”) issued under that certain Warrant Agreement dated August 23, 2003.

Extension of Expiration Date of Warrants

The Warrants were set to expire at 5:00 p.m. Minneapolis time on September 29, 2003.  On August 12, 2003, the Company’s Board of Directors extended the expiration time and date of the Warrants to 5:00 p.m. Minneapolis time on September 30, 2005.  The exercise price of $4.00 per share of common stock issuable upon exercise, as well as other terms of the Warrants, remains unchanged. There are currently Warrants outstanding to purchase 370,493 shares of common stock.

Dividend Policy

The Company has paid no cash dividends on its common stock and does not intend to pay any dividends in the future.

Other Information Regarding Equity Compensation Plans

The following table sets forth information regarding the Company’s equity compensation plans in effect as of September 30, 2003. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:	252,000	$5.98	148,000

Equity compensation plans not approved by stockholders:	370,493	$4.038	-

Total	622,493	$4.80	148,000

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we used in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely event that would result in materially different amounts being reported.

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

(c) Inventories and Related Allowance for Obsolete and Excess Inventory - Inventories are valued at the lower of cost or market value and have been reduced by an allowance for obsolete and excess inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment, and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company believes no impairment charges need to be recorded as of September 30, 2003.

Results of Operations

Net sales for the twelve-month period ended September 30, 2003 were $9,023,956 as compared to $9,574,660 for the corresponding period in the previous fiscal year. This represents a decrease of approximately 5.75%. This decline in sales reflects the strategic sale of assets of our sterilization container division on May 7, 2003 and the transition to a lower sales level as we perform contract manufacturing in our Sterion container facility.

Gross profit as a percent of net sales for the twelve months of fiscal 2003 and 2002 was 41% and 51%, respectively. The change in gross profit percentage for fiscal year 2003 results from increased costs associated with the introduction of the new wound closure strip products, a third quarter adjustment to inventory based upon a comprehensive review of the Company’s costing systems and the effect of the contract manufacturing agreement in our sterile container line. We expect some of the increases in these costs to continue during fiscal year 2004. Gross profit decreased from $4,900,900 for the year ended September 30, 2002 to $3,657,182 for the year ended September 30, 2003, a decrease of $1,243,718.

Income (loss) from operations for the twelve months of fiscal year 2003 was $(402,649) as compared to $191,695 in fiscal 2002. The decrease in income from operations resulted from an increase in costs associated with the introduction of new products, the third quarter inventory adjustment noted above and the transition to a contract manufacturing services business in our sterile container facility. However, the decrease in income from operations was mitigated by a decrease in selling general and administrative expenses for the year ended September 30, 2003 from $4,059,831 as compared to $4,709,205 in the same period of 2002. The decrease in these costs is the results of the Company’s continued emphasis on cost management.

Interest expense for the twelve months ended September 30, 2003 was $120,162 as compared to $135,423 in the same period of 2002.  The decrease in interest expense is related to the closing of the sale of certain assets to STERIS in May 2003, which enabled the Company to repay its outstanding indebtedness to Crown Bank in the amount of $1,166,263. Other income (including the gain on the sale of certain container assets) for the twelve months of fiscal year 2003 was $557,461 as compared to $75,459 in the same period of fiscal 2002.  The majority of this other income was due to the Company’s recording of its sale to STERIS of certain container assets in the amount of $550,000.

The Company accrued $13,100 for income taxes for the twelve months ended September 30, 2003 as compared to $51,000 in the same period of 2002. This decrease is attributable to the decrease in income during fiscal year 2003. The Company also had a net of benefit from income taxes of $27,000 for the year ended September 30, 2002 relating to investments held by the Company that were classified as available-for-sale securities.

Net earnings per share for the twelve months ended September 30, 2003 were $0.01 basic and $0.01 diluted as compared to $0.05 basic and $0.04 diluted in same period of 2002. Although the weighted average number of shares outstanding was approximately equal for the years ended September 30, 2003 and September 30, 2002, net income was down $59,181 from $80,731 for the year ended September 30, 2002 to $21,550 for the year ended September 30, 2003 representing a decrease of 73%. This accounts for the significant portion of the reduction in basic and diluted net earnings per share for the twelve months ended September 30, 2003 versus the same period of 2002.

Liquidity and Capital Resources

The Company has historically financed its operations through internal working capital and a bank line of credit. The Company believes it has adequate capital to meet its cash requirements for the next twelve months. As of September 30, 2003, the Company had working capital of $5,198,189 as compared to $3,710,828 at September 30, 2002, and long-term debt of $1,236,933 at September 30, 2003 compared to $1,341,389 at September 30, 2002. The decrease in debt can be attributed to a lump sum payment of $60,000 during May 2003 and the regularly scheduled debt payments made during the remainder of fiscal year 2003. As of September 30, 2003, the Company had $1,762,819 in cash and cash equivalents as compared to $591,263 at September 30, 2002. The increase in cash and cash equivalents relates to the sale of certain assets to STERIS and the retirement of the associated term loan. Financing of its building has been through a mortgage due February 2011. During May 2001, the Company entered into a $675,000 revolving line of credit with Crown Bank. The line was paid in full during the year ended September 30, 2003 in connection with the sale of certain assets to STERIS in May 2003. During July 2003, the Company entered into a $1,000,000 revolving line of credit with Citizens Independent Bank of Hopkins, Minnesota (“Citizens Bank”). At the same time, the Company negotiated a term loan of $500,000 also with Citizens Bank. The line of credit is a variable rate nondisclosable line for $1,000,000 due on July 4, 2004, with an interest rate of prime plus 0.5% resulting in an initial rate of 4.500%. The term loan is a variable rate nondisclosable loan of $500,000 duly on July 1, 2008, with an interest rate of prime plus 0.5% resulting in an initial rate of 4.500%. The line of credit and the term loan with Citizens Bank are secured by substantially all of the assets of the Company. At September 30, 2003 the Company was in compliance with all covenants. Outstanding borrowings were $0 for the line of credit and $484,360 for the term loan as of September 30, 2003. Concurrently with the closing of the acquisition of certain assets of SOS International Inc. and Complient Corporation in November 2003, the Company increased the amount available under its credit facility with Citizens Bank from $1,000,000 to $1,800,000. The Company also entered into a new five-year term loan in the amount of $1,500,000 with Citizens Bank and repaid its previous term loan of $473,000 to Citizens Bank. The Company has granted Citizens Bank a security interest in substantially all of the assets of the Company to secure this indebtedness. Additionally, the Company’s indebtedness to Citizens Bank is guaranteed by Messrs. Kenneth W. Brimmer, our Chief Executive Officer and a director, and Gary C. Copperud, a director.

During the twelve months ended September 30, 2003, the Company used $806,865 in net cash from operating activities. The decrease from the prior year is primarily due to increased inventory build up related to anticipated increase in customer demand, the gain on sale to STERIS of the sterilization container assets and accrued expenses related to the sale. The Company had cash flows of $2,582,799 in investing activities for the year ended September 30, 2003. The cash flows from investing activities was principally attributed to proceeds of $2,900,000 from the STERIS transaction in May of 2003. The Company purchased property and equipment of approximately $214,000 for the year ended September 30, 2003. The Company used $604,358 in cash from financing activities, which included new borrowing on the term loan of $500,000, long-term debt payments of $832,917 and net payments on the line of credit of $300,000.

The following summarizes our contractual obligations at September 30, 2003. The line of credit is a revolving line of credit agreement with Citizens Independent Bank in the amount of $1,000,000, $0 of which has been borrowed at a rate of 4.50%. The notes payable consists of two notes, a mortgage note with StanCorp Mortgage Investors in the amount of $869,393 and a note to Citizens Independent Bank in the amount of $484,360. The capital lease obligation is for equipment currently used in manufacturing and expires August 2004. The table shows the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods:

	Total	1 Year or Less	1-3 years	3-5 Years	Over 5 Years

Operating Leases	$195,225	$129,953	$56,954	$8,318	$ -
Line of Credit	-	-	-	-	-
Notes Payable	1,353,753	116,820	253,973	263,294	719,666
Capital lease Obligation	4,681	4,681	-	-	-
Total	$1,553,659	$251,454	$310,927	$271,612	$719,666

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Kenneth W. Brimmer, and Chief Financial Officer, Mark Buckrey, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that review, they have concluded that these controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)

Internal Control Over Financial Reporting.

During the fourth quarter of the fiscal year ended September 30 2003, and in the preparation of its audited consolidated financial statements for inclusion in this Annual Report on Form 10-KSB, management conducted a thorough review of the Company’s internal controls.  As a result of the review, management instituted changes in the design and operation of several areas of the Company's internal controls over financial reporting and the process of these controls.  After the implementation of these new procedures and the internal review process, management again reviewed the Company's internal controls for the purposes of making the disclosures required by this Item and the certifications required to be made in connection with this Form 10-KSB.  Members of management believe that, as of the date of their most recent evaluation, there were no significant deficiencies in the design or operation of internal controls, and that subsequent to the date of their evaluation, there have been no significant changes affecting internal controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following sets forth certain information with respect to our current directors and executive officers:

Name	Age	Position	Director Since

Allan D. Anderson (3)(4)	50	Director	2000
Kenneth W. Brimmer (2)	48	Director and Chief Executive Officer	1998
Gary W. Copperud (2)(5)	45	Director	1998
Gervaise Wilhelm (1)(4)(5)	60	Director	2000
Jeffery A. Zinnecker (1)(4)	46	Director	2003
Mark Buckrey	45	Chief Financial Officer	---

(1)

Class I Director, term expires 2005

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

Kenneth W. Brimmer.  Mr. Brimmer has been serving as Chief Executive Officer of Sterion since September of 2003. Mr. Brimmer has also served as Chief Manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer previously was Chairman and Director of Active IQ Technologies, Inc. from April 2000 until June 2003 and was CEO from April 2000 until December 2001. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and was Treasurer from its inception in 1995 until April 2000. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor, from October 1990 until April 1997. Mr. Brimmer currently serves on the board of directors for both Entrx Incorporated where he is also Chairman and Hypertension Diagnostics, Inc. Mr. Brimmer also served as Sterion’s interim Chief Executive Officer from October 2001 until November 18, 2001.

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

Jeffrey A. Zinnecker.  Mr. Zinnecker is President/Owner of Zinncorp Inc., an information technology consulting company with offices in Minnesota and Florida.  Mr. Zinnecker has been managing Zinncorp since 1989, the year he founded the company.  Prior to that, Mr. Zinnecker was employed as a Technology Consultant by Northern States Power Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders (insiders) of the Company are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in the Company’s common stock. To the Company’s knowledge, all insiders of the Company made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2003.

Code of Ethics

On December 11, 2003, the Company adopted a Code of Ethics, which applies to the Company’s principal executive officer and principal financial officer, or persons performing similar functions.  The Code of Ethics is a filed as an exhibit to this Annual Report on Form 10-KSB for the year ended September 30, 2003 and is available at www.sec.gov.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded Kenneth W. Brimmer, our Chief Executive Officer, and to J. David Berkley, who served as the Company’s President until his resignation on September 23, 2003 (collectively, the “Named Executive Officers”), the only executive officers who earned or were awarded total cash compensation that exceeded $100,000 in fiscal year 2003.

Summary Compensation Table
				Long-Term
		Annual Compensation		Compensation
				Awards
	Fiscal Year			Securities,
	Ended			Underlying	All Other
Name and Principal Position	Sept. 30,	Salary	Bonus	Options	Compensation

Kenneth W. Brimmer(1)	2003	$ -	-	5,000	-
Chief Executive Officer	2002	-	-	5,000	-
	2001	-	-	5,000	-

J. David Berkley(2)	2003	$150,000	-	-	-
President	2002	$150,000	-	-	-
	2001	$141,346	-	100,000	-

(1)

Mr. Brimmer began serving as Chief Executive Officer of the Company on September 23, 2003.

(2)

Mr. Berkley resigned as President of the Company on September 23, 2003.

The following table provides information about stock option grants made during the fiscal year ended September 30, 2003 to each of the Named Executive Officers.

Stock Options Granted in 2003

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date
Kenneth W. Brimmer	5,000	16.7	5.60	10/11/2007
J. David Berkley	-	-	-	-

The following table summarizes stock option exercises during the fiscal year ended September 30, 2003 and the total number of options held at the end of fiscal year 2003 by the Named Executive Officers.

Aggregated Option Exercises in Fiscal Year 2003 and Fiscal Year End Option Values

			Number of Securities Underlying		Value of Unexercised
	Shares		Unexercised		In-the Money
	Acquired on	Value	Options at Sept. 30, 2003		Options at Sept. 30, 2003
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth W. Brimmer(1)	-	-	15,000	-	$6,875	-
J. David Berkley(1)	-	-	-	100,000	-	$125,000

(1)

The values have been calculated based on the closing bid price of $5.00 for our common stock as of September 30, 2003 (before payment of applicable income taxes).

Employment Agreements

The Company and J. David Berkley entered into an agreement effective October 16, 2000 under which Mr. Berkley agreed to serve as the President of the Company on an “at will” basis. The Agreement provided for an annual salary of $150,000, with a salary review at the end of the first year. This agreement was terminated effective September 23, 2003, upon Mr. Berkley’s departure from the Company.

As part of Mr. Berkley’s compensation, he was granted a ten-year option on October 16, 2000 to purchase 100,000 shares of the common stock of the Company. Because of Mr. Berkley’s resignation from the Company, the options expired by their terms.

The Company currently does not have an employment agreement with Mr. Brimmer. However, The Company’s Board of Directors, through resolution, granted Mr. Brimmer a salary of $1,000 per month starting January 2004 and an incentive bonus up to $150,000, at the boards complete discretion, payable on or about December 15, 2004. The criteria used shall be based upon the company’s performance exceeding the financial goals set for the year.

Outside Director Compensation

Each director of the Company who is not an employee receives $1,000 per quarter and the Chairman of the Board receives $1,250 per quarter. The board, at its discretion, received no payments for any quarter in the year ended September 30, 2003.

Additionally, for service in fiscal year 2003, each director received a five-year option to purchase 5,000 shares of the Company’s common stock on December 11, 2003 under the Company’s 2000 Stock Option Plan.  The option was granted at fair market value on the date of grant and is fully vested and exercisable as of the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents, as of December 19, 2003, certain information regarding beneficial ownership of our common stock by (1) each person known by us to beneficially own more than 5% of the outstanding shares of common stock, (2) each of our directors and executive officers, and (3) all of our current directors and executive officers as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at the Company’s offices at 13828 Lincoln Street N.E., Ham Lake, MN 55304.

Shares Beneficially Owned
						Percentage
			Shares Acquirable			Beneficially
Name of Beneficial Owner	Shares		within 60 Days (1)		Total	Owned

Allan D. Anderson(2)	0		20,000		20,000	*
Kenneth W. Brimmer(2)(3)	324,580	(4)	142,842	(5)	467,422	24.8%
Gary C. Copperud(2)(6)	501,718		199,879		701,597	36.2%
CMM Properties, LLC	501,718		129,879		631,597	33.8%
Gervaise Wilhelm(2)	3,800		25,000		28,800	1.6%
Jeffrey A. Zinnecker	73,561		20,887		94,448	5.4%
J. David Berkley(3)(7)	0		0		0	*
Mark Buckrey(3)	0		2000		2000	*
All Officers and Directors as a Group (8 persons)	903,659		410,608		1,314,267	61.2%

* less than 1%

(1)

Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)

Director.

(3)

Named Executive Officer.

(4)

Includes 54,715 shares beneficially owned by Mr. Brimmer through his IRA. Includes 204,400 shares over which Mr. Brimmer shares voting and dispositive power with his wife. Also includes 55,465 shares beneficially owned by Mr. Brimmer’s wife in her IRA.

(5)

Includes warrants to purchase 9,405 shares of common stock beneficially owned by Mr. Brimmer through his IRA. Includes warrants to purchase 63,437 shares held jointly by Mr. Brimmer and his wife. Includes warrants to purchase 9,405 shares held by Mr. Brimmer’s wife through her IRA.

(6)

Includes shares held by CMM Properties, LLC of which Mr. Copperud is the President.

(7)

Mr. Berkley resigned effective September 23, 2003.

See Item 5.  Market For Common Equity and Related Stockholder Matters for information regarding common stock authorized for issuance under equity compensation plans.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into several agreements with Larry A. Rasmusson, a former Chief Executive Officer and Chief Financial Officer of the Company. Pursuant to an exclusive license agreement, Mr. Rasmusson, as a licensor, granted the Company, as licensee, the exclusive right to make, use, and sell certain medical products and to receive information and assistance from Mr. Rasmusson to make, use, and sell the products. Mr. Rasmusson is to receive royalties in the amount of 4% of the “net sales price” (as defined) of all license products sold. Royalties continue for the life of the product. If at any time a product covered by the agreement is no longer sold by the Company (defined as a reduction by 50% in sales from the previous calendar year), the license will no longer be exclusive as to that product. The agreement contains a provision for increasing the royalty amount if royalty rates paid by the Company to others for similar products are higher that 4%. The agreement also provides that upon the termination of the employment of a former officer, the royalty will be increased from 4% to 6% on certain products, and Mr. Rasmusson and the former officer will each receive royalties of 3% on sales of such products. During fiscal 2003 and 2002, Mr. Rasmusson earned $53,040 and $48,991 respectively, in royalties under this agreement.

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

The Company has adopted split dollar life insurance plans for the benefit of Mr. Rasmusson. The Company maintains the annual premiums on two $500,000 insurance policies (the “Policies”) on Mr. Rasmusson’s life so long as Mr. Rasmusson pays and maintains his portion of the monthly premiums on said Policies in a timely manner. Mr. Rasmusson owns the Policies. The Company will recover all premium payments, interest, and advances made by it on account of the Policies upon Mr. Rasmusson’s death or the surrender of the policies for cash. However, if the Company fails to maintain payments or terminates either or both of said Policies or if the Policies cancel or terminate for any reason other than Mr. Rasmusson’s death, Mr. Rasmusson shall receive the net cash value and/or termination value. Premiums paid in fiscal 2003 and 2002 on behalf of Mr. Rasmusson totaled $47,774 and $47,715, respectively.

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

4.4

Specimen Warrant Certificates of the Company (incorporated by reference to Exhibit 4(e) to the 1999 Form S-3).

4.5

Warrant Agreement between the Company and Wells Fargo Bank Minnesota, N.A. dated August 23, 2000 (incorporated by reference to Exhibit 4(d) to the Company’s Registration Statement on Form S-3 (File No. 333-43616) (the “2000 Form S-3”)) as amended as reported by the Company’s Current Report on Form 8-K dated August 12, 3003.

4.6

Form of Warrant Certificate (incorporated by reference to Exhibit 4(e) to the 2000 Form S-3) as amended as reported by the Company’s Current Report on Form 8-K dated August 12, 3003.

10.1*

Termination of Stock Award Agreement effective September 30, 1997, between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.2 to the 1998 Form 10-KSB).

10.2(a)*

Exclusive License Agreement between the Company and Larry Rasmusson dated

April 1, 1990 (the “Exclusive License Agreement”) (incorporated by reference to Exhibit 10.3(a) to the 1998 Form 10-KSB).

10.2(b)*

First Amendment to Exclusive License Agreement effective November 8, 1995 (incorporated by reference to Exhibit 10.3(b) to the 1998 Form 10-KSB).

10.2(c)*

Second Amendment to Exclusive License Agreement effective September 1, 1998 (incorporated by reference to Exhibit 10.3(c) to the 1998 Firm 10-KSB).

10.3(a)*

Employment Agreement between the Company and Larry A. Rasmusson dated April 1. 1993 (incorporated by reference to Exhibit 10.4(a) to the 1998 Form 10-KSB)

10.3(b)*

First Amendment to Employment Agreement effective December 21, 1993

(incorporated by reference to Exhibit 10.4(b) to the 1998 Form 10-KSB)

10.3(c)*

Second Amendment to Employment Agreement effective October 1, 1997 (incorporated to reference to Exhibit 10.4(c) to the 1998 Form 10-KSB).

10.3(d)*

Third Amendment to Employment Agreement effective February 25, 1998 (incorporated by reference to Exhibit 10.4(d) to the 1998 Form 10-KSB).

10.4(a)*

Exclusive License and Royalty Agreement between Oxboro Outdoors, Inc. and Larry Rasmusson dated April 17, 1993 the (“Exclusive License and Royalty Agreement”) (incorporated by reference to Exhibit 10.5(a) to the 1998 Form 10-KSB).

10.4(b)*

First Amendment to Exclusive License and Royalty Agreement effective December 21, 1993 (incorporated by reference to Exhibit 10.5(b) to the 1998 Form 10-KSB).

10.4(c)*

Second Amendment to Exclusive License and Royalty Agreement effective November 8, 1995 (incorporated by reference to Exhibit 10.5(c) to the 1998 Form 10-KSB).

10.4(d)*

Third Amendment to Exclusive License and Royalty Agreement effective February 25, 1998 (incorporated by reference to Exhibit 10.5(d) to the 1998 Form 10-KSB).

10.4(e)*

Fourth Amendment to Exclusive License and Royalty Agreement, effective as of the 1st day of September, 1998 (incorporated by reference to Exhibit 10.5(e) to the 1998 Form 10-KSB).

10.5(a)*

Consulting Agreement effective November 1, 1995, by and between the Company and Larry A. Rasmusson (the “Consulting Agreement”) (incorporated by reference to Exhibit 10.6(a) to the 1998 Form 10-KSB).

10.5(b)*

First Amendment to the Consulting Agreement effective October 1, 1998 (incorporated by reference to Exhibit 10.6(b) to the 1998 Form 10-KSB).

10.5(c)*

Second Amendment to the Consulting Agreement effective September 1, 1998 (incorporated by reference to Exhibit 10.6(c) to the 1998 Form 10-KSB).

10.6(a)*

Stock Option Agreement effective August 17, 1995, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.7(a) to the 1998 Form 10-KSB).

10.6(b)*

Stock Option Exercise and Loan Agreement for the Purchase of 20,536 shares of common stock of the Company, between Company and Larry A. Rasmusson dated January 15, 1998 incorporated by reference to Exhibit 10.7(b) to the 1998 Form 10-KSB).

10.6(c)*

Secured Promissory Note in the amount of $30,546 to Company for Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(c) to the 1998 Form 10-KSB).

10.6(d)*

Instruments Security Agreement between Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.7(d) to the 1998 Form 10-KSB).

10.6(e)*

First Amendment to August 17, 1995 Stock Option Agreement by and between the Company and Larry A. Rasmusson, effective September 1, 1998 (incorporated by reference to Exhibit 10.7(e) to the 1998 Form 10-KSB).

10.7(a)*

Current Stock Option Agreement effective October 1, 1997, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.8(a) to the 1998 Form 10-KSB).

10.7(b)*

Deferred Stock Option Agreement effective October 1, 1997, by and between the Company and Larry A. Rasmusson (incorporated by reference to Exhibit 10.8(b) to the 1998 Form 10-KSB).

10.7(c)*

Stock Option Exercise and Loan Agreement for the purchase of 200,000 shares of common stock of the Company, between the Company and Larry A. Rasmusson dated January 15, 1998 incorporated by reference to Exhibit 10.8(c) to the 1998 Form 10-KSB.

10.7(d)*

Secured Promissory Note in the Amount of $200,000 to Company from Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(d) to the 1998 Form 10-KSB).

10.7(e)*

Instruments Security Agreement between the Company and Larry A. Rasmusson dated January 15, 1998 (incorporated by reference to Exhibit 10.8(e) to the 1998 Form 10-KSB).

10.7(f)*

First Amendment to October 1, 1997 Current Stock Option Agreement by and between the Company and Larry A. Rasmusson effective September 1, 1998 (incorporated by reference to Exhibit 10.8(f) to the 1998 Form 10-KSB).

10.8*

Mutual Release and Noncompetition Agreement by and between Larry A. Rasmusson and the Company effective September 1, 1998 (incorporated by reference to Exhibit 10.9 to the Form 10-KSB).

10.9*

Product Development and Incentive Agreement effective November 8, 1995, by and between the Company and Harley Haase (incorporated by reference to Exhibit 10.10 to the 1998 Form 10-KSB).

10.10*

Royalty Sharing Agreement effective November 21, 1995, by and between the Company, Oxboro Outdoors Inc., Larry A, Rasmusson and Harley Haase (incorporated by reference to Exhibit 10.11 to the 1998 Form 10-KSB).

10.11*

Settlement Agreement and Mutual Release of Claims by and between Harley Haase and the Company dated June 13, 1997 (incorporated by reference to Exhibit 10.12 to the 1998 Form 10-KSB).

10.12*

Non-qualified Stock Option Agreement between Gary W. Copperud and the Company effective as of April 20, 1999  (incorporated by reference to Exhibit 10.22 to the 1999 Form 10-KSB).

10.13*

Non-qualified Stock Option Agreement between Kenneth W. Brimmer and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.23 to the 1999 Form 10-KSB).

10.14*

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

10.16

Asset Purchase Agreement dated as of April 24, 2001 between Johnson & Johnson Medical Division of Ethicon, Inc., as Seller and Oxboro Medical, Inc. as Buyer (incorporated by reference to Exhibit 10.29 to the Company’s Report on Form 8-K filed May 9, 2001.

10.17

Amendment No. 1 to Asset Purchase Agreement dated as of April 26, 2001 between Johnson & Johnson Medical Division of Ethicon, Inc., Oxboro Acquisition, Inc., and Oxboro Medical, Inc. (incorporated by reference to Exhibit 10.30 to the Company’s Report on Form 8-K filed July 9, 2001).

10.18

Asset Purchase Agreement dated as of October 4, 2001 by and between the Company and Surgidyne, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2001).

10.19

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

10.22

Promissory Note dated May 31, 2002 issued in the amount of $675,000 by Crown Bank. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for September 30, 2002)

10.23

Mortgage Note dated December 15, 2000 issued in the amount of $975,000 by StanCorp. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for September 30, 2002)

10.24

Revolving Credit Agreement dated May 25, 2001 issued in the amount of $1,500,000 Crown Bank. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for September 30, 2002)

10.25

Asset Purchase Agreement dated November 26, 2003 by and between LifeSafe Services, Inc., SOS International, Inc. and Complient Corporation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 26, 2003 (the "November 2003 8-K")).

10.26

Lease dated December 21, 2000, as amended by letter agreement dated March 6, 2001 by and between ZEP Properties, as Landlord, and Complient Corporation, as Tenant, as assigned to LifeSafe Services, Inc. on November 26, 2003 (incorporated by reference to Exhibit 10.2 to the November 2003 8-K).

10.27

Business Loan Agreement (Asset Based) dated November 26, 2003 Relating to the Principal Amount of $1,800,000 between Sterion Incorporated as Borrower and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.3 to the November 2003 8-K).

10.28

Promissory Note dated November 26, 2003 in the Principal Amount of $1,800,000 between Sterion Incorporated as Borrower and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.4 to the November 2003 8-K).

10.29

Form of Commercial Security Agreement dated November 26, 2003 Relating to the Promissory Note in the Principal Amount of $1,800,000 and the Promissory Note in the Principal Amount of $1,500,000 between Sterion Incorporated as Grantor and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.5 to the November 2003 8-K).

10.30

Commercial Pledge Agreement dated November 26, 2003 Relating to the Promissory Note in the Principal Amount of $1,800,000 between Sterion Incorporated as Grantor and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.6 to the November 2003 8-K).

10.31

Promissory Note dated November 26, 2003 in the Principal Amount of $1,500,000 between Sterion Incorporated as Borrower and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.7 to the November 2003 8-K).

10.32

Commercial Pledge Agreement dated November 26, 2003 Relating to Promissory Note in the Principal Amount of $1,500,000 between Sterion Incorporated as Grantor and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.8 to the November 2003 8-K).

10.33

Security Agreement entered into as of November 26, 2003 between LifeSafe Services, Inc. and Citizens Independent Bank (incorporated by reference to Exhibit 10.9 to the November 2003 8-K).

10.34

Unconditional and Continuing Corporate Guaranty entered into as of November 26, 2003 between LifeSafe Services, Inc. and Citizens Independent Bank (incorporated by reference to Exhibit 10.10 to the November 2003 8-K).

10.35

Form of Commercial Guaranty entered into as of November 26, 2003 by each of Kenneth W. Brimmer and Gary C. Copperud relating to Indebtedness of Sterion Incorporated to Citizens Independent Bank (incorporated by reference to Exhibit 10.11 to the November 2003 8-K).

10.36*

Form of Non-Qualified Stock Option under the Company’s 2000 Stock Option Plan dated December 11, 2003 between the Company and each of Kenneth W. Brimmer and Gary Copperud (incorporated by reference to Exhibit 10.12 to the November 2003 8-K).

11

Computation of Earnings Per Share – See footnote 1, page F-9

14

Code of Ethics of Sterion Incorporated

21

List of Subsidiaries

23.1

Consent of Virchow, Krause, & Company, LLP.

31.1

Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2

Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

99.1

Certification pursuant to 18 U.S.C. §1350

* Management contact, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

(b)

Reports on Form 8-K

During the fourth quarter covered by this report, the Company filed a Current Report on Form 8-K dated August 12, 2003 reporting, under Item 5, the extension of the Company's warrants under Warrant Agreement dated August 23, 2000 and, under Item 12 and Item 7, its results of operations for the quarter ended June 30, 2003 and a related press release.

The Company also filed a Current Report on Form 8-K dated September 23, 2003 reporting under Item 5 the resignation of the Company's President, J. David Berkley and the service of Kenneth W. Brimmer as the Company's Chief Executive Officer.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not yet applicable

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on December 29, 2003.

STERION INCORPORATED

By:   /s/ Kenneth W. Brimmer

Kenneth W. Brimmer

Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Kenneth W. Brimmer as his true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for the undersigned and in the undersigned’s name, place and stead in any and all capacities to sign any of all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 29, 2003.

/s/    Kenneth W. Brimmer

Director, Chief Executive Officer

Kenneth W. Brimmer

(Principal Executive Officer)

/s/   Mark S. Buckrey

Chief Financial Officer

Mark Buckrey

(Principal Financial Officer)

/s/   Gary Copperud

Director

Gary Copperud

/s/   Gervaise Wilhelm

Director

Gervaise Wilhelm

/s/   Allan D. Anderson

Director

Allan D. Anderson

/s/   Jeffrey A. Zinnecker

Director

Jeffrey A. Zinnecker

TABLE OF CONTENTS

Page Number
Independent Auditors' Report	F-1
Consolidated Financial Statements
Balance Sheets	F-2
Statements of Operations and Comprehensive Income	F-3
Statements of Stockholders' Equity	F-4
Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 to F-21

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors

Sterion Incorporated and subsidiaries

Ham Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Sterion Incorporated and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterion Incorporated and subsidiaries as of September 30, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

    /s/ VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota

November 21, 2003

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2003 and 2002

ASSETS

	2003	2002
CURRENT ASSETS
Cash and cash equivalents	$1,762,819	$591,263
Warrant proceeds due from trustee	1,600	-
Accounts receivable, net	994,629	1,395,262
Inventories, net	3,176,910	3,147,076
Deferred income taxes	144,000	204,000
Other current assets	268,901	180,783
Total Current Assets	6,348,859	5,518,384
PROPERTY AND EQUIPMENT, NET	1,568,847	2,212,602
OTHER ASSETS
Intangible assets, net	118,105	1,039,466
Goodwill	356,439	331,802
Cash surrender value of life insurance, net of loans	41,351	20,064
Total Other Assets	515,895	1,391,332
TOTAL ASSETS	$8,433,601	$9,122,318

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Line of credit, bank	$ -	$300,000
Current portion of long-term debt	116,820	345,281
Current portion of capital lease obligation	4,681	5,365
Accounts payable	731,300	728,230
Accrued payroll and related taxes	244,892	238,412
Accrued income taxes	-	27,753
Other accrued expenses	52,977	162,515
Total Current Liabilities	1,150,670	1,807,556
LONG-TERM LIABILITIES
Long-term debt, net of current portion	1,236,933	1,341,389
Capital lease obligation, net of current portion	-	4,681
Deferred income taxes	44,000	65,000
Total Liabilities	2,431,603	3,218,626
STOCKHOLDERS' EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	17,384	17,295
authorized, 5,000,000 undesignated shares authorized, 1,800,118 and 1,791,237 common shares issued and 1,738,418 and 1,729,537 outstanding
Additional paid-in capital	3,144,494	3,109,059
Retained earnings	2,914,997	2,893,447
Deferred compensation	(74,877)	(116,109)
Total Stockholders' Equity	6,001,998	5,903,692
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,433,601	$9,122,318

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended September 30, 2003 and 2002

	2003	2002
SALES, NET	$9,023,956	$9,574,660
COST OF GOODS SOLD	5,366,774	4,673,760
Gross Profit	3,657,182	4,900,900
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,059,831	4,709,205
Income (Loss) from Operations	(402,649)	191,695
OTHER INCOME (EXPENSE)
Interest expense	(120,162)	(135,423)
Investment income	7,344	18,213
Gain on sale of available-for-sale securities	-	52,925
Gain on sale of certain container assets	550,000	-
Other income	117	4,321
Net Other Income (Expense)	437,299	(59,964)
Income Before Income Taxes	34,650	131,731
PROVISION FOR INCOME TAXES	13,100	51,000
NET INCOME	21,550	80,731
OTHER COMPREHENSIVE LOSS-RECLASSIFICATION ADJUSTMENT, NET OF BENEFIT FROM INCOME TAXES OF $27,000	-	(56,654)
COMPREHENSIVE INCOME	$21,550	$24,077
NET EARNINGS PER SHARE
Basic	$0.01	$0.05
Diluted	$0.01	$0.04
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	1,729,585	1,754,572
Diluted	1,818,868	2,055,306

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended September 30, 2003 and 2002

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Deferred	Comprehensive	Stockholders'
	Shares	Amount	Capital	Earnings	Compensation	Income	Equity
BALANCES, September 30, 2001	1,776,885	$17,769	$3,350,281	$2,812,716	$ -	$56,654	$6,237,420
Exercise of warrants	8,052	80	32,128	-	-	-	32,208
Net income	-	-	-	80,731	-	-	80,731
Repurchase of common shares	(55,400)	(554)	(397,732)	-	-	-	(398,286)
Deferred consulting expense related to stock options issued to non-employees	-	-	124,382	-	(116,109)	-	8,273
Reclassification adjustment for sales of available-for-sale securities, net of tax benefit of $27,000	-	-	-	-	-	(56,654)	(56,654)
BALANCES, September 30, 2002	1,729,537	17,295	3,109,059	2,893,447	(116,109)	-	5,903,692
Exercise of warrants	8,881	89	35,435	-	-	-	35,524
Net income	-	-	-	21,550	-	-	21,550
Deferred consulting expense related to stock options issued to non-employees	-	-	-	-	41,232	-	41,232
BALANCES, September 30, 2003	1,738,418	$17,384	$3,144,494	$2,914,997	$(74,877)	$ -	$6,001,998

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2003 and 2002

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,550	$80,731
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	515,988	565,439
Gain on sale of certain container assets	(550,000)	-
Gain on disposal of available-for-sale securities	-	(52,925)
Deferred income taxes	39,000	50,000
Compensation related to stock options issued	41,232	6,805
Compensation related to stock options issued below fair market value	-	1,468
Changes in certain assets and liabilities:
Accounts receivable, net	306,263	(38,299)
Inventories, net	(736,772)	(1,166,036)
Other current assets	(88,118)	(63,356)
Accounts payable	3,071	241,905
Accrued payroll and related taxes	6,480	53,105
Accrued income taxes	(27,753)	(497)
Other accrued expenses	(337,806)	32,949
Net Cash Flows from Operating Activities	(806,865)	(288,711)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of the assets of Surgidyne, Inc.	-	(200,000)
Acquisition of the assets of Bellingham Medical, Inc.	-	(350,000)
Purchases of property and equipment	(214,321)	(717,798)
Purchases of intangibles	(81,613)	(47,736)
Proceeds from sale of available-for-sale securities	-	581,996
Proceeds from sale of container division	2,900,000	-
Other assets	-	-
(Increase in) Proceeds from loans on cash surrender value of life insurance	(21,287)	12,020
Net Cash Flows from Investing Activities	2,582,779	(721,518)
CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (payments) on line of credit	(300,000)	300,000
Payments on long-term debt	(832,917)	(715,916)
Proceeds from long-term debt	500,000	-
Payments on capital lease obligation	(5,365)	(2,585)
Proceeds from exercise of stock warrants, net	33,924	90,216
Repurchase of common shares	-	(398,286)
Net Cash Flows from Financing Activities	(604,358)	(726,571)
Net Change in Cash and Cash Equivalents	1,171,556	(1,736,800)
CASH AND CASH EQUIVALENTS - Beginning of Year	591,263	2,328,063
CASH AND CASH EQUIVALENTS - END OF YEAR	$1,762,819	$591,263

STERION INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Sterion Incorporated and subsidiaries (the Company) develops, assembles and markets disposable medical products for use in general and cardiovascular surgery and manufactures sterilization containers and filters for use by hospitals, clinics and surgery centers. The Company sells its products to customers located throughout the world.  On January 15, 2002, the Company changed its name from Oxboro Medical, Inc.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterion Incorporated and its subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.) and Sterion, Inc. Effective May 17, 2002, Sterion, Inc. was merged with and into Sterion Incorporated. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable

The Company reviews customers' credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. If accounts receivable in excess of the provided allowance are determined uncollectible, they are charged to expense in the year that determination is made. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $92,300 and $52,500 at September 30, 2003 and 2002, respectively.

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

Intangible Assets

Intangible assets consisted primarily of costs related to patents acquired with the purchase of the assets by Sterion, Inc., and were being amortized using the straight-line method over their estimated useful lives of 30 to 166 months (weighted average life of 7.33 years). Accumulated amortization related to these assets was $0 and $280,807 at September 30, 2003 and 2002, respectively.  Patents related to the Sterion acquisition were sold during the year ended September 30, 2003 (see note 2).

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

Available-For-Sale Securities

Investments held by the Company were classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."  Investments classified as available-for-sale securities were carried at quoted market prices of the underlying security with any unrealized holding gains and losses, net of any related tax effect, presented as accumulated other comprehensive income within stockholders' equity.  There were unrealized losses of $56,654 for the year ended September 30, 2002, net of benefit from income taxes of $27,000 for the year ended September 30, 2002 and net of reclassification adjustment for gains included in net income of $(56,654) for the year ended September 30, 2002.  Realized gains are determined on the specific identification method and are reflected in net income, and were $52,925 for the year ended September 30, 2002.

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

The Company records amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs."  Shipping and handling costs incurred by the Company are included in cost of goods sold.

Research and Development

The Company expenses all costs related to product research and development as incurred.  Research and development expense was $52,837 and $16,094 for the years ended September 30, 2003 and 2002, respectively.

Advertising

Advertising costs are charged to operations when incurred.  Advertising expense was $61,119 and $144,530 for the years ended September 30, 2003 and 2002, respectively.

Stock-Based Compensation

The Company uses the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options.  Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of common stock exceeds the exercise price of the stock option on the date of grant.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 as an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for interim periods beginning after December 15, 2002.  The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended September 30, 2003.  The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."  Accordingly, no compensation cost has been recognized with respect to stock options.  Had compensation cost for the Company's stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123, the Company's net income (loss) would have changed to the pro forma amounts indicated below:

	Fiscal 2003	Fiscal 2002
Net income (loss):
As reported	$ 21,550	$ 80,731
Pro forma	$ (115,935)	$ 24,915
Net earnings (loss) per share basic:
As reported	$ 0.01	$ 0.05
Pro forma	$ (0.07)	$ 0.01
Net earnings (loss) per share diluted:
As reported	$ 0.01	$ 0.04
Pro forma	$ (0.06)	$ 0.01

Stock based compensation:
As reported	$ 41,232	$ 8,273
Pro forma	$ 137,485	$ 55,816

The pro forma amounts may not be representative of the effects on reported net income (loss) for future years.  The per share, weighed-average fair value of each option granted is calculated using the Block-Scholes option-pricing model with the following weighted-average assumptions used for grants in the following years:

	Fiscal 2003	Fiscal 2002
Risk free interest rate	3-4.25%	3-5%
Expected life of options granted	5-10 years	5-10 years
Expected volatility range	42.4%	51.9%
Expected dividend yield	0%	0%

The weighted average fair value of options granted during the years ended September 30, 2003 and 2002 was $5.52 and $4.46, respectively.  At September 30, 2003, the weighted average remaining contractual life of outstanding options was 6.22 years.

Net Earnings per Share

Basic earnings per share are computed by dividing the net income by the weighted average number of shares outstanding for the reporting period.  The Company's diluted net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.  Options totaling 202,000 and 30,000 were excluded from the computation of diluted earnings per share for the years ended September 30, 2003 and 2002 as their effect was antidilutive.  Following is a reconciliation of basic and diluted net earnings per share:

	Fiscal 2003	Fiscal 2002
Net earnings per share - basic:
Net income	$21,550	$80,731

Weighted average shares outstanding	1,729,585	1,754,572

Net earnings per share - basic	$0.01	$0.05

Net earnings per share - diluted:
Net income	$21,550	$80,731

Weighted average shares outstanding	1,729,585	1,754,572
Effect of diluted securities	89,283	300,734
Weighted average shares outstanding	1,818,868	2,055,306

Net earnings per share - diluted	$0.01	$0.04

Comprehensive Income

SFAS No. 130 "Reporting Comprehensive Income", establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.  Comprehensive income consists of the Company's net income and net unrealized gains (losses) on available-for-sale securities and is presented in the consolidated statements of operations and comprehensive income. SFAS No. 130 only requires additional disclosures in the consolidated financial statements.  It does not affect the Company's consolidated financial position or results of operations.

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

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on consolidated net income or stockholders’ equity.

Impact of Recently Issued Accounting Standards

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003.  This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements.  The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares.  The Company does not have any financial instruments as defined by SFAS No. 150.  The adoption of SFAS No. 150 did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not effect the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46).  FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material effect on its consolidated financial statements.

NOTE 2 - Acquisitions and Dispositions of Assets

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

	Surgidyne	Bellingham
Accounts receivable	$ 41,893	$ -
Inventories	100,892	44,426
Property and equipment	20,000	65,000
Intangible assets	4,000	-
Goodwill	103,671	252,768
Liabilities assumed	(70,456)	(12,194)
Net purchase price	$ 200,000	$ 350,000

SFAS No. 141, "Business Combinations," includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 "Goodwill and Other Intangible Assets" indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives. The Company performed the required goodwill impairment test and determined an impairment charge was not required at September 30, 2003 or 2002. The estimated fair value of the reporting unit was estimated using the expected present value of future cash flows. Components of intangible assets are as follows:

	September 30, 2003		September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization
Patents and trademarks	$ 69,767	$ -	$1,286,060	$280,807
Design, layout and artwork costs	$ 55,950	$ 7,612	$ 34,213	$ -
Intangible assets not subject to amortization
Goodwill	$356,439	$ -	$ 331,802	$ -

The change in the carrying value of goodwill is as follows:

Balance of goodwill at September 30, 2002	$331,802
Adjustments to purchase price on acquisitions during the year ended September 30, 2003	24,637
Balance of goodwill at September 30, 2003	$356,439

Amortization expense of intangible assets was $130,870 and $198,216 for the years ended September 30, 2003 and 2002, respectively.  A portion of the intangible assets associated with this amortization were sold on May 7, 2003. Amortization expense is estimated to approximate $32,603, $32,603, $24,991, $13,953, and $13,953 for the years ending September 30, 2004, 2005, 2006, 2007, and 2008, respectively.

Intangible assets will be amortized over their estimated lives.  The accompanying unaudited pro forma condensed consolidated results of operations for the years ended September 30, 2003 and 2002, give effect to the acquisitions of Surgidyne and Bellingham as if such transactions had occurred on October 1, 2001.

The unaudited pro forma information does not purport to represent what the Company's consolidated results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company's results of future operations for the years ended September 30:

	2003	2002
Sales, net	$9,023,956	$9,911,330
Income/(loss) from operations	$ (402,649)	$ 122,845
Net income	21,550	2,642
Net income per share:
Basic	$ 0.01	$ 0.00
Diluted	$ 0.01	$ 0.00

On May 7, 2003 the Company sold certain assets, and assigned certain liabilities, relating to the Company's sterile container product line to STERIS Corporation for $2,900,000 in cash pursuant to an Asset Purchase Agreement dated May 7, 2003. The purchase price was subject to adjustment within 60 days of the closing for the value of net finished goods inventory. As of September 30, 2003 there has been no adjustment to the purchase price for the value of net finished goods inventory. In connection with the closing of the sale to STERIS Corporation, the Company repaid its outstanding indebtedness to Crown Bank of $1,166,263 as of May 7, 2003, representing $647,500 outstanding as of May 7, 2003 relating to the revolving line of credit and $518,763 outstanding as of May 7, 2003 relating to the promissory note.

Firm Price Commitment Manufacturing and Supply Agreement

The Company entered into a firm price commitment manufacturing and supply agreement in connection with the sale of its container division. The agreement was entered into with the buyer of the assets to obtain from the Company the manufacture of products, upon request of the buyer. The manufacturing and supply agreement is based on the forecasted sales of certain products by the buyer at agreed upon prices and expires on December 31, 2006. The buyer may terminate the agreement any time after May 7, 2004 by providing a 90 days termination notice to the Company.

NOTE 3 - Inventories, net

Inventories consisted of the following at September 30:

	2003	2002
Raw materials	$1,770,694	$1,318,737
Work in process	524,213	653,778
Finished goods	893,306	1,230,464
Total	3,188,213	3,202,979
Less: valuation reserve	(11,303)	(55,903)
Inventories, net	$3,176,910	$3,147,076

NOTE 4 - Property and Equipment

Property and equipment consisted of the following at  September 30:

	2003	2002

Land	$ 57,211	$ 57,211
Building	1,002,389	1,001,977
Containers	-	452,694
Furniture and equipment	2,204,094	2,265,450
Total	3,263,694	3,777,332
Less: accumulated depreciation and amortization	(1,694,847)	(1,564,730)
Net	$1,568,847	$2,212,602

Depreciation and amortization expense on property and equipment was $385,118 and $367,223 for the years ended September 30, 2003 and 2002, respectively.

NOTE 5 - Other Accrued Expenses

Other accrued expenses consisted of the following at September 30:

	2003	2002
Accrued royalties	$ -	$ 36,986
Accrued warranty costs	-	40,000
Accrued professional fees	5,000	26,475
Other accrued expenses	47,977	59,054
Total	$ 52,977	$162,515

NOTE 6 - Line of Credit - Bank

During July 2003, the Company entered into a $1,000,000 line of credit agreement with Citizens Independent Bank.    The line of credit is subject to a defined borrowing base.  Amounts outstanding are due on July 1, 2004 and bear interest at prime plus .5% (4.5% at September 30, 2003).  The line is secured by substantially all assets of the Company.  At September 30, 2003, the Company was in compliance with the financial covenants.  There were no outstanding borrowings on this line of credit at September 30, 2003. (See Note 18)

During May 2001, the Company entered into a $675,000 revolving line of credit with Crown Bank.  This line was paid in full during the year ended September 30, 2003. (See Note 2)

NOTE 7 - Long-Term Debt

Long-term debt consisted of the following at September 30:

	2003	2002
Mortgage note payable - StanCorp Mortgage Investors, LLC - monthly installments of $8,175 including interest at 8.5%, due February 2011, secured by building and land.	$ 869,393	$ 947,852
Note payable - Citizens Independent Bank - monthly installments of $9,323 including interest at prime plus .5% (4.5% at September 30, 2003), due July 2008, secured by substantially all assets of the Company (See Note 18).	484,360	-
Note payable - Crown Bank - paid in full. (See Note 2).	-	738,818
Totals	1,353,753	1,686,670
Less: Current portion	(116,820)	(345,281)
Long-term portion	$1,236,933	$1,341,389

Future maturities on long-term debt for the years ending September 30 are as follows:

2004	$ 116,820
2005	123,567
2006	130,406
2007	137,662
2008	125,632
Thereafter	719,666
Total	$ 1,353,753

NOTE 8 - Capital Lease Obligation

During the year ended September 30, 2002, the Company entered into a lease agreement for the use of equipment.  The lease agreement expires in August 2004.  The lease was recorded as a capital lease obligation and bears interest at 5%.  The obligation is secured by the property under lease. The total cost of the leased equipment was $12,631, and accumulated amortization on the leased equipment was $2,836 and $902 at September 30, 2003 and 2002, respectively.

The following is a schedule of future minimum lease payments under capital lease together with the present value of the net minimum lease payments as of September 30, 2003:

Future minimum lease payments due at
September 30, 2003	$ 5,268
Less: Amount representing interest	(587)
Present Value of Future Minimum Lease Payments	4,681
Less: Current portion	(4,681)
Capital Lease Obligation, Net of Current Portion	$ -

NOTE 9 - Stockholders' Equity

During the year ended September 30, 2002, warrants to purchase 8,052 shares were exercised and proceeds were $32,208.  During the year ended September 30, 2002, the Company issued options to purchase 45,000 shares to non-employees.  These options were valued at a range from $1.82 to $3.27 using the Black Scholes pricing method.  Deferred compensation will be expensed over the vesting terms of the option agreements.

During the year ended September 30, 2003, warrants to purchase 8,881 shares were exercised and proceeds were $35,524 and gross proceeds of $1,600 were held by the trustee at September 30, 2003.

Stock Warrants

In connection with an incentive offering, the Company issued warrants to purchase shares of the Company's common stock at $4.00 per share.  The warrants were set to expire on September 29, 2003, but through the action of the board of directors the warrants expiration date was extended to September 30, 2005.  Warrants to purchase a total of 370,493 shares and 379,374 shares were outstanding at September 30, 2003 and 2002, respectively.

Stock Option Plan

The Company has a Stock Option Plan (the Plan) which provides for granting of incentive and nonstatutory stock options to employees and others.  The aggregate of 400,000 shares of the Company's common stock may be granted at exercise prices not less than fair market value at the date of grant (not less than 110% of fair market value for significant stockholders).  The Board of Directors or a committee administers the Plan.  In general, options vest over five years and expire up to ten years from the date of grant.  In addition, the Company has issued options outside the Plan.

Information regarding stock options is summarized below:

	Number of Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options outstanding, September 30, 2001	246,400	$4.52	$3.63-$7.50
Granted	139,868	6.82	4.25-9.74
Cancelled	(61,868)	5.52	4.00-7.60
Exercised	-	-	-
Options outstanding, September 30, 2002	324,400	5.32	3.63-9.74
Granted	30,000	5.52	5.35-5.60
Cancelled	(102,400)	3.77	3.75-7.50
Exercised	-	-	-
Options outstanding, September 30, 2003	252,000	$5.98	$3.63-$9.74
Options exercisable, September 30, 2003	147,133	$5.64	$3.63-$7.90

The following table summarizes information about stock options outstanding at September 30, 2003:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Number	average
Exercise prices	outstanding	contractual life	exercise price	Exercisable	Exercise price
$3.63-$4.00	30,000	3.67	$ 3.63	30,000	$ 3.63
$4.25-$5.35	40,000	6.37	4.84	25,800	4.73
$5.60-$6.50	120,000	6.61	5.95	61,333	5.91
$7.02-$7.95	52,000	6.30	7.53	28,000	7.77
$9.74	10,000	8.08	9.74	2,000	9.74
$3.63-$9.74	252,000	6.22	$ 5.98	147,133	$ 5.64

NOTE 10 - Income Taxes

The Company has net operating loss carryforwards for federal and state purposes of approximately $0 and $245,000 which, if not used, will expire in 2019. The Company also has research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013.  Future changes in the ownership of the Company may place limitations on the use of these carryforwards.  The provision for income taxes consisted of the following components for the years ended September 30:

Current:	2003	2002
Federal	$ -	$ -
State	(25,900)	1,000
Deferred	39,000	50,000
	$13,100	$51,000

The Company's total deferred tax liabilities and deferred tax assets consisted of the following at September 30:

	2003	2002
Total deferred tax assets	$144,000	$204,000
Total deferred tax liabilities	(44,000)	(65,000)
	$100,000	$139,000

Those amounts have been presented in the Company's financial statements as follows at September 30:

	2003	2002
Current deferred tax asset	$144,000	$204,000
Non-current deferred tax liability	(44,000)	(65,000)
	$100,000	$139,000

The Company's deferred tax assets and liabilities are as follows at September 30:

	2003	2002
Deferred tax assets:
Accrued liabilities	$ 32,000	$ 34,000
Allowance for doubtful accounts	31,000	18,000
Inventory valuation adjustments	56,000	67,000
Net operating loss carryforwards	9,000	58,000
Other	16,000	27,000
	144,000	204,000

Deferred tax liabilities:
Depreciation	(44,000)	(65,000)
Net Deferred Tax Asset	$100,000	$139,000

Reconciliation between the statutory rate and the effective tax rate for the years ended September 30 is as follows:

	2003	2002
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	2.0	2.0
Benefit of surtax exemption	-	(7.7)
Other	1.8	10.4
Effective tax rate	37.8%	38.7%

NOTE 11 - Related Party Transactions

In September 1998, the Company entered into certain royalty agreements. A former officer received royalties on medical product sales under certain these royalty agreements.  Royalty expense for the years ended September 30, 2003 and 2002 under these agreements was $53,040 and $48,991, respectively.

NOTE 12 - Retirement Savings Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code.  The Plan covers substantially all full-time employees who have reached the age of 18 and have been employed by the Company for one year or worked 1,000 or more hours during the year.  The Company will match 25% of the first 6% of employee contributions.  Company contributions to the 401(k) plan, which are made at the discretion of management, for the years ended September 30, 2003 and 2002 were $20,165 and $20,350, respectively.

NOTE 13 -  Commitments and Contingencies

Operating Leases

The Company leases a building under a lease expiring in December 2004 at a monthly base rent of $9,000.  The Company also has the option to purchase the building for $950,000 at any time during the lease term.  In addition, the Company leases certain equipment under leases expiring through April 2007.  Monthly base rent is $1,865. Total rent expense was $156,362 and $168,765 for the years ended September 30, 2003 and 2002, respectively.

Future minimum rental payments for the years ending September 30 are as follows:
2004	$ 129,953
2005	42,695
2006	14,259
2007	8,318
Total	$ 195,225

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 common shares of the Company's stock.  As of September 30, 2003 and 2002, the Company has repurchased 55,400 common shares for $398,286.

Legal Proceedings

The Company is involved in various legal actions in the ordinary course of its business.  Although the outcome of any such legal actions cannot be predicted, management believes that there is no pending legal proceedings against or involving the Company for which the outcome is likely to have a material adverse effect upon the Company's financial position or results of operations.

Sterion Royalty Agreement

During the year ended September 30, 2001, the Company entered into a royalty agreement related to the Sterion acquisition. The agreement requires payments of 5% of worldwide net sales and rental revenues through February 2007. Royalty expense under this agreement was $91,517 and $167,357 for the years ended September 30, 2003 and 2002, respectively. The Company no longer has royalty obligations or related revenues due to the sale of its container division.

Royalty Agreement

The Company had a royalty agreement with an unrelated party. The agreement required monthly payments based on 4% of the net sales price of specific products developed by the individual and sold by the Company for the life of the product.  Royalty expense under this agreement was $38,413 for the year ended September 30, 2002. This agreement was terminated by mutual consent of both parties during the year ended September 30, 2002.

Commission Agreement

During the year ended September 30, 2001, the Company entered into a commission agreement with an unrelated party that requires monthly payments of 5% of the sales price of products sold by the unrelated party.  Commission expense related to the agreement was $324,126 for the year ended September 30, 2002.  This agreement was terminated by mutual consent of both parties during the year ended September 30, 2002.

NOTE 14 -  Concentrations

The Company has accounts payable with two vendors representing 34% of total accounts payable.  Purchases from these vendors represent 20% of total purchases for the year ended September 30, 2003.

NOTE 15 - Container Rental

The Company had arrangements with certain customers which provide the Company with monthly usage fees for the use of the Company's sterilization containers.

The containers were depreciated over their useful lives of five years.  Depreciation expense was $57,308 and $88,235 for the years ended September 30, 2003 and 2002, respectively. The Company sold these assets during the year ended September 30, 2003 (see note 2).

NOTE 16 - Supplemental Disclosure of Cash Flow Information

	2003	2002
Supplemental disclosure of cash paid for
Interest	$122,665	$124,484
Cash received for income taxes	-	(12,250)
Noncash investing and financing activities
Shares issued related to exercise of warrants due from trustee	$ 1,600	$ -
Property acquired through capital lease obligation	$ -	$ 12,631
Deferred consulting services related to stock options issued to non-employees	$ -	$124,382
Goodwill related to purchase price adjustment relating to inventory and accrued expenses	$ 24,637	$ -

NOTE 17 - International Operations

Included in the consolidated balance sheets are international inventories of $44,252 at September 30, 2002.  In addition, the Company had international sales of approximately $1,468,765 and $1,729,685 for the years ended September 30, 2003 and 2002, respectively.

NOTE 18 - Subsequent Events (Unaudited)

On November 26, 2003, the Company completed the purchase through its newly-created, wholly-owned subsidiary, LifeSafe Services, Inc., a Minnesota corporation ("LifeSafe"), of certain assets and liabilities of SOS International, Inc. ("SOS) and Complient Corporation ("Complient") relating to SOS's business of buying, leasing and servicing emergency oxygen tanks.  Substantially all of the outstanding capital stock of SOS is held by Complient.

The purchase was pursuant to an Asset Purchase Agreement with a purchase price for the net assets acquired of $2.7 million which the Company paid through a loan plus and assumption of certain liabilities. The terms of the loan requires monthly principal and interest payments of approximately $27,900 at an interest rate of 4.5% through November 1, 2008. The loan is secured by all assets acquired. The reason for the purchase was to use the assets acquired from SOS and Complient to continue the SOS business of buying, leasing and servicing emergency oxygen tanks and expand the medical markets the Company is currently selling products to. The consideration for the purchase was determined through arm's-length negotiations between the Company, LifeSafe, SOS and Complient.  The purchase also included the assumption by LifeSafe from Complient of a Lease dated December 21, 2000, as amended, for approximately 5,000 square foot portion of a building located in Jacksonville, Florida. LifeSafe intends to use the assets acquired from SOS and Complient to continue the SOS business of buying, leasing and servicing emergency oxygen tanks. The allocation of the purchase price to assets acquired and liabilities assumed pursuant to SFAS No. 141 has not been determined at this point. The allocation will be completed prior to the quarter ending December 31, 2003.

On November 26, 2003, the Company increased the amount of borrowings on the line of credit agreement with Citizens Independent Bank from $1,000,000 to $1,800,000. Amounts outstanding are due July 1, 2004 and bear interest at prime plus .5%. The line is secured by substantially all assets of the Company. The Company borrowed $1,173,000 on this line subsequent to year end to finance the SOS and Complient purchase.

On November 26, 2003, the Company paid off the term loan with Citizens Independent Bank of $473,000 and entered into a new five-year term loan in the amount of $1,500,000. Monthly installments of approximately $27,900, including interest at prime plus .5% are due November 2008. The loan is secured by substantially all assets of the Company.  The Company entered into this loan subsequent to year-end to finance the SOS and Complient purchase.