Form 10QSB
period 2003-12-31
STERION INC
filed 2004-02-13
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

(763) 755-9516
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x]  NO [  ]

At February 13, 2004, 1,738,618 shares of the issuer’s Common Stock were outstanding.

STERION INCORPORATED
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at December 31, 2003 (unaudited) and September 30,
2003 (audited)

Consolidated Statements of Operations for the Three Months Ended
December 31, 2003 and 2002 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended December 31,
2003 and 2002 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION:

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$619,062	$1,762,819
Accounts receivable, net	1,447,081	994,629
Inventories, net	3,098,274	3,176,910
Deferred income taxes	144,000	144,000
Other current assets	406,055	270,501
Total Current Assets	5,714,472	6,348,859
PROPERTY AND EQUIPMENT, NET	3,744,084	1,568,847
OTHER ASSETS
Debt issuance costs, net	172,083	-
Intangible assets, net	1,132,077	118,105
Goodwill	506,439	356,439
Cash surrender value of life insurance, net of loans	41,351	41,351
Total Other Assets	1,851,950	515,895

Total Assets	$11,310,506	$8,433,601

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit, bank	$901,000	$ -
Current portion of long-term debt	305,539	116,820
Accounts payable	733,442	731,300
Accrued payroll and related taxes	218,111	244,892
Deferred revenue	819,650	-
Other accrued expenses	107,536	57,658
Total Current Liabilities	3,085,278	1,150,670
LONG-TERM LIABILITIES
Long-term debt, net of current portion	2,011,049	1,236,933
Deferred income taxes	44,000	44,000
Total Liabilities	5,140,327	2,431,603
STOCKHOLDERS' EQUITY
Capital stock, $.01 par value, 20,000,000 common shares
authorized, 5,000,000 undesignated shares authorized,
1,800,318 and 1,800,118 common shares issued and
1,738,618 and 1,738,418 outstanding	17,386	17,384
Additional paid-in capital	3,320,292	3,144,494
Retained earnings	2,898,018	2,914,997
Deferred compensation	(65,517)	(74,877)
Total Stockholders' Equity	6,170,179	6,001,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,310,506	$8,433,601

See accompanying notes to consolidated financial statements

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	December 31,
	2003	2002

Sales, net	$2,383,762	$2,228,737

Cost of goods sold	1,538,020	1,102,231
Gross profit	845,742	1,126,506

Selling, general and administrative expenses	842,892	1,157,909
Income (loss) from operations	2,850	(31,403)

Other income (expense)
Interest expense	(32,910)	(34,756)
Investment income	4,081	91
Total other expense	(28,829)	(34,665)

Loss before income taxes	(25,979)	(66,068)

Benefit from income taxes	(9,000)	(23,000)
Net loss	$ (16,979)	$ (43,068)

Net loss per share:
Basic	$(0.01)	$(0.02)
Diluted	(0.01)	(0.02)
Weighted average common and common equivalent shares outstanding:
Basic	1,738,435	1,729,537
Diluted	1,738,435	1,729,537

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	December 31,
	2003	2002

Cash flows from operation activities:
Net loss	$ (16,979)	$ (43,068)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	104,672	155,038
Compensation related to non-employee stock options	9,360	11,636
Amortization of debt issuance costs	2,917	-
Deferred income taxes	-	(23,000)
Changes in certain assets and liabilities:
Accounts receivables, net	(156,645)	61,527
Inventories, net	131,526	(154,098)
Other current assets	(137,154)	(121,646)
Accounts payable	(24,969)	(202,395)
Accrued payroll and related taxes	(71,781)	153,914
Deferred revenue	13,650	-
Other accrued expenses	(23,554)	(29,050)
Net Cash flows from operating activities:	(168,957)	(191,142)

Cash flows from investing activities:
Proceeds from sale of property and equipment	650	-
Purchase of intangibles	(72,444)	(16,921)
Acquisition of certain assets of Oxygen Business
of Complient Corporation	(2,700,000)	-
Purchases of property and equipment	(67,673)	(61,493)
Increase in loans on cash surrender value of life insurance	-	(3,449)
Net Cash flows from investing activities	(2,839,467)	(81,863)

Cash flows from financing activities:
Net increase in line of credit, bank	901,000	300,000
Proceeds from long-term debt	1,500,000	-
Payments on long-term debt	(537,165)	(84,195)
Payments on capital lease obligation	(1,568)	-
Proceeds from exercise of stock warrants	2,400	-
Net Cash flows from financing activities:	1,864,667	215,805

Net decrease in cash and cash equivalents	(1,143,757)	(57,200)

Cash and cash equivalents - beginning of period	1,762,819	591,263
Cash and cash equivalents - end of period	$ 619,062	$ 534,063

Supplemental cash flow information:
Cash paid for interest	$ 34,753	$ 34,756
Cash paid for income taxes	$ -	$ -

Noncash investing and financing activities:
Stock options issued for guarantee of long-term debt	$ 175,000	$ -

See accompanying notes to consolidated financial statements

STERION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

Note 2 - Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Sterion Incorporated and its subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.) and its newly created subsidiary LifeSafe Services, Inc. (created November 26, 2003). All significant intercompany transactions and balances have been eliminated in consolidation.

  Accounts Receivable – Accounts receivables are shown net of an allowance for doubtful accounts of approximately $85,700 and $92,300 at December 31, 2003 and September 30, 2003, respectively.

Amortization - Patents and trademarks are being amortized over their estimated useful lives using the straight-line method.

Debt Issuance Costs – Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the interest method. During the three months ended December 31, 2003, the Company issued 100,000 five-year options, vested immediately, with an exercise price of $6.00, which were valued at $175,000. These options were granted to two directors of the Company for their guarantee of the indebtedness to Citizens Independent Bank.

Income Taxes - The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” under which deferred income tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws.  These temporary differences include depreciation and related party accruals.

Research and Development - The Company expenses costs all related to product research and development as incurred.  Research and development expense was $13,526 and $16,205 for the three months ended December 31, 2003 and 2002, respectively.

Stock-Based Compensation - The Company uses the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and stock based compensation.  Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of common stock exceeds the exercise price of the stock option on the date of grant.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for the Company's stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123, the Company's net loss would have changed to the pro forma amounts indicated below:

Three Months Ended Dec. 31,
	Fiscal 2003	Fiscal 2002
Net loss:
As reported	$ (16,979)	$ (43,068)
Pro forma	$ (96,479)	$ (119,344)
Net loss per share basic:
As reported	$ (0.01)	$ (0.02)
Pro forma	$ (0.06)	$ (0.07)
Net loss per share diluted:
As reported	$ (0.01)	$ (0.02)
Pro forma	$ (0.06)	$ (0.07)

Stock based compensation:
As reported	$ 9,360	$ 11,636
Pro forma	$ 79,500	$ 76,276

The pro forma amounts may not be representative of the effects on reported net loss for future years. The per share, weighed-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Fiscal 2003	Fiscal 2002
Risk free interest rate	3-4.25%	3-5%
Expected life of options granted	5-10 years	5-10 years
Expected volatility range	42.4%	51.9%
Expected dividend yield	0%	0%

Note 3 – Inventories - Inventories consist of medical and operating room supplies, wound closure strips, surgical wound drainage supplies, sterilization containers and filters, first aid supplies and training materials and are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Inventories consisted of the following at:

	December 31, 2003	September 30, 2003

Raw materials	$1,904,096	$1,770,694
Work in process	312,078	524,213
Finished goods	922,273	893,306
Total	3,138,447	3,188,213
Less: valuation reserve	(40,173)	(11,303)
Inventories, net	$3,098,274	$3,176,910

Note 4 - Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of outstanding common shares. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive.

All options and warrants were anti-dilutive for the three months ended December 31, 2003 and 2002.

Note 5 - Income Taxes

The Company recorded a benefit from income taxes of $(9,000) and $(23,000) for the three months ended December 31, 2003 and 2002, respectively.

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

The Company’s deferred tax asset as of December 31, 2003 and September 30, 2003 was $144,000. The deferred tax liability as of December 31, 2003 and September 30, 2003 was $44,000.

Note 7 - Intangible Assets

Intangible assets primarily consist of franchise licenses, customer lists, covenants not to compete and debt issuance costs associated with the purchase of assets of SOS International, Inc. (SOS) by LifeSafe Services, Inc. and are being amortized using the straight-line method over their estimated useful lives of 60 to 180 months (weighted average life of 10.15 years.) The amortization expense related to the assets, not including the debt issuance costs, was $8,472 and $0 for the three months ended December 31, 2003 and 2002. The estimated amortization expense for the related intangible assets for years ending September 30, 2004, 2005, 2006, 2007, and 2008 is $84,722, $101,667, $101,667, $101,667 and $101,667, respectively.

Note 8 – Deferred Revenue and Service Cost Liability

With the acquisition of certain assets and liabilities of SOS and Complient Corporation (Complient), by the Company’s LifeSafe Services subsidiary, the Company assumed the obligation to provide on-going service to existing customers and in the course of business enter into new service agreements or leases. Such leases are accounted for as operating leases. In addition to leasing the equipment, the Company also provides training and equipment servicing over the lease term. These service agreements or operating leases generally require payments in advance that are deferred as reported revenue and are recognized as revenue on a pro-rated basis over the term of the service agreement. In addition to lease payment advances, deferred revenue also consists of customer deposits and prepayments for services not yet rendered. Deferred revenues are recognized ratably over the term of the contracts, typically 3 to 12 months. The net amount of deferred revenue at December 31, 2003 was $819,650, $806,000 of which represented the portion recognized at the time of acquisition and $13,650 deferred during December 2003. Deferred revenue was $0 at December 31, 2002.

Note 9 - Long-term Debt

During July 2003, the Company entered into a $1,000,000 line of credit agreement with Citizens Independent Bank. The line of credit is subject to a defined borrowing base. Amounts outstanding are due on July 1, 2004 and bear interest at prime plus .5% (4.5% at December 31, 2003 and September 30, 2003). The line is secured by substantially all assets of the Company. On November 26, 2003, concurrent with the SOS purchase, the Company increased the amount of borrowings available on the line of credit agreement with Citizens Independent Bank from $1,000,000 to $1,800,000. As of December 31, 2003, outstanding borrowings were $901,000.

During July 2003 the Company obtained a term loan from Citizens Independent Bank in the amount of $500,000. On November 26, 2003, the Company paid off the term loan balance of $473,000 with Citizens Independent Bank and entered into a new five-year term loan in the amount of $1,500,000. The terms of the loan require monthly principal and interest payments of approximately $27,900 at an interest rate of prime plus 0.5% (4.5% at December 31, 2003) through November 1, 2008. The loan is secured by substantially all assets of the Company.  The Company entered into this $1,500,000 loan to finance the SOS and Complient purchase described in Note 11 – Acquisition and Disposition of Assets. As of December 31, 2003 the outstanding balance was $1,456,433. The Company was not in compliance with the covenants of this loan and obtained a waiver at December 31, 2003.

Note 10 - Commitments and Contingencies

Stock Repurchase Program - In September 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 shares of the Company's common stock.  As of December 31, 2003 and 2002, the Company has repurchased 55,400 shares of common stock for $398,286.

Note 11 – Acquisitions and Disposition of Assets

On November 26, 2003, Sterion Incorporated (“Sterion” or the “Company”) completed the purchase through its newly-created, wholly-owned subsidiary, LifeSafe Services, Inc., a Minnesota corporation (“LifeSafe”), of certain assets and liabilities of SOS International, Inc. (“SOS”) a subsidiary of Complient Corporation (“Complient”).  As a result of this acquisition the Company is in the business of leasing and servicing emergency oxygen tanks.

The acquisition of assets from Complient was pursuant to an Asset Purchase Agreement with a purchase price for the net assets acquired of $2.7 million. The Company in part financed the acquisition with net proceeds from its borrowings as arranged with Citizens Independent Bank (See Note 9 – Long Term Debt) plus the assumption of certain liabilities. In addition, the company acquired certain intangible assets including rights under SOS’s franchise agreement and customer lists. The company assumed the obligation to service the existing customers. Such obligation is reflected as assumed liabilities in the following table. The Company has engaged an outside appraiser to confirm the value of the intangible assets. Although the report was not finished as of the date of this filing, the Company feels that there will be no significant adjustments. However, the Company does expect to make any adjustments to the values of the intangible assets, based on the independent appraisal, in the three-month period ending March 31, 2004. The consideration for the purchase was determined through arm's-length negotiations between the Company, LifeSafe, SOS and Complient.  The purchase also included the assumption by LifeSafe from Complient of a Lease dated December 21, 2000, as amended, for approximately 5,000 square foot portion of a building located in Jacksonville, Florida.

Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting. The acquisition of assets and assumed liabilities of Oxygen leasing and servicing business of Complient were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. The following table is a condensed balance sheet summarizing the amounts assigned to the assets acquired and liabilities assumed:

SOS/Complient
Accounts receivable	$ 295,807
Inventories	52,890
Property and equipment	2,204,414
Intangibles	950,000
Goodwill	150,000
Liabilities assumed	(953,111)
Net purchase price	$ 2,700,000

SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 “Goodwill and Other Intangible Assets” indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with identifiable lives will continue to be amortized over their useful lives.  The Company performed the required goodwill impairment test and determined an impairment charge was not required at December 31, 2003. The estimated fair value of the reporting unit was estimated using the expected present value of future cash flows. Components of all intangible assets are as follows:

	December 31, 2003		September 30, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Customer lists	$ 350,000	$ 2,917	$ -	$ -
Franchise fees	400,000	2,222	-	-
Covenant not to compete	200,000	3,333	-	-
Patents and trademarks	139,111	-	69,767	-
Design, layout and artwork costs	59,050	7,612	55,950	7,612
Total	$1,148,161	$16,084	$125,717	$7,612
Intangible assets not subject to amortization
Goodwill	$ 506,439	$ -	$356,439	$ -

The increase in recorded goodwill of $150,000 during the months ended December 31, 2003 relates to the SOS acquisition. In addition, the increase in customer lists, franchise fees and the covenant not to compete during the three months ended December 31, 2003 relates to the SOS acquisition.

The following unaudited pro forma condensed results of operations for the three months ended December 31, 2003 and 2002, give effect to the acquisitions of the Oxygen Business of Complient as if such transactions had occurred on October 1, 2002.

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations:

	For the Three Months Ended December 31,
	2003	2002

Sales, net	$2,898,989	$2,891,986

Income from operations	$ 155,987	$ 133,102

Net income	$ 57,939	$ 129,588

Net income per share:
Basic	$0.02	$.07
Diluted	$0.02	$.07

On May 7, 2003 the Company sold certain assets, and assigned certain liabilities, relating to the Company's sterile container product line to STERIS Corporation (“STERIS”) for $2,900,000 in cash pursuant to an Asset Purchase Agreement dated May 7, 2003. The purchase price was subject to adjustment within 60 days of the closing for the value of net finished goods inventory. However, under the terms of the Asset Purchase Agreement no adjustment was made to the purchase price for the value of net finished goods inventory. In connection with the closing of the sale to STERIS Corporation, the Company repaid its outstanding indebtedness to Crown Bank of $1,166,263 as of May 7, 2003, representing $647,500 outstanding as of May 7, 2003 relating to the revolving line of credit and $518,763 outstanding as of May 7, 2003 relating to the promissory note.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

Sterion Incorporated (“Sterion” or the “Company”), formerly known as Oxboro Medical, Inc. develops, manufactures, and markets medical and surgical devices. The Company changed its name to Sterion Incorporated in January 2002. The Company has broadened its product offerings, originally consisting of silicone loops, clamp covers, instrument guards, suture aid booties and identification sheet and roll tape, with the January 2002 acquisition of a line of surgical drainage and fluid containment systems from Surgidyne, Inc. and with the February 2002 acquisition of the private-label wound closure strip manufacturing business from Bellingham Medical, Inc. in. The Company acquired a product line consisting of sterilization containers from Johnson & Johnson Medical Division of Ethicon, Inc. in April 2001 and on May 6, 2003 the Company sold the majority of these assets including all product rights to STERIS Corporation (“STERIS”) of Mentor, OH. The Company continues to manufacture the products for STERIS under a manufacturing agreement. On November 26, 2003, Sterion completed the purchase, through its newly-created wholly-owned subsidiary LifeSafe Services, Inc (“LifeSafe”) of certain assets and liabilities of SOS International, Inc., a wholly owned subsidiary of Complient Corporation relating to SOS’s business of buying, leasing and servicing emergency oxygen tanks.

Net sales for the Company were $2,383,762 for the three-month period ended December 31, 2003 as compared to $2,228,737 for the three-month period ended December 31, 2002. Net sales for the Sterion brand of core products were $1,351,684 and $1,287,593 for the three month periods ended December 31, 2003 and 2002, respectively. Net sales for the container products produced under the manufacturing agreement with STERIS for those same three-month periods were $704,715 and $753,954, respectively, reflecting in part the transition to a contract manufacturing arrangement following the sale of the product line to STERIS in May 2003. For the three month period ended December 31, 2003 and December 31, 2002, net sales for the Surgidyne product line were $78,236 and $88,168, respectively, and net sales for the private label line were $218,471 and $98,662, respectively. Net sales for the newly created and wholly owned subsidiary LifeSafe were $30,656 for the period ended December 2003 with actual sales commencing after the November 26, 2003 acquisition. (See Note 11 – Acquisitions and Dispositions of Assets.)

Net sales as a percentage increased 7.0% overall for the three-month period ended December 31, 2003 as compared to the corresponding period ended December 31, 2002. This increase was mainly the result of significantly higher net sales of private label products and slightly higher net sales of the Company’s original core products, offset by decreased net sales of the Company’s Sterion Container products and the Surgidyne line for the period ended December 31, 2003 compared to the same period 2002. The small growth in net sales of the Company’s original core products was due to increased volume in the Sterion’s Distribution marketing channel. Net sales of private label products increased 121% from the three-months ended December 31, 2002 as compared to the three-months ended December 31, 2002. New product introductions and increased sales efforts were responsible for the higher private label net sales. The 11% decrease in Surgidyne net sales for the period ended December 31, 2003 as compared to the same three month period ended 2002 were the results of the continuing erosion of the product lines original customer base. However, new product introductions scheduled for release in the second quarter, are expected to significantly increase net sales for the Surgidyne product line. Net sales in the Sterion container line were somewhat lower when comparing the three months ended December 31, 2003 and 2002. The container product line, as expected, is still transforming into a contract manufacturer for STERIS.

Gross profit for the three-month period ended December 31, 2003 was $845,742 as compared to $1,126,506 for the corresponding period in fiscal 2002.  Gross profit as a percentage of net sales for the three months ended December 31, 2003 and 2002 was 35.5% and 50.5%, respectively. The decrease in gross profit percentage for the comparative periods resulted from the continued expansion of our private label business and the conversion of our container facility into a contract manufacturer for STERIS.

Net loss for the three-month period ended December 31, 2003 was $16,979 as compared to a net loss of $43,068 in the same period of fiscal 2003. The reduction in net loss is primarily related to the Company’s continuing efforts to reduce operating expenses. Operating income was $2,850 for the three-month period ended December 31, 2003 as compared to a loss of $31,403 in the three-month period ended December 31, 2002. The selling, general and administrative expenses for the period ended December 31, 2003 were $842,892 compared to $1,157,909 for the same period of 2002. The reduction of $315,017 in expenses, however, was offset by higher costs in our manufacturing process as the Company continued to expand its private label product lines, the continued conversion of the container division into a contract manufacturer and the costs associated with the start-up of a new Surgidyne product line.

Liquidity and Capital Resources

The Company has typically financed its operations through internal working capital and a bank line of credit. Financing of its building has been through a long-term mortgage. The Company believes it has adequate capital to meet its cash requirements for the next twelve months from its internal working capital and bank line of credit. As of December 31, 2003, the Company had working capital of $2,629,194 as compared to $5,198,189 at September 30, 2003, and long-term debt of $2,011,049 at December 31, 2003 compared to $1,236,933 at September 30, 2003. As of December 31, 2003, the Company had $619,062 in cash and cash equivalents as compared to $1,762,819 at September 30, 2003.  The decrease in cash and cash equivalents is a result of the purchase of certain assets from Complient Corporation (See Note 11). During the three months ended December 31, 2003, the Company paid $2,700,000 as the purchase price for the acquisition of assets, which was offset by the long-term debt agreement in the amount of $1,500,000 and line of credit borrowings in the amount of $901,000. The decrease in working capital from September 30, 2003 principally relates to the increase in current liabilities related the SOS purchases, plus a reduction in cash and cash equities related to the SOS purchase.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2003. The accounting policies used in preparing our interim 2004 consolidated financial statements are the same as those described in our Annual Report.

Our critical accounting policies and estimates are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition (b) allowance for uncollectible accounts receivable (c) inventories and (d) long-lived assets.

(a) Revenue Recognition - The Company’s revenues are recognized when products are shipped to unaffiliated customers.  Revenues from lease programs are recognized on a straight-line basis over the life of the lease. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 104.

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

(c) Inventories and Related Allowance for Obsolete and Excess Inventory - Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales for the next twelve months. Future changes in products ordered by our customers may require an adjustment to the allowance for obsolete and excess inventory.

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment, and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue. In addition, goodwill recorded at December 31, 2003 is not subject to amortization. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment charges need to be recorded as of December 31, 2003.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company.  When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify such forward-looking statements.  The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our Annual Report for the on Form 10-KSB for the year ended September 30, 2003 under the caption “Risks Related to Our Business,” as well as others not now anticipated.  These risks and uncertainties include, without limitation: our ability to successfully operate and as appropriate, to integrate acquired business’s products and introduce new products; our ability to increase sales of new products; pricing strategies of competitors; the success of competitive products; general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products; the effect of government regulation of our products; continuing relationships with our third party suppliers; and overall economic conditions, including stock market fluctuation or disruption, inflation and consumer buying patterns.

Item 3. Controls and Procedures

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

(b) Internal Control Over Financing Reporting.  There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a)

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

99.1

Certification pursuant to 18 U.S.C. §1350

(b)

Reports on Form 8-K:

During the quarter covered by this report, the Company filed a Current Report on Form 8-K dated November 26, 2003 reporting under Item 2 the acquisition by the Company’s wholly-owned subsidiary, LifeSafe Services, Inc., of certain assets and liabilities of SOS International, Inc. and Complient Corporation and filing under Item 7 certain exhibits relating to this transaction.

During the quarter covered by this report, the Company also furnished a Current Report on Form 8-K dated December 17, 2003 reporting, under Item 12, the disclosure of information regarding its results of operations for its quarter ended September 30, 2003 and attaching as an exhibit a press release regarding its results of operations for that period under Item 7.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERION INCORPORATED
Date: February 13, 2004	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: February 13, 2004	By: /s/ Mark Buckrey Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)