Form 10QSB
period 2004-03-31
STERION INC
filed 2004-05-13
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(763) 755-9516
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x]  NO [  ]

At May 7, 2004, 1,738,618 shares of the issuer's Common Stock were outstanding.

STERION INCORPORATED
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at March 31, 2004 (unaudited) and September 30,
2003 (audited)

Consolidated Statements of Operations for the Three Months and Six Months Ended
March 31, 2004 and 2003 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended March 31,
2004 and 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION:

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	September 30, 2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 807,360	$1,762,819
Accounts receivable, net	1,775,484	994,629
Inventories, net	3,231,430	3,176,910
Deferred income taxes	144,000	144,000
Other current assets	404,809	270,501
Total Current Assets	6,363,083	6,348,859
PROPERTY AND EQUIPMENT, NET	3,709,951	1,568,847
OTHER ASSETS
Intangible assets, net	1,227,064	118,105
Goodwill	429,455	356,439
Cash surrender value of life insurance, net of loans	12,865	41,351
Total Other Assets	1,669,384	515,895

Total Assets	$11,742,418	$8,433,601

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit, bank	$1,259,608	$ -
Current portion of long-term debt	309,555	116,820
Accounts payable	737,256	731,300
Accrued payroll and related taxes	288,747	244,892
Deferred revenue and service cost liability	486,756	-
Other accrued expenses	485,603	57,658
Total Current Liabilities	3,567,525	1,150,670
LONG-TERM LIABILITIES
Long-term debt, net of current portion	1,936,395	1,236,933
Deferred income taxes	44,000	44,000
Total Liabilities	5,547,920	2,431,603
STOCKHOLDERS' EQUITY
Capital stock, $.01 par value, 20,000,000 common shares
authorized, 5,000,000 undesignated shares authorized,
1,800,318 and 1,800,118 common shares issued and
1,738,618 and 1,738,418 outstanding	17,386	17,384
Additional paid-in capital	3,482,923	3,144,494
Retained earnings	2,899,424	2,914,997
Deferred compensation	(205,235)	(74,877)
Total Stockholders' Equity	6,194,498	6,001,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,742,418	$8,433,601

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003

Sales, net	$2,520,191	$2,467,885	$4,903,953	$4,696,622

Cost of goods sold	1,412,388	1,377,717	2,950,408	2,479,948
Gross profit	1,107,803	1,090,168	1,953,545	2,216,674

Selling, general and administrative expenses	1,058,717	1,010,828	1,901,609	2,168,737
Income from operations	49,086	79,340	51,936	47,937

Other income (expense)
Interest expense	(49,299)	(34,245)	(82,209)	(69,001)
Other income	1,619	42	5,700	133
Total other income (expense)	(47,680)	(34,203)	(76,509)	(68,868)

Income (loss) before income taxes	1,406	45,137	(24,573)	(20,931)

Provision for (benefit from) income taxes	-	16,000	(9,000)	(7,000)
Net income (loss)	1,406	29,137	(15,573)	(13,931)

Net income (loss) per share:
Basic	$.00	$.02	$(.01)	$(.01)
Diluted	$.00	$.02	$(.01)	$(.01)
Weighted average common and common equivalent shares outstanding:
Basic	1,738,618	1,729,537	1,738,527	1,729,537
Diluted	1,879,806	1,786,849	1,738,527	1,729,537

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$ (15,573)	$ (13,931)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	270,682	318,263
Compensation related to non-employee stock options	32,273	41,232
Amortization of debt issuance costs	11,667	-
Deferred income taxes	-	(7,000)
Changes in operating assets and liabilities:
Accounts receivables, net	(408,064)	(204,186)
Inventories, net	(1,630)	(368,778)
Other current assets	(135,907)	(152,160)
Accounts payable	(22,701)	221,187
Accrued payroll and related taxes	(1,144)	10,900
Deferred revenue and service cost liability	63,090	-
Accrued income taxes	-	(500)
Other accrued expenses	(24,711)	(82,886)
Net cash flows from operating activities	(232,018)	(237,859)

Cash flows from investing activities:
Proceeds from sale of property and equipment	650	-
Purchase of intangibles	(33,819)	(54,325)
Acquisition of certain assets of Oxygen Business
of Complient Corporation, net of liabilities assumed	(2,700,000)	-
Purchases of property and equipment	(169,828)	(143,587)
Prepaid interest and cash value of life insurance	28,486	(3,449)
Net cash flows from investing activities	(2,874,511)	(201,361)

Cash flows from financing activities:
Net increase in line of credit, bank	1,259,608	300,000
Proceeds from long-term debt	1,500,000	-
Payments on long-term debt	(607,803)	(174,534)
Payments on capital lease obligation	(3,135)	-
Proceeds from exercise of stock warrants	2,400	-
Net cash flows provided by financing activities	2,151,070	125,466

Decrease in cash and cash equivalents	(955,459)	(313,754)

Cash and cash equivalents, beginning of period	1,762,819	591,263

Cash and cash equivalents, end of period	$ 807,360	$ 277,509

Non-cash financing activities:
Stock options issued for guarantee of long term debt	$175,000	$ 0

See accompanying notes to consolidated financial statements

STERION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 and 2003

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

Accounts receivable - Accounts receivables are shown net of an allowance for doubtful accounts of $118,200 and $92,300 at March 31, 2004 and September 30, 2003, respectively.

Amortization - Patents and trademarks are being amortized over their estimated useful lives using the straight-line method.

Debt issuance costs - Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the interest method. During the six months ended March 31, 2004, the Company issued two five-year options to purchase 100,000 shares of its common stock, vested immediately, with an exercise price of $6.00, which were valued at $175,000 as debt issuance costs. These options were granted to two directors of the Company for their guarantee of the Company’s indebtedness to Citizens Independent Bank. Amortization expense for the three and six months ended March 31, 2004 was $8,750 and $11,667, respectively. Future estimated amortization expense for debt issuance costs are $29,167, $35,000, $35,000, $35,000 and $35,000 for the years ending September 30, 2004, 2005, 2006, 2007 and 2008.

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

Research and development - The Company expenses all costs related to product research and development as incurred.  Research and development expense was $15,281 and $6,210 for the three months ended March 31, 2004 and 2003, respectively, and  $28,807 and $22,415 for the six months ended March 31, 2004 and 2003.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net income (loss):
As reported	$1,406	$29,137	$ (15,573)	$(13,931)
Pro forma	(14,427)	18,450	(110,906)	(147,645)
Basic net income (loss) per common share:
As reported	.00	.02	(.01)	(.01)
Pro forma	(.01)	.01	(.06)	(.09)
Diluted net income (loss) per common share:
As reported	.00	.02	(.01)	(.01)
Pro forma	(.01)	.01	(.06)	(.09)
Stock based compensation:
As reported	$22,913	$ 0	$32,273	$ 0
Pro forma	15,833	10,687	95,333	133,714

The pro forma amounts may not be representative of the effects on reported net loss for future years. The per share, weighed-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003

Risk-free interest rate	5.00%	3.25%	5.00%	3.25%
Expected life of options granted	3-5 years	N/A	3-5 years	5 years
Expected volatility	50.0%	51.9%	50.0%	51.9%
Expected dividend yield	0%	0%	0%	0%

Note 3 - Inventories

Inventories consist of medical and operating room supplies, wound closure strips, surgical wound drainage supplies, sterilization containers and filters, first aid supplies and training materials and are valued at the lower of cost, using the first in, first out (FIFO) method, or market.

	March 31, 2004	September 30, 2003
Inventories consisting of:
Raw materials	$1,658,740	$1,759,391
Work in process	471,729	524,213
Finished Goods	1,100,961	893,306
Total inventories	$3,231,430	$3,176,910

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

For the three months ended March 31, 2004 and 2003, there were outstanding options to purchase 141,188 and 57,312 shares of common stock, respectively, all of which were included as common share equivalents in the computation of diluted net income (loss) per share.  For the six months ended March 31, 2004, there were outstanding options and warrants to purchase 250,000 shares of common stock with a weighted average exercise price of $6.51, none of which were included in the computation of diluted net income (loss) per share for the six months ended because the respective exercise prices were greater than the average market price of the Company’s common stock during the period.

Note 5 - Income Taxes

The Company recorded a provision for (benefit from) income taxes of $0 and $16,000 for the three months ended March 31, 2004 and 2003, and $(9,000) and $(7,000) for the six months ended March 31, 2004 and 2003, respectively.

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

The Company’s deferred tax asset as of March 31, 2004 and September 30, 2003 was $144,000. The deferred tax liability as of March 31, 2004 and September 30, 2003 was $44,000.

Note 7 - Intangible Assets

Intangible assets primarily consist of franchise licenses, customer lists, covenants not to compete and debt issuance costs associated with the purchase of certain assets of SOS International, Inc. (SOS) and Complient Corporation (Complient) by LifeSafe Services, Inc., the Company’s wholly-owned subsidiary (“LifeSafe Services”). Intangible assets are being amortized using the straight-line method over their estimated useful lives of 60 to 180 months (weighted average life of 10.15 years.) The amortization expense related to the assets, not including the debt issuance costs, was $25,417 and $0 for the three months ended March 31, 2004 and 2003, respectively, and $33,889 and $0 for the six months ended March 31, 2004 and 2003, respectively. The future estimated amortization expense for the related intangible assets for years ending September 30, 2004, 2005, 2006, 2007, and 2008 is $84,722, $101,667, $101,667, $101,667 and $101,667, respectively.  See Note 11 - Acquisition and Disposition of Assets regarding the valuation of these intangible assets.

Note 8 - Deferred Revenue and Service Cost Liability

With the acquisition as of November 26, 2003 of certain assets from, and the assumption of certain liabilities of, SOS and Complient by LifeSafe Services, LifeSafe assumed the obligation to provide on-going service to existing customers and, in the course of business, will enter into new service agreements or leases. Such leases are accounted for by the Company as operating leases. In addition to leasing the equipment, the Company also provides training and equipment servicing over the lease term. These service agreements or operating leases generally require payments in advance that are deferred as reported revenue and are recognized as revenue on a pro-rated basis over the term of the service agreement. In addition to lease payment advances, deferred revenue also consists of customer deposits and prepayments for services not yet rendered. Deferred revenues are recognized ratably over the term of the contracts, typically 3 to 12 months. The net amount of deferred revenue at March 31, 2004 was $59,114, which included $486,756 in revenue deferred for the six months ended March 31, 2004, representing the net amount of service contract revenue received since the acquisition that will be realized in future periods, and $427,642 in deferred expenses which represented the remainder of $806,000 associated with servicing the acquired accounts, which was reflected in the total purchase consideration at the time of acquisition by LifeSafe. Net deferred revenue for the three months ended March 31, 2004 was $359,448. The Company had no deferred revenue at March 31, 2003.

Note 9 - Long-term Debt

During July 2003, the Company entered into a $1,000,000 line of credit agreement with Citizens Independent Bank. The line of credit is subject to a defined borrowing base. Amounts outstanding are due on July 1, 2004 and bear interest at prime plus .5% (4.5% at March 31, 2004 and September 30, 2003). The line is collateralized by substantially all assets of the Company. On November 26, 2003, concurrent with the asset acquisition by LifeSafe Services, the Company and Citizens Independent Bank entered into an amendment to the line of credit agreement to increase the amount of borrowings available on the line of credit agreement from $1,000,000 to $1,800,000. As of March 31, 2004, outstanding borrowings under the line of credit agreement were $1,259,608.

During July 2003, the Company also obtained a term loan from Citizens Independent Bank in the amount of $500,000. On November 26, 2003, the Company paid off the term loan balance of $473,000 with Citizens Independent Bank and entered into a new five-year term loan in the amount of $1,500,000. The terms of the loan require monthly principal and interest payments of approximately $27,900 at an interest rate of prime plus 0.5% (4.5% at March 31, 2004) through November 1, 2008. The loan is collateralized by substantially all assets of the Company.  The Company entered into this $1,500,000 loan to finance the SOS and Complient purchase described in Note 11 - Acquisition and Disposition of Assets. As of March 31, 2004, the outstanding balance was $1,388,939. The Company was not in compliance as of March 31, 2004 on two loan covenants relating to working capital and tangible net worth and obtained a waiver for the three-month period ended March 31, 2004 on May 10, 2004.

The Company’s indebtedness to Citizens Independent Bank under the line of credit agreement and the term loan is guaranteed by Mr. Kenneth W. Brimmer, the Company’s Chief Executive Officer and a director and Mr. Gary C. Copperud, a director of the Company.

Note 10 - Commitments and Contingencies

Stock Repurchase Program - In September 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 shares of the Company's common stock.  As of March 31, 2004 and 2003, the Company has repurchased 55,400 shares of common stock for $398,286. No shares were repurchased during the three and six months ended March 31, 2004.

Note 11 - Acquisitions and Disposition of Assets

On November 26, 2003, Sterion Incorporated (“Sterion” or the “Company”) completed the purchase through its newly-created, wholly-owned subsidiary, LifeSafe Services, Inc., a Minnesota corporation (“LifeSafe”), of certain assets and liabilities of SOS International, Inc. (“SOS”) a subsidiary of Complient Corporation (“Complient”).  As a result of this acquisition, the Company is in the business of leasing and servicing emergency oxygen tanks.

The acquisition of assets from SOS and Complient was pursuant to an Asset Purchase Agreement with a purchase price for the net assets acquired of $2.7 million. The Company in part financed the acquisition with net proceeds from its borrowings as arranged with Citizens Independent Bank (See Note 9 - Long Term Debt) plus the assumption of certain liabilities. In addition, the Company acquired certain intangible assets including rights under SOS’s franchise agreement and customer lists. The Company assumed the obligation to service the existing customers. Such obligation is reflected as assumed liabilities in the following table. The Company has engaged an outside appraiser to confirm the value of the intangible assets. Although the report was not finished as of the date of this filing, the Company feels that there will be no significant adjustments required based upon the appraisal. However, if any adjustments to the values of the intangible assets are required based upon the independent appraisal, the Company expects to make such adjustments in the three-month period ending June 30, 2004. The consideration for the purchase was determined through arm's-length negotiations between the Company, LifeSafe, SOS and Complient.  The purchase also included the assumption by LifeSafe from Complient of a Lease dated December 21, 2000, as amended, for approximately 5,000 square foot portion of a building located in Jacksonville, Florida.

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

SOS/Complient
Accounts receivable	$ 372,791
Inventories	52,890
Property and equipment	2,204,414
Intangibles	950,000
Goodwill	73,016
Liabilities assumed	(953,111)
Net purchase price	$ 2,700,000

SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 “Goodwill and Other Intangible Assets” indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with identifiable lives will continue to be amortized over their useful lives.  The Company performed the required goodwill impairment test and determined an impairment charge was not required at March 31, 2004. The estimated fair value of the reporting unit was estimated using the expected present value of future cash flows. Components of all intangible assets are as follows:

	March 31, 2004		September 30, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Customer lists	$ 350,000	$ 11,668	$ -	$ -
Franchise fees	400,000	8,888	-	-
Covenant not to compete	200,000	13,332	-	-
Debt Issuance Costs	175,000	11,667
Patents and trademarks	75,243	-	69,767	-
Design, layout and artwork costs	76,680	4,304	48,338	-
Total	$1,276,923	$49,859	$118,105	-
Intangible assets not subject to amortization
Goodwill	$ 429,455	$ -	$356,439	$ -

The increase in goodwill amounts of $73,016 during the three and six months ended March 31, 2004 relates to an adjustment of assets acquired from the SOS acquisition. In addition, the increases in customer lists, franchise fees, the covenant not to compete amounts and the debt issuance costs during the six months ended March 31, 2004 relate to the SOS acquisition.

The following unaudited pro forma condensed results of operations for the three and six months ended March 31, 2004 and 2003, give effect to the acquisitions of the Oxygen Business of Complient as if such transactions had occurred on October 1, 2002.

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations:

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2004	2003	2004	2003

Sales, net	2,520,191	3,093,467	5,419,180	5,861,150

Income from operations	49,086	284,444	205,072	297,207

Net income	1,406	234,241	68,345	235,339

Net income per share:
Basic	$.00	$0.14	$0.03	$0.21
Diluted	$.00	$0.13	$0.03	$0.12

Shares outstanding
Basic	1,738,618	1,729,537	1,738,527	1,729,537
Diluted	1,879,806	1,786,849	1,738,527	1,920,495

On May 7, 2003, the Company sold certain assets, and assigned certain liabilities, relating to the Company's sterile container product line to STERIS Corporation (“STERIS”) for $2,900,000 in cash pursuant to an Asset Purchase Agreement dated May 7, 2003. The purchase price was subject to adjustment within 60 days of the closing for the value of net finished goods inventory. However, under the terms of the Asset Purchase Agreement no adjustment was made to the purchase price for the value of net finished goods inventory. In connection with the closing of the sale to STERIS Corporation, the Company repaid its outstanding indebtedness to Crown Bank of $1,166,263 as of May 7, 2003, representing $647,500 outstanding as of May 7, 2003 relating to the revolving line of credit and $518,763 outstanding as of May 7, 2003 relating to the promissory note.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Sterion Incorporated (“Sterion” or the “Company”), formerly known as Oxboro Medical, Inc. develops, manufactures, and markets medical and surgical devices. The Company changed its name to Sterion Incorporated in January 2002. The Company has broadened its product offerings, originally consisting of silicone loops, clamp covers, instrument guards, suture aid booties and identification sheet and roll tape, with the January 2002 acquisition of a line of surgical drainage and fluid containment systems from Surgidyne, Inc. and with the February 2002 acquisition of the private-label wound closure strip manufacturing business from Bellingham Medical, Inc. in. The Company acquired a product line consisting of sterilization containers from Johnson & Johnson Medical Division of Ethicon, Inc. in April 2001 and on May 6, 2003 the Company sold the majority of these assets including all product rights to STERIS Corporation (“STERIS”) of Mentor, OH. The Company continues to manufacture the products for STERIS under a manufacturing agreement. On November 26, 2003, Sterion completed the purchase, through its newly-created wholly-owned subsidiary LifeSafe Services, Inc (“LifeSafe”) of certain assets and liabilities of SOS International, Inc., a subsidiary of Complient Corporation relating to SOS’s business of buying, leasing and servicing emergency oxygen tanks.

Net sales for the Company for the six-month period ended March 31, 2004 were $4,903,953 as compared to $4,696,622 for the six-month period ended March 31, 2003. For the three-month period ended March 31, 2004, net sales were $2,520,191 as compared to $2,467,885 for the three-month period ended March 31, 2003. Net sales for the Sterion brand of core products were $2,700,986 and $2,633,718 for the six-month period ended March 31, 2004 and 2003, respectively, and $1,349,302 and $1,345,768 for the three-month period ended March 31, 2004 and 2003, respectively. Net sales for the container products produced under the manufacturing agreement with STERIS were $1,197,415 and $1,560,370 for the six-month period ended March 31, 2004 and 2003, respectively, and $492,702 and $806,416 for the three-month period ended March 31, 2004 and 2003, respectively. For the six-month period ended March 31, 2004 and March 31, 2003, net sales for the Surgidyne product line were $167,096 and $180,975, respectively, and net sales for the private label line were $492,259 and $321,559, respectively. For the three-month period ended March 31, 2004 and 2003, net sales for the Surgidyne product line were $88,861 and $92,807 respectively, and net sales for the private label line were $273,789 and $222,894, respectively. Net sales for the Company’s newly created and wholly owned subsidiary, LifeSafe, were $346,197 for the six-month period and $315,537 for the three-month period ended March 31, 2004. (See Note 11 - Acquisitions and Dispositions of Assets.)

Net sales increased 4.4% overall for the six-month period ended March 31, 2004 as compared to the corresponding period ended March 31, 2003. This increase was mainly the result of the Company’s newly created subsidiary LifeSafe contributing $346,194, or 7.1%, in net sales for the period. In addition, slightly higher net sales of the Company’s original core products and a 53% increase in net sales of private label products offset the decrease in net sales for the Company’s container products and the Surgidyne Line for the six months ended March 31, 2004 compared to the same period ended March 31, 2003. LifeSafe’s net sales and deferred revenue will continue to grow as the product line cycles through it first fiscal year. The Company believes additional net sales in the LifeSafe product line will come from expanded training programs and new service contracts. The small growth in the Company’s original core products was due to increased volume in the Sterion Distribution Marketing Channel. The Company expects this growth to continue for the balance of fiscal 2004. Net sales of the private label product line increased $170,702, or 53%, from the six-month period ended March 31, 2004, as new product introductions and increased sales efforts started taking effect. Net sales in the container line for the six-month period ended March 31, 2004 declined $362,955, or 39%, compared to the same period in 2003, as expected, because of the transition from manufacturing and selling the products through the Company’s regular sales marketing channels to manufacturing them exclusively for STERIS.  The $13,879, or 8%, decrease in the Surgidyne Line net sales for the six-month period ended March 31, 2004 as compared to the same period ended March 31, 2003 were the results of declining sales volume with the continuing erosion of the product lines original customer base. However, new product introductions scheduled for release in the third quarter are expected to significantly increase net sales for the Surgidyne product line.

Gross profit for the six-month period ended March 31, 2004 was $1,953,545 as compared to $2,216,674 for the corresponding period in fiscal 2003. For the three-month period ended March 31, 2004, gross profits were $1,107,803 as compared to $1,090,168 for the corresponding period in fiscal 2003. Gross profit as a percent of net sales for the first six months of fiscal 2004 and 2003 was 39.8% and 47.2%, respectively. Gross profit as a percent of net sales for the three months ended March 31, 2004 and 2003 was 44.0% and 44.2% respectively. The decrease in gross profit for the comparative six-month period ended March 31, 2004 and 2003 resulted from the expected lower margins in the container product line and the lower gross profit percentage associated with the Company’s private label products. The Company expects to improve margins in the private label product line by installing a piece of capital equipment in May 2004 that will lower the cost of manufacturing the products. The gross profit percentages for the comparable three-month period ended March 31, 2004 and 2003 were relatively flat as the gross profit percentage increase attributed to LifeSafe helped to offset the decline of the gross profit percentage in container and private label product lines.

Net loss for the first six months of fiscal year 2004 was $15,573 as compared to a net loss of $13,931 in the same period of fiscal 2003. For the three-month period ended March 31, 2004, net income was $1,406 as compared to $29,137 for the corresponding period in fiscal 2003. In February 2004, the Company reviewed its selling, general and administrative expenses and made some adjustments which helped decrease the expenses from $2,168,737 for the six-month period ended March 31, 2003 to $1,901,609 for the six-month period ended March 31, 2004. This decrease in SG&A expenses during the six-month period ended March 31, 2004 helped offset the decrease in net income in the comparative years. A slight increase of $3,999 in operating income for the six-month period ended March 31, 2004 compared to the same period of 2003 is primarily related to the increase in sales from the LifeSafe product line for four full months.

Liquidity and Capital Resources

The Company has typically financed its operations through internal working capital, a bank line of credit and a five-year term loan. Financing of its building has been through a long-term mortgage. The Company believes it has adequate capital to meet its cash requirements for the next twelve months from its internal working capital and bank line of credit. As of March 31, 2004, the Company had working capital of $2,795,558 as compared to $5,198,189 at September 30, 2003, and long-term debt of $1,936,395 at March 31, 2004 compared to $1,236,933 at September 30, 2003. As of March 31, 2004, the Company had $807,360 in cash and cash equivalents as compared to $1,762,819 at September 30, 2003.  The decrease in cash and cash equivalents is a result of the purchase of certain assets from Complient Corporation (See Note 11). During the six months ended March 31, 2004, the Company paid $2,700,000 as the purchase price for the acquisition of assets from SOS and Complient, which was offset by the five-year term loan in the amount of $1,500,000 and line of credit borrowings in the amount of $1,259,608. The decrease in working capital from September 30, 2003 to March 31, 2004 principally relates to the increase in current liabilities related the SOS purchases, plus a reduction in cash and cash equivalents related to the SOS purchase. The Company purchased a new piece of equipment in April 2004 for approximately $130,000, which will be funded from cash.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-KSB for the year ended September 30, 2003. The accounting policies used in preparing financial information contained on Form 10-QSB are the same as those described in our Annual Report.  Refer to the Annual Report for detailed information on accounting policies.

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

(c) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment, and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue. In addition, goodwill recorded at March 31, 2004 is not subject to amortization. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment charges need to be recorded as of March 31, 2004, but future changes in circumstances may cause an impairment charge to be recorded, which could be significant.

(d) Inventories and Related Allowance for Obsolete and Excess Inventory - Inventories are valued at the lower of cost or market value and have been reduced by an allowance for excess and obsolete inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales for the next twelve months. Future changes in products ordered by our customers may require an adjustment to the allowance for obsolete and excess inventory.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. In addition, forward-looking statements may be made orally in the future by or on behalf of the Company.  When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,” “anticipate” and similar expressions are intended to identify such forward-looking statements.  The Company wishes to caution readers not to place undue reliance on any forward-looking statements and to recognize that the statements are not predictions of actual future results.  Actual results could differ materially from those anticipated in the forward-looking statements due to the risks and uncertainties set forth in our 2003 Annual Report on Form 10-KSB under the caption “Risks Related to Our Business,” as well as others not now anticipated.  These risks and uncertainties include, without limitation: our ability to successfully integrate newly acquired products and introduce new products, pricing strategies of competitors, the success of competitive products, general conditions in the industries served by our products, including consolidation of customers and the potential loss of those customers or their ability to demand discounted pricing on our products, changes in management of the Company, maintenance of operating capital and bank financing, the effect of government regulation of our products, continuing relationships with our third party suppliers, and overall economic conditions, including stock market fluctuation, inflation and consumer buying patterns.

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

32

Certification pursuant to 18 U.S.C. §1350

(b)

Reports on Form 8-K:

During the quarter covered by this report, the Company filed an Amendment No. 1 on Form 8-K/A to Current Report on Form 8-K dated November 26, 2003 to include financial statements and pro forma financial information required by Item 7 of Form 8-K relating to the purchase by LifeSafe Services, Inc. of substantially all of the assets and certain liabilities of SOS International, Inc. and certain assets of Complient Corporation on November 26, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERION INCORPORATED
Date: May 13, 2004	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2004	By: /s/ Mark Buckrey Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)