Form 10QSB
period 2004-06-30
STERION INC
filed 2004-08-13
CIK 350557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x] NO [  ]

At August 13, 2004, 1,738,618 shares of the issuer's Common Stock were outstanding.

STERION INCORPORATED
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 2004 (unaudited) and September 30,
2003 (audited)

Consolidated Statements of Operations for the Three Months and Nine Months Ended
June 30, 2004 and 2003 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended June 30,
2004 and 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION:

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	September 30, 2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 603,640	$1,762,819
Accounts receivable, net	1,837,507	994,629
Inventories, net	3,338,742	3,176,910
Deferred income taxes	144,000	144,000
Other current assets	431,298	270,501
Total Current Assets	6,355,187	6,348,859
PROPERTY AND EQUIPMENT, NET	3,748,745	1,568,847
OTHER ASSETS
Intangible assets, net	1,195,576	118,105
Goodwill	428,579	356,439
Cash surrender value of life insurance, net of loans	12,865	41,351
Total Other Assets	1,637,020	515,895

Total Assets	$11,740,952	$8,433,601

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit, bank	$ 1,197,034	$ -
Current portion of long-term debt	313,308	116,820
Accounts payable	656,949	731,300
Accrued payroll and related taxes	379,006	244,892
Deferred revenue and service cost liability	832,797	-
Other accrued expenses	163,907	57,658
Total Current Liabilities	3,543,001	1,150,670
LONG-TERM LIABILITIES
Long-term debt, net of current portion	1,857,978	1,236,933
Deferred income taxes	44,000	44,000
Total Liabilities	1,901,978	2,431,603
STOCKHOLDERS' EQUITY
Capital stock, $.01 par value, 20,000,000 common shares
authorized, 5,000,000 undesignated shares authorized,
1,800,318 and 1,800,118 common shares issued and
1,738,618 and 1,738,418 outstanding	17,386	17,384
Additional paid-in capital	3,482,923	3,144,494
Retained earnings	2,977,988	2,914,997
Deferred compensation	(182,324)	(74,877)
Total Stockholders' Equity	6,295,973	6,001,998
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,740,952	$8,433,601

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Sales, net	$2,796,363	$2,269,966	$7,700,316	$6,966,588

Cost of goods sold	1,611,860	1,619,412	4,562,898	4,099,360
Gross profit	1,184,503	650,554	3,137,418	2,867,228

Selling, general and administrative expenses	1,028,382	1,000,475	2,929,361	3,169,210
Income (loss) from operations	156,121	(349,921)	208,057	(301,982)

Other income (expense)
Gain on sale of certain assets of the
sterilization container system product line	-	550,000	-	550,000
Interest expense	(48,390)	(25,961)	(130,599)	(94,962)
Investment income	1,086	2,811	6,783	2,944
Total other income (expense)	(47,304)	526,850	(123,816)	457,982

Income before income taxes	108,817	176,929	84,241	156,000

Provision for income taxes	30,250	75,200	21,250	68,200
Net income	78,567	101,729	62,991	87,800

Net income per share
Basic	$.05	$.06	$.04	$.05
Diluted	$.04	$.06	$.03	$.05

Weighted average common and common equivalent shares outstanding
Basic	1,738,618	1,729,537	1,738,557	1,729,537
Diluted	1,847,950	1,817,800	1,865,633	1,865,917

See accompanying notes to consolidated financial statements

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2004	2003

Cash flows from operation activities:
Net income	$62,991	$87,800
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	453,290	427,093
Gain on sale of certain assets of the sterilization container
system product line	-	(550,000)
Compensation related to non-employee stock options	55,185	69,311
Debt issuance costs	20,417	-
Deferred income taxes	-	(7,000)
Changes in operating assets and liabilities:
Accounts receivables, net	(470,087)	104,646
Inventories, net	(108,942)	(450,845)
Income taxes receivable
Other current assets	(162,397)	(115,959)
Other assets
Accounts payable	(101,462)	(35,212)
Accrued payroll and related taxes	89,114	147,666
Deferred revenue and service cost liability	26,797	-
Accrued income taxes	-	72,992
Other accrued expenses	35,930	(190,825)
Net cash flows from operating activities	(99,164)	(440,333)

Cash flows from investing activities:
Purchases of property and equipment	(355,609)	(199,823)
Purchase of intangibles	(46,703)	(67,964)
Proceeds from sale of certain assets of the sterilization
container system product line	-	2,900,000
Purchase of SOS from Complient Corporation	(2,700,000)	-
Proceeds from sale of property and equipment	650	-
Prepaid interest and cash value of life insurance	28,486	(3,449)
Net cash flows from investing activities	(3,073,176)	2,628,764

Cash flows from financing activities:
Net adjustments in line of credit, bank	1,197,034	(300,000)
Proceeds from long-term debt	1,500,000	-
Payments on long-term debt	(682,467)	(811,279)
Payments on capital lease obligation	(3,806)	(4,703)
Proceeds from rights and warrants exercised and stock
options exercised	2,400	-
Net cash flows from financing activities	2,013,161	(1,115,982)
Increase (decrease) in cash and cash equivalents	(1,159,179)	1,072,449

Cash and cash equivalents, beginning of period	1,762,819	591,263

Cash and cash equivalents, end of period	$ 603,640	$1,663,712

Non-cash financing activities:
Stock options issued for guarantee of long tern debt	$ 175,000	-

See accompanying notes to consolidated financial statements

STERION INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

Accounts receivable - Accounts receivables are shown net of an allowance for doubtful accounts of $99,200 and $92,300 at June 30, 2004 and September 30, 2003, respectively.

Amortization - Patents and trademarks are being amortized over their estimated useful lives using the straight-line method.

Debt issuance costs - Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the interest method. During the nine months ended June 30, 2004, the Company issued two five-year options to purchase 100,000 shares of its common stock, vested immediately, with an exercise price of $6.00, which were valued at $175,000 as debt issuance costs. These options were granted to two directors of the Company for their guarantee of the Company’s indebtedness to Citizens Independent Bank. Amortization expense for the three and nine months ended June 30, 2004 was $8,750 and $20,417, respectively. Future estimated amortization expense for debt issuance costs are $29,167, $35,000, $35,000, $35,000 and $35,000 for the years ending September 30, 2004, 2005, 2006, 2007 and 2008, respectively.

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

Research and development - The Company expenses all costs related to product research and development as incurred.  Research and development expense was $20,750 and $7,268 for the three months ended June 30, 2004 and 2003, respectively, and $49,557 and $29,683 for the nine months ended June 30, 2004 and 2003, respectively.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for the Company's stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123, the Company's net income would have changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$78,567	$101,729	$62,991	$87,800
Pro forma	42,077	73,126	(68,832)	(27,717)
Basic net income (loss) per common share:
As reported	.05	.06	.04	.05
Pro forma	.02	.03	(.04)	(.05)
Diluted net income (loss) per common share:
As reported	.04	.06	.03	.05
Pro forma	.02	.03	(.04)	(.05)
Stock based compensation:
As reported	22,912	0	55,185	0
Pro forma	36,490	28,603	131,823	115,517

The pro forma amounts may not be representative of the effects on reported net loss for future years. The per share, weighed-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003

Risk-free interest rate	N/A	3.25%	5.00%	3.25%
Expected life of options granted	N/A	N/A	3-5 years	5 years
Expected volatility	N/A	51.9%	50.0%	51.9%
Expected dividend yield	N/A	0%	0%	0%

Note 3 - Inventories

Inventories consist of medical and operating room supplies, wound closure strips, surgical wound drainage supplies, sterilization containers and filters, first aid supplies and training materials and are valued at the lower of cost, using the first in, first out (FIFO) method, or market.

	June 30, 2004	September 30, 2003
Inventories consisting of:
Raw materials	$1,754,961	$1,759,391
Work in process	448,475	524,213
Finished Goods	1,135,306	893,306
Total inventories	$3,338,742	$3,176,910

Note 4 - Net Income (Loss) Per Share

The Company’s basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company’s diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants, when dilutive. For the three months ended June 30, 2004 and 2003, 109,332 and 88,263 shares of common stock equivalents (based on the treasury stock method) were included in the computation of diluted net income per share, respectively. For the nine months ended June 30, 2004 and 2003, 127,076 and 136,380 shares of common stock equivalents (based on the treasury stock method) were included in the computation of diluted net income per share, respectively.

Options to purchase 373,000 and 293,000 shares of common stock with a weighted average exercise price of $6.21 and $6.40 were outstanding for the three and nine months ended June 30, 2003, respectively but were excluded from the computation of common shares equivalents because their exercise prices were greater than the average market price of the common shares for the respective periods. Options to purchase 182,400 shares of common stock with a weighted average exercise price of $6.61 were outstanding at the three and nine months ended June 30, 2003, but were excluded from the computation of common shares equivalents because their exercise prices were greater than the average market price of the common shares for the periods.

Note 5 - Income Taxes

The Company recorded a provision for income taxes of $30,250 and $75,200 for the three months ended June 30, 2004 and 2003, and $21,250 and $68,200 for the nine months ended June 30, 2004 and 2003, respectively.

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

The Company’s deferred tax asset as of June 30, 2004 and September 30, 2003 was $144,000. The deferred tax liability as of June 30, 2004 and September 30, 2003 was $44,000.

Note 7 - Intangible Assets

Intangible assets primarily consist of franchise licenses, customer lists, covenants not to compete and debt issuance costs associated with the purchase as of November 26, 2003 of certain assets of SOS International, Inc. (SOS) and Complient Corporation (Complient) by LifeSafe Services, Inc., the Company’s wholly-owned subsidiary (“LifeSafe Services”). Intangible assets are being amortized using the straight-line method over their estimated useful lives of 60 to 180 months (weighted average life of 10.15 years). The amortization expense related to the assets, not including the debt issuance costs, was $39,926 and $0 for the three months ended June 30, 2004 and 2003, respectively, and $73,815 and $0 for the nine months ended June 30, 2004 and 2003, respectively. The future estimated amortization expense for the related intangible assets for years ending September 30, 2004, 2005, 2006, 2007, and 2008 is $84,722, $101,667, $101,667, $101,667 and $101,667, respectively.  See Note 12 - Acquisition and Disposition of Assets regarding the valuation of these intangible assets and Note 2 – Significant Accounting Policies regarding the debt issuance costs relating to the acquisition of these intangible assets.

Note 8 - Deferred Revenue and Service Cost Liability

With the acquisition as of November 26, 2003 of certain assets from, and the assumption of certain liabilities of, SOS and Complient by LifeSafe Services, LifeSafe assumed the obligation to provide on-going service to existing customers and, in the course of business, will enter into new service agreements or leases. Such leases are accounted for by the Company as operating leases. In addition to leasing the equipment, the Company also provides training and equipment servicing over the lease term. These service agreements or operating leases generally require payments in advance that are deferred as reported revenue and are recognized as revenue on a pro-rated basis over the term of the service agreement. In addition to lease payment advances, deferred revenue also consists of customer deposits and prepayments for services not yet rendered. Deferred revenues are recognized ratably over the term of the contracts, typically 3 to 12 months. The net amount of deferred revenue at June 30, 2004 was $502,131, which included $667,464 in revenue deferred for the nine months ended June 30, 2004, representing the net amount of service contract revenue received since the acquisition that will be realized in future periods, and $165,333 in deferred expenses which represented the remainder of $806,000 associated with servicing the acquired accounts, which was reflected in the total purchase consideration at the time of acquisition by LifeSafe. Net deferred revenue for the three months ended June 30, 2004 was $(81,601). The Company had no deferred revenue at June 30, 2003.

Note 9 - Long-term Debt

During July 2003, the Company entered into a $1,000,000 line of credit agreement with Citizens Independent Bank. The line of credit is subject to a defined borrowing base. Amounts outstanding are due on July 1, 2004 and bear interest at prime plus .5% (4.5% at June 30, 2004 and September 30, 2003). The line is secured by substantially all assets of the Company. On November 26, 2003, concurrent with the asset acquisition by LifeSafe Services, the Company and Citizens Independent Bank entered into an amendment to the line of credit agreement to increase the amount of borrowings available on the line of credit agreement from $1,000,000 to $1,800,000. As of June 30, 2004, outstanding borrowings under the line of credit agreement were $1,197,034.

During July 2003, the Company also obtained a term loan from Citizens Independent Bank in the amount of $500,000. On November 26, 2003, the Company paid off the term loan balance of $473,000 with Citizens Independent Bank and entered into a new five-year term loan in the amount of $1,500,000. The terms of the loan require monthly principal and interest payments of approximately $27,900 at an interest rate of prime plus 0.5% (4.5% at June 30, 2004) through November 1, 2008. The loan is collateralized by substantially all assets of the Company.  The Company entered into this $1,500,000 loan to finance the SOS and Complient purchase described in Note 12 - Acquisition and Disposition of Assets. As of June 30, 2004, the outstanding balance was $1,320,665. The Company was not in compliance as of June 30, 2004 on loan covenants relating to working capital and tangible net worth and on August 09, 2004 obtained a waiver of these covenants for the three-month period ended June 30, 2004.

The Company’s indebtedness to Citizens Independent Bank under the line of credit agreement and the term loan is guaranteed by Mr. Kenneth W. Brimmer, the Company’s Chief Executive Officer and a director and Mr. Gary C. Copperud, a director of the Company.

Note 10 – Business Segments

Following are the Company’s business segment information for the three months ended June 30, 2004 and 2003 and for the nine months ended June 30, 2004 and 2003

	Sterion	LifeSafe	Total

Three Months ended September 30, 2004
Revenues	2,240,338	556,025	2,796,363
Income (loss) from operations	52,952	103,169	156,121
Identifiable assets	3,523,080	3,595,142	7,118,222
Depreciation and amortization	99,137	92,222	191,359
Capital Expenditures	184,250	14,415	198,665

Three Months ended September 30, 2003
Revenues	2,269,966	0	2,269,966
Income (loss) from operations	(349,921)	0	(349,921)
Identifiable assets	3,361,689	0	3,361,689
Depreciation and amortization	68,698	0	68,698
Capital Expenditures	67,866	0	67,866

	Sterion	LifeSafe	Total

Nine Months ended September 30, 2004
Revenues	6,798,097	902,219	7,700,316
Income (loss) from operations	(42,318)	250,374	208,056
Identifiable assets	3,523,080	3,595,142	7,118,222
Depreciation and amortization	257,020	216,688	473,708
Capital Expenditures	311,691	83,716	395,407

Nine Months ended September 30, 2003
Revenues	6,966,588	0	6,966,588
Income (loss) from operations	(301,982)	0	(301,982)
Identifiable assets	3,361,689	0	3,361,689
Depreciation and amortization	200,374	0	200,374
Capital Expenditures	176,383	0	176,383

Note 11 - Commitments and Contingencies

Stock Repurchase Program - In September 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 shares of the Company's common stock.  As of June 30, 2004 and 2003, the Company has repurchased 55,400 shares of common stock for $398,286. No shares were repurchased during the three and nine months ended June 30, 2004.

Note 12 - Acquisitions and Disposition of Assets

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

The acquisition of assets from SOS and Complient was pursuant to an Asset Purchase Agreement with a purchase price for the net assets acquired of $2.7 million. The Company in part financed the acquisition with net proceeds from its borrowings as arranged with Citizens Independent Bank (See Note 9 - Long Term Debt) plus the assumption of certain liabilities. In addition, the Company acquired certain intangible assets including rights under SOS’s franchise agreement and customer lists. The Company assumed the obligation to service the existing customers. Such obligation is reflected as assumed liabilities in the following table. The Company has engaged an outside appraiser to confirm the value of the intangible assets. Although the report was not finished as of the date of this filing, the Company believes that there will be no significant adjustments required based upon the appraisal. However, if any adjustments to the values of the intangible assets are required based upon the independent appraisal, the Company expects to make such adjustments in the three-month period ending September 30, 2004. The consideration for the purchase was determined through arm's-length negotiations between the Company, LifeSafe, SOS and Complient.  The purchase also included the assumption by LifeSafe from Complient of a Lease dated December 21, 2000, as amended, for approximately 5,000 square foot portion of a building located in Jacksonville, Florida.

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

SFAS No. 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations. SFAS No. 142 “Goodwill and Other Intangible Assets” indicates that goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with identifiable lives will continue to be amortized over their useful lives.  The Company performed the required goodwill impairment test and determined an impairment charge was not required at June 30, 2004. The estimated fair value of the reporting unit was estimated using the expected present value of future cash flows. Components of all intangible assets are as follows:

	June 30, 2004		September 30, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Intangible assets subject to amortization
Customer lists	$ 350,000	$ 20,417	$ -	$ -
Franchise fees	400,000	15,554	-	-
Covenant not to compete	200,000	23,334	-	-
Debt Issuance Costs	175,000	20,418
Patents and trademarks	75,243	-	69,767	-
Design, layout and artwork costs	89,566	14,510	48,338	-
Total	$1,289,809	$94,233	$118,105	-
Intangible assets not subject to amortization
Goodwill	$ 428,579	$ -	$356,439	$ -

The (decrease) increase in goodwill amounts of $(876) and $72,140 during the three and nine months ended June 30, 2004 relates to an adjustment of assets acquired from the SOS acquisition. In addition, the increases in customer lists, franchise fees, the covenant not to compete amounts and the debt issuance costs during the nine months ended June 30, 2004 relate to the SOS acquisition.

The following unaudited pro forma condensed results of operations for the three and nine months ended June 30, 2004 and 2003, give effect to the acquisitions of the Oxygen Business of Complient as if such transactions had occurred on October 1, 2002.

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations:

	For the Three Months Ended June 30,		For the Nine months Ended June 30,
	2004	2003	2004	2003

Sales, net	2,796,363	2,838,153	8,215,543	8,699,303

Income from operations	156,121	(158,462)	361,193	138,777

Net income	78,567	293,188	146,912	528,559

Net income per share:
Basic	$.05	$0.17	$0.08	$0.31
Diluted	$.04	$0.16	$0.08	$0.28

Shares outstanding
Basic	1,738,618	1,729,537	1,738,557	1,729,537
Diluted	1,848,817	1,817,800	1,866,842	1,865,917

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

Note 13 - Subsequent Event

On July 1, 2004, Sterion Incorporated (the “Company”) completed the purchase, through its newly-created, wholly-owned subsidiary, Burger Time Acquisition Corporation, a Minnesota corporation (“BTAC”), of substantially all of the assets and certain liabilities of Burger Time Corporation (“Burger Time”) relating to Burger Time’s fast food restaurant business operated under the same name.

The purchase was pursuant to a Business Transfer Agreement dated as of July 1, 2004 between BTAC and Burger Time.  The purchase price for the assets was $3,014,950 (which included a $150,000 fee to the seller’s agent).  Of the purchase price consideration, BTAC paid $714,950 in cash from working capital obtained from the Company and BTAC will pay $2,000,000 through Contracts for Deed on ten parcels of real estate.  BTAC also assumed a lease relating to an eleventh parcel of real estate pursuant to an Assignment of Real Estate Lease effective July 1, 2004.  The remaining $300,000 of consideration for BTAC’s purchase was paid by a Promissory Note dated July 1, 2004.  Under the terms of the Business Transfer Agreement, if the purchase price for the assets is not paid in full by November 12, 2004, the purchase price will increase by $300,000 and BTAC will issue an additional promissory note for $300,000 to Burger Time.  The additional promissory note is for a five year term with interest only payments due monthly at the rate of 6% per annum and all interest and principal due at maturity.  In connection with the transactions, Burger Time and two of its officers also entered into a Covenant Not to Compete dated July 1, 2004 in favor of BTAC.

The obligations under the Contracts for Deed and Promissory Note(s) are guarantied by Gary C. Copperud, a director of the Company, pursuant to a Personal Guaranty.  Mr. Copperud received no consideration from the Company or BTAC in exchange for his guaranty, which was approved by the Audit Committee of the Board of Directors of the Company.  The obligations under the Contracts for Deed and Promissory Note(s) are also secured by a security interest in all of the assets acquired by BTAC pursuant to a Security Agreement.

Consideration for the purchase was determined through arm’s-length negotiations between the Company and Burger Time.  BTAC intends to use the assets acquired from Burger Time to continue the fast food restaurant business.

Proforma information with regards to this transaction was not available at June 30, 2004.

Item 2. Management's Discussion and Analysis or Plan of Operation

Overview

Sterion Incorporated (“Sterion” or the “Company”), formerly known as Oxboro Medical, Inc., develops, manufactures, and markets medical and surgical devices. The Company changed its name to Sterion Incorporated in January 2002. The Company has broadened its product offerings, originally consisting of silicone loops, clamp covers, instrument guards, suture aid booties and identification sheet and roll tape, with the January 2002 acquisition of a line of surgical drainage and fluid containment systems from Surgidyne, Inc. and with the February 2002 acquisition of the private-label wound closure strip manufacturing business from Bellingham Medical, Inc. The Company also acquired a product line consisting of sterilization containers from Johnson & Johnson Medical Division of Ethicon, Inc. in April 2001 and on May 6, 2003 the Company sold the majority of these assets including all product rights to STERIS Corporation (“STERIS”) of Mentor, Ohio. The Company continues to manufacture the sterilization container products for STERIS under a manufacturing agreement. On November 26, 2003, Sterion completed the purchase, through its newly-created wholly-owned subsidiary LifeSafe Services, Inc (“LifeSafe”) of certain assets and liabilities of SOS International, Inc., a subsidiary of Complient Corporation, relating to SOS’s business of buying, leasing and servicing emergency oxygen tanks.

Net sales for the Company for the nine-month period ended June 30, 2004 were $7,700,316 as compared to $6,966,588 for the nine-month period ended June 30, 2003. For the three-month period ended June 30, 2004, net sales were $2,796,363 as compared to $2,269,966 for the three-month period ended June 30, 2003. Net sales for the Sterion brand of core products were $4,120,343 and $3,944,860 for the nine-month period ended June 30, 2004 and 2003, respectively, and $1,419,357 and $1,311,141 for the three-month period ended June 30, 2004 and 2003, respectively. Net sales for the container products produced under the manufacturing agreement with STERIS were $1,651,828 and $2,197,824 for the nine-month period ended June 30, 2004 and 2003, respectively, and $454,410 and $637,454 for the three-month period ended June 30, 2004 and 2003, respectively. For the nine-month period ended June 30, 2004 and June 30, 2003, net sales for the Surgidyne product line were $259,178 and $287,708, respectively, and net sales for the private label line were $766,747 and $536,196, respectively. For the three-month period ended June 30, 2004 and 2003, net sales for the Surgidyne product line were $92,081 and $106,733 respectively, and net sales for the private label line were $274,488 and $214,639, respectively. Net sales for the Company’s newly created and wholly owned subsidiary, LifeSafe, were $902,222 for the nine-month period and $556,025 for the three-month period ended June 30, 2004. (See Note 12 - Acquisitions and Dispositions of Assets.)

Net sales increased 10.5% overall for the nine-month period ended June 30, 2004 as compared to the corresponding period ended June 30, 2003. This increase was mainly the result of the Company’s newly created subsidiary LifeSafe contributing $902,222, or 11.7%, in net sales for the period. In addition, slightly higher, 4.5%, net sales of the Company’s original core products and a 43% increase in net sales of private label products offset the decrease in net sales for the Company’s container products and the Surgidyne Line for the nine months ended June 30, 2004 compared to the same period ended June 30, 2003. LifeSafe’s net sales and deferred revenue will continue to grow as the product line cycles through it first fiscal year. The Company believes additional net sales in the LifeSafe product line will come from expanded training programs and new service contracts. The small growth in the Company’s original core products was due to increased volume in the Sterion Distribution Marketing Channel. The Company expects this growth to continue for the balance of fiscal 2004. Net sales of the private label product line increased $230,249, or 43%, from the nine-month period ended June 30, 2004, as new product introductions and increased sales efforts started taking effect. Net sales in the container line for the nine-month period ended June 30, 2004 declined $545,996, or 25%, compared to the same period in 2003, as expected, because of the transition from manufacturing and selling the products through the Company’s regular sales marketing channels to manufacturing them exclusively for STERIS.  The $28,531, or 10%, decrease in the Surgidyne Line net sales for the nine-month period ended June 30, 2004 as compared to the same period ended June 30, 2003 were the results of declining sales volume with the continuing erosion of the product lines original customer base. However, new product introductions scheduled for release in the fourth quarter are expected to significantly increase net sales for the Surgidyne product line.

Gross profit for the nine-month period ended June 30, 2004 was $3,138,048 as compared to $2,867,228 for the corresponding period in fiscal 2003. For the three-month period ended June 30, 2004, gross profit was $1,184,503 as compared to $650,554 for the corresponding period in fiscal 2003. Gross profit as a percent of net sales for the first nine months of fiscal 2004 and 2003 was 40.8% and 41.2%, respectively. Gross profit as a percent of net sales for the three months ended June 30, 2004 and 2003 was 42.4% and 28.7%, respectively. The decrease in gross profit for the comparative nine-month period ended June 30, 2004 and 2003 resulted from the expected lower margins in the container product line and the lower gross profit percentage associated with the Company’s private label products. However, the Company expects to improve margins in both of its core and private label product lines as a new piece of capital equipment, installed in May 2004, becomes fully functional. The substantial increase of 13.7% in the gross profit percentages for the comparable three-month period ended June 30, 2004 and 2003, were the result of LifeSafe in 2004 and an inventory adjustment based upon a comprehensive review of the Company’s costing system in 2003.

Net Income for the first nine months of fiscal year 2004 was $62,994 as compared to a net income of $87,800 in the same period of fiscal 2003. For the three-month period ended June 30, 2004, net income was $78,567 as compared to $101,729 for the corresponding period in fiscal 2003. Income from operations for the nine months ending June 30, 2004 was $208,057 as compared to net loss of $(301,982) for the corresponding period in 2003. In February 2004, the Company reviewed its selling, general and administrative expenses, and made some adjustments, which helped decrease the expenses from $3,169,210 for the nine-month period ended June 30, 2003 to $2,929,991 for the nine-month period ended June 30, 2004. This decrease in SG&A expenses and additional sales from Lifesafe product line during the nine-month period ended June 30, 2004 were the primary reasons for the $510,039 increase in operating income in the comparative years.

Liquidity and Capital Resources

The Company has typically financed its operations through internal working capital, a bank line of credit and a five-year term loan. Financing of its building has been through a long-term mortgage. The Company believes it has adequate capital to meet its cash requirements for the next twelve months from its internal working capital and bank line of credit. As of June 30, 2004, the Company had working capital of $2,812,186 as compared to $5,198,189 at September 30, 2003, and long-term debt of $1,857,978 at June 30, 2004 compared to $1,236,933 at September 30, 2003. As of June 30, 2004, the Company had $603,640 in cash and cash equivalents as compared to $1,762,819 at September 30, 2003.  The decrease in cash and cash equivalents is a result of the purchase of certain assets from Complient Corporation (See Note 12). During the nine months ended June 30, 2004, the Company paid $2,700,000 as the purchase price for the acquisition of assets from SOS and Complient, which was offset by the five-year term loan in the amount of $1,500,000 and line of credit borrowings in the amount of $1,197,034. The decrease in working capital from September 30, 2003 to June 30, 2004 principally relates to the increase in current liabilities related the SOS purchases, plus a reduction in cash and cash equivalents related to the SOS purchase. The Company purchased a new piece of equipment in May 2004 for approximately $150,000, which was funded from cash.

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

(c) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment, and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue. In addition, goodwill recorded at June 30, 2004 is not subject to amortization. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company believes no impairment charges need to be recorded as of June 30, 2004, but future changes in circumstances may cause an impairment charge to be recorded, which could be significant.

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

PART II

OTHER INFORMATION

Item 4. Annual Shareholder Meeting Information

On May 12, 2004 the Company held its Annual Meeting of Shareholders.  Of the 1,738,618 shares of common stock outstanding and entitled to vote at the meeting, 1,644,718 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the meeting.

1.

To elect two directors to hold office as Class II directors for a three-year term or until their respective successors have been elected or appointed and to elect one Class III director for a one-year term or until his or her successor has been elected or appointed

Class II Directors:

   Kenneth W. Brimmer

For:

1,630,502

Against:

     14,216

   Gary W. Copperud

For:

1,630,502

Against:

     14,216

Class III Director:

   Jeffrey Zinnecker

For:

1,630,502

Against:

     14,216

Allan Anderson and Gervaise Wilhelm continued their terms as directors after this 2004 Annual Meeting.

 2.

To approve an amendment to the Sterion Incorporated 2000 Stock Option Plan to increase the number of shares available under the plan from 500,000 to 600,000.

For:

   910,247

Against:

     74,144

Abstain:

     15,788

Broker Non-Vote:    644,539

Item 6. Exhibits and Reports on Form 8-K:

(a)

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32

Certification pursuant to 18 U.S.C. §1350

(b)

Reports on Form 8-K:

During the quarter covered by this report, the Company filed Current Reports on Form 8-K dated February 13, 2004 and May 12, 2004 disclosing under Item 12 material non-public information regarding its results of operations for the quarters ended December 31, 2003 and March 31, 2004, respectively and attaching at Item 7, press releases relating to the same.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STERION INCORPORATED
Date: August 13, 2004	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2004	By: /s/ Mark Buckrey Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)