Form 10QSB/A
period 2004-06-30
STERION INC
filed 2004-08-19
CIK 350557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 on Form 10-QSB/A to

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

Description of Amendment of Form 10-QSB for Quarterly Period Ended June 30, 2004:

This amendment to the Sterion Incorporated Form 10-QSB for the quarter ended June 30, 2004 is being filed solely to provide additional financial information at Note 10 and Note 13 to the Company’s financial statements contained in Part I – Financial Information, Item 1.  Consolidated Financial Statements (unaudited).  This Form 10-QSB/A does not amend any of the financial statements contained in the Company’s original filing.

STERION INCORPORATED
INDEX TO AMENDMENT NO. 1 TO FORM 10-QSB

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

See accompanying notes to consolidated financial statements

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended June 30,
	2004	2003

Cash flows from operation activities:
Net income	$62,991	$87,800
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	453,290	427,093
Gain on sale of certain assets of the sterilization container
system product line	-	(550,000)
Compensation related to non-employee stock options	55,185	69,311
Debt issuance costs	20,417	-
Deferred income taxes	-	(7,000)
Changes in operating assets and liabilities:
Accounts receivables, net	(470,087)	104,646
Inventories, net	(108,942)	(450,845)
Other current assets	(162,397)	(115,959)
Accounts payable	(101,462)	(35,212)
Accrued payroll and related taxes	89,114	147,666
Deferred revenue and service cost liability	26,797	-
Accrued income taxes	-	72,992
Other accrued expenses	35,930	(190,825)
Net cash flows from operating activities	(99,164)	(440,333)

Cash flows from investing activities:
Purchases of property and equipment	(355,609)	(199,823)
Purchase of intangibles	(46,703)	(67,964)
Proceeds from sale of certain assets of the sterilization
container system product line	-	2,900,000
Purchase of SOS from Complient Corporation	(2,700,000)	-
Proceeds from sale of property and equipment	650	-
Prepaid interest and cash value of life insurance	28,486	(3,449)
Net cash flows from investing activities	(3,073,176)	2,628,764

Cash flows from financing activities:
Net adjustments in line of credit, bank	1,197,034	(300,000)
Proceeds from long-term debt	1,500,000	-
Payments on long-term debt	(682,467)	(811,279)
Payments on capital lease obligation	(3,806)	(4,703)
Proceeds from rights and warrants exercised and stock
options exercised	2,400	-
Net cash flows from financing activities	2,013,161	(1,115,982)
Increase (decrease) in cash and cash equivalents	(1,159,179)	1,072,449

Cash and cash equivalents, beginning of period	1,762,819	591,263

Cash and cash equivalents, end of period	$ 603,640	$1,663,712

Non-cash financing activities:
Stock options issued for guarantee of long tern debt	$ 175,000	-

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

	Sterion	LifeSafe	Total

Three Months ended June 30, 2004
Revenues	2,240,338	556,025	2,796,363
Income from operations	52,952	103,169	156,121
Identifiable assets	7,623,522	4,117,430	11,740,952
Depreciation and amortization	90,386	92,222	182,608
Capital Expenditures	171,366	14,415	185,781

Three Months ended June 30, 2003
Revenues	2,269,966	0	2,269,966
Loss from operations	(349,921)	0	(349,921)
Identifiable assets	8,386,336	0	8,386,336
Depreciation and amortization	108,830	0	108,830
Capital Expenditures	56,236	0	56,236

	Sterion	LifeSafe	Total

Nine Months ended June 30, 2004
Revenues	6,798,097	902,219	7,700,316
Income (loss) from operations	(42,318)	250,375	208,057
Identifiable assets	7,623,522	4,117,430	11,740,952
Depreciation and amortization	236,602	216,688	453,290
Capital Expenditures	271,893	83,716	355,609

Nine Months ended June 30, 2003
Revenues	6,966,588	0	6,966,588
Loss from operations	(301,982)	0	(301,982)
Identifiable assets	8,386,336	0	8,386,336
Depreciation and amortization	427,093	0	427,093
Capital Expenditures	199,823	0	199,823

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

The purchase was pursuant to a Business Transfer Agreement dated as of July 1, 2004 between BTAC and Burger Time.  The purchase price for the assets was $3,014,950 (which included a $150,000 fee to the seller’s agent).  Of the purchase price consideration, BTAC paid $714,950 in cash from working capital obtained from the Company and BTAC will pay $2,000,000 through Contracts for Deed on ten parcels of real estate. The terms of the Contracts for Deed have an interest rate of 6% and require monthly principal and interest payments of approximately $16,900. BTAC also assumed a lease relating to an eleventh parcel of real estate pursuant to an Assignment of Real Estate Lease effective July 1, 2004.  The remaining $300,000 of consideration for BTAC’s purchase was paid by a Promissory Note dated July 1, 2004.  Under the terms of the Business Transfer Agreement, if the purchase price for the assets is not paid in full by November 12, 2004, the purchase price will increase by $300,000 and BTAC will issue an additional promissory note for $300,000 to Burger Time.  The additional promissory note is for a five year term with interest only payments due monthly at the rate of 6% per annum and all interest and principal due at maturity.  In connection with the transactions, Burger Time and two of its officers also entered into a Covenant Not to Compete dated July 1, 2004 in favor of BTAC.

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

Proforma information with regards to this transaction was not available at the time of filing.

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K:

(a)

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32

Certification pursuant to 18 U.S.C. §1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused Amendment No. 1 on Form 10-QSB/A to Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

STERION INCORPORATED
Date: August 19, 2004	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: August 19, 2004	By: /s/ Mark Buckrey Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)