Form 10KSB
period 2004-09-30
STERION INC
filed 2004-12-28
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2004

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

(763) 767-7217

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

State issuer’s revenues for its most recent fiscal year:   $12,140,643

Based upon the closing price of the issuer’s common stock as reported by The NASDAQ SmallCap Stock Market, the aggregate market value of such common stock held by nonaffiliates of the issuer as of December 23, 2004 was approximately $4,817,391.

As of December 23, 2004 the issuer had outstanding 1,731,318 shares of common stock, $.01 par value.

Documents Incorporated by Reference:    Portions of the Company’s Proxy Statement for its Annual Meeting of Stockholders to be held on January 31, 2005 are incorporated by reference into Part III of this Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

Statements included in this Annual Report on Form 10-KSB, in our quarterly reports, in future filings by us with the Securities and Exchange Commission, in the Company’s press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,”  “anticipate” and similar expressions are intended to identify such forward-looking statements. Certain important factors could cause results to differ materially from those anticipated by some statements made herein and these statements are not predictions of actual future results.  Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in this Annual Report on Form 10-KSB, including those discussed under “Risk Factors,” as well as others not now anticipated. All such forward-looking statements, whether written or oral, and whether made by or on our behalf are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

These risks and uncertainties include, without limitation: our ability to successfully operate the recently acquired businesses; the Company faces competition that has significantly more resources; the requirement to access significantly more capital to grow our business; the effect of government regulation; relationships with our third party suppliers; and overall economic conditions, including stock market fluctuation or disruption, inflation and consumer buying patterns.

Introduction

Sterion Incorporated (“Sterion”, “we” or the “Company”), formerly known as Oxboro Medical, Inc., was incorporated in Minnesota in 1978. We changed our name to Sterion Incorporated in January 2002. Sterion is a diversified business. Historically, our principal business was manufacturing and marketing medical products, the “Medical Products Group”. We expanded the Medical Products Group with the January 2002 acquisition of a line of surgical drainage from Surgidyne, Inc., and in February 2002 with the acquisition of a private-label wound closure manufacturing business. We acquired a product line consisting of sterilization containers in April 2001 and in May 2003 we sold the majority of these assets to STERIS Corporation (“STERIS”). We continue to manufacture the products for STERIS under a manufacturing agreement and this comprises our “Contract Manufacturing Business”. On November 26, 2003 Sterion purchased, through our LifeSafe Services, Inc. (“LifeSafe”) subsidiary certain assets and liabilities of SOS International, Inc. (“SOS”) from Complient Corporation relating to SOS’s business of leasing and servicing oxygen systems for emergency purposes. On July 1, 2004, our Burger Time Acquisition Corporation (“BTAC”) subsidiary completed the purchase of the assets and business operations of Burger Time. BTAC operates Burger Time, an eleven-unit chain of drive-through quick-service restaurants that focus on high-quality hamburgers offered at competitive prices.

On November 8, 2004, following the end of our September 30, 2004 fiscal year covered by this report, Sterion sold, relating to assets and certain liabilities, the Medical Products Business to Grand Rapids, Michigan based Aspen Surgical Products, Inc. (“Aspen”) for $6 million in cash and a $500,000 note receivable. In addition, the agreement with Aspen calls for certain contingent payments based upon future performance of the business. All of our Medical Products Group was sold in this transaction, including our disposable operating room support products, private-label manufacturing, and Surgidyne surgical wound drainage products. Aspen also acquired the Sterion, Oxboro and Surgidyne brand names. We are providing Aspen with transitional manufacturing services for these products for a short period following the closing of the sale.

The sale to Aspen reflects our strategic decision to focus our management attention and resources on businesses we believe will provide better opportunities to grow value for our shareholders, including our LifeSafe and Burger Time businesses.

In fiscal 2005, we will account for the Medical Products Group as a “Discontinued Operation.” We will also seek the approval of our shareholders to change our name to STEN Corporation at the Annual Meeting of Shareholders in 2005.

Principal Products and Distribution

In 2004, Sterion’s business was divided into four areas: the Medical Products Group, LifeSafe, Burger Time and Contract Manufacturing. The Medical Products Group manufactures and distributes its products from our Ham Lake, Minnesota corporate offices. The Contract Manufacturing products are manufactured and distributed from a facility leased by us located in Jacksonville, Texas. Both manufacturing facilities are ISO 9002 certified.  Administrative, sales, marketing and customer service personnel are located in Ham Lake. LifeSafe leases and services emergency oxygen tanks and is located in Jacksonville, Florida. The Jacksonville, Florida 5,000 square foot leased facility houses 24 full-time employees that support a network of 111 full and part-time service technicians located throughout the United States.  The eleven Burger Time Restaurants are located in Minnesota, North Dakota, South Dakota and Iowa.

Purchasing

The raw materials used for manufacturing the Medical Products Group products are readily available from multiple sources. The products used by LifeSafe including oxygen tanks, first aid supplies and training needs are available from a number of sources. Our Burger Time operations purchase food, beverages and supplies from Company-approved suppliers. All products must meet our standards and specifications, and management monitors the quality of the food, beverages and supplies. All essential food and beverage products are available, or upon short notice, could be available from alternate qualified suppliers. Among other factors, profitability for our Burger Time business is dependent upon our ability to anticipate and react to changes in food costs. Various factors beyond our control, such as climate changes and adverse weather conditions, may also affect food costs.

Patents, Trademarks, and Licenses

We have in the past pursued registrations in patents and trademarks and license agreements in connection with the marketing of our products. We held trademarks registered in both the U.S. and various countries throughout the world relating to the Sterion name. All rights to the “Sterion”, “Oxboro” and “Surgidyne” names were transferred to Aspen Surgical as part of the November 2004 sale.

We do not own any patents or registered trademarks or trade names relating to LifeSafe Services, LifeKit or Burger Time, nor have we filed any applications for patents or trademarks.  We may apply for federal, state or foreign trademark registrations in the future, but we cannot assure you that any of our trademark applications will result in a registered and protectable trademark.  Any registered or unregistered trademarks held or asserted by us may be canceled, infringed, circumvented or declared generic, or determined to be infringing on other marks owned by third parties.

In addition, we are aware of other users of marks incorporating the word “Life” that sell products similar to ours.  We do not believe our use of the mark “LifeSafe”, “LifeSafe Services” or “LifeKit” infringes upon the rights of any third party and do not believe our use of these marks causes confusion in our markets. If other users challenge our use of these marks and are successful against us, we could be forced to discontinue using these names which would cause serious harm to our business and result in considerable expenses associated with the development of a new brand name.

We also may apply for certain patents covering technological innovations relating to products, but we do not expect to obtain any significant patent protection. We intend to rely upon trade secrets, proprietary know-how and continuing technological innovation to become competitive in our market.  We cannot assure you that others may not independently develop the same or similar technologies or otherwise obtain access to our technology and trade secrets.  Our competitors, many of which have substantial resources and may make substantial investments in competing technologies, may have or apply for and obtain patents that will prevent, limit or interfere with our ability to manufacture or market our LifeSafe Services and related products. Further, while we do not believe that any of our products or processes interfere with the rights of others, third parties may nonetheless assert patent infringement claims against us in the future. Our business success will depend materially on our ability to protect our trademarks and trade names, to preserve our trade secrets, and to avoid infringing the proprietary rights of third parties.

Costly litigation might be necessary to protect our intellectual property or to determine the scope and validity of third-party proprietary rights. If an adverse outcome in litigation finds that we have infringed on proprietary rights of others, we may be required to pay substantial damages and/or alter our business to avoid an infringing use. Any claim of infringement may involve substantial expenditures and divert the time and effort of management.

Competition

All of our businesses are extremely competitive. In each of our businesses, we believe that there are direct competitors with substantially greater assets, marketing capability, and experience. Our Medical Products Group historically achieved a significant market share in several of the markets in which it competes by offering a balance of competitive factors including selection, price, customer service, convenience, product quality, reliability and speed of order fulfillment. Our LifeSafe subsidiary participates in the highly competitive oxygen leasing and service industry and many of our competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources. Among the many competitors are Cintas Corporation, Zee Medical and many smaller companies. LifeSafe’s continued success will depend upon the ability of sales and marketing programs to implement and close sales.

Our Burger Time restaurants compete in the quick-service restaurant industry, which is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many quick-service chains, including national chains which have significantly greater resources to devote to advertising, product development and new restaurants, and which makes them less vulnerable to fluctuations in food, paper, labor and other costs. The quick-service industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. We compete primarily on the basis of speed of service, price, value, food quality and taste. All of major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have and adverse effect on our sales and earnings.

Research and Development Expenditures

In the fiscal years ended September 30, 2004 and 2003, the Company spent $85,917 and $52,837, respectively, for research and development of medical products.

Government Regulation

Our Medical Products Group sells medical products, with both the medical products and the manufacturing procedures subject to regulations by the Food and Drug Administration (FDA) and the U.S. Department of Health and Human Services and similar state agencies. Medical devices intended for human use are classified into three categories (Classes I, II and III). The amount of regulation varies dependant upon the classification.  Most of the Medical Products Group products are Class I products, however, our Quality Management System is compliant with the requirements for Class I and Class II medical products. In addition, our sales and marketing practices are subject to regulation by the U.S. Department of Health and Human Services, pursuant to federal anti-kickback laws, and are also subject to similar state laws.

The Medical Products Group products are also subject to regulation in foreign countries, including ISO 9000 certification, which is required to conduct business in the European Community and Canada. The Medical Products Group products have received ISO 9002 and ISO 13488 Certification and are also covered under a CE Certificate, allowing products in the Medical Products Group to bear the CE Mark in Europe and Canada. Depending upon the distribution relationships established to Sterion products in countries outside the European Community, the Company may be responsible for obtaining approval to sell in those countries.

We devote significant financial and human resources to comply with the extensive regulations by the FDA and other government agencies. In addition, should we fail to comply with such regulations, it would be subject to administrative and criminal actions, which could have a material adverse effect on our business. Our operations may be affected with the passage of new legislation or court rulings with respect to existing legislation. Continued compliance with all regulatory requirements may be costly.

The restaurant industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and building and zoning requirements. In addition, we are subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working and safety conditions and citizenship requirements. Many of our employees are paid hourly rates based upon the federal and state minimum wage laws. Legislation increasing the minimum wage would result in increased labor costs. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could have a material adverse effect on our business, financial condition and results of operation.

Environmental Matters

We are subject to various federal, state and local environmental laws. These laws govern discharges to air and water from our restaurants, as well as handling and disposal practices for solid and hazardous waste. These laws may impose liability for damages for the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. We may be responsible for environmental conditions relating to our restaurants and the land on which the restaurants are located or were located, regardless of whether the restaurants or land in question are leased or owned and regardless of whether such environmental conditions were created by us or by a prior owner, tenant, or other third party.

We cannot be certain that environmental conditions relating to prior, existing or future restaurants will not have a material adverse effect on us. Moreover, there is no assurance that: (1) future laws, ordinances or regulations will not impose any material environmental liability; or (2) the current environmental condition of the properties will not be adversely affected by tenants or other third parties or by the condition of land or operations in the vicinity of the properties.

Employees

As of September 30, 2004, we employed 39 full-time and 2 part-time employees in the Ham Lake, Minnesota facility and 15 full-time employees in our Jacksonville, Texas facility. LifeSafe employed 24 full-time employees located in our Jacksonville, Florida facility and 111 full or part-time service technicians located in 30 states. At September 30, 2004, Burger Time employed 22 full-time and 100 part-time employees. We have never had a work stoppage and none of our employees are currently represented under collective bargaining agreements. We consider relations with our employees to be good. Subsequent to year end, with the sale of our Medical Products Group to Aspen, 36 full-time employees in the Ham Lake facility were laid off.

RISKS RELATED TO OUR BUSINESS

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-KSB under, “Item 1. Business”, “Item 3. Legal Proceedings”, “Item 7. Management’s Discussion and Analysis or Plan of Operation” and elsewhere in the Form 10-KSB constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use works such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

Our evolving business plan has significant risks. The risks inherent in each of our businesses may affect us more acutely because our businesses are diverse. Over the past five years we have purchased and sold several business units. We may, in the future, also consider additional business opportunities, which may not necessarily be in industries in which we have prior experience or in any industry in particular and which may or may not have synergies with our existing businesses. As a result of the recent sale of our Medical Products Group, in November 2004, we initially have concluded to focus our limited resources on our Burger Time and LifeSafe businesses. While these businesses share certain risks related to their small size in relation to industries characterized by numerous well established competitors who have substantially greater financial resources and longer operating histories, each of these businesses has many unique risks associated with it. To be successful with each of the Burger Time and LifeSafe businesses, we must successfully execute two distinct business plans at the same time. Given our limited management and lack of experience in each of these businesses, we believe it may be more difficult for us to succeed with such diverse businesses. A lack of focus on a single business activity together with the significant risk of failure that may occur in pursuing possible growth opportunities in these and new businesses, where we have limited executive management experience, may contribute to poor financial performance and significant losses for our shareholders.

We have limited experience in operating quick service restaurants, and if Burger Time is unable to deliver its products successfully in terms of quality, service and cost, our ability to generate revenues will be impaired.

We have very limited experience in operating quick service restaurants. We must operate the Burger Time restaurants to meet our customers’ expectations as to quality, consistency, service and cost in a timely and cost-effective manner.  We cannot assure you that we will operate the Burger Time restaurants in the most profitable manner.  If the Burger Time concept or products are not acceptable to customers, we could experience substantially decreased revenues.

We are dependent on management and key personnel to succeed. We depend on the experience of our principal executive officers and key personnel. Our continued success also depends on the ability of our management to effectively manage and grow our business. The loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel on acceptable terms, could impede the achievement of our business objectives and have a material adverse effect on our business. In addition, as we seek to develop our Burger Time business, the market for attracting experienced quick-service restaurant management is particularly competitive.

Future growth in our Burger Time business will depend upon our ability to successfully open new restaurant locations. We presently plan to open two to four additional Burger Time restaurants in fiscal 2005. The success of our growth strategy will depend on numerous factors, many of which are beyond our control including: the hiring, training and retention of qualified management and other restaurant personnel; the ability to obtain necessary governmental permits and approvals; competition for desirable site locations; the availability of appropriate financing; and general economic conditions. Additionally, our ability to successfully open additional restaurants will depend upon a number of other factors, particularly the acceptance of the Burger Time concept in new markets, competition and market saturation. To manage our planned expansion, we must ensure the continuing adequacy of our existing systems and procedures, including our supply and distribution arrangements, restaurant management, financial controls and information systems. While we are expanding our Burger Time business, we cannot assure you that we will be able to maintain the same-store sales growth.

The capital resources required to develop our Burger Time business is significant. We estimate that the costs of developing and opening most of our future restaurants will range from $500,000 to $1,000,000 per restaurant. We may require additional equity or debt financing to continue expansion beyond the planned restaurants. Our ability to open and successfully operate additional Burger Time restaurants will also depend upon the hiring and training of skilled restaurant management personnel and the general ability to successfully manage growth, including monitoring restaurants and controlling costs, food quality and customer service. Accordingly, there can be no assurance that we will be able to open new restaurants or that, if opened; those restaurants can be operated profitably.

Our success depends on our ability to compete with our major competitors. The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept, service, price, dining experience and location. In our Burger Time business, we compete with major restaurant chains, some of which dominate the quick-service restaurant industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food stores, as well as supermarkets and convenience stores. In our LifeSafe business, in addition to major competitors such as Cintas and Zee Medical, a subsidiary of McKesson Corporation, we face increased competition from a variety of firms both large and small who offer products similar to ours for sale at competitive or discounted prices via the internet.

In both our Burger Time and LifeSafe business, many of our competitors have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. Our competitors could also make changes to pricing or other marketing strategies. As our competitors expand operations or product offerings, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial condition and results of operations.

Consumer preferences and perceptions, seasonality and general economic conditions may have significant effects on our Burger Time business. Foodservice businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by traffic patterns, demographics and the type, number and locations of competing restaurants. Restaurant performance may also be affected by adverse weather conditions, because a significant number of them are located in areas which experience severe winter conditions. Multi unit foodservice businesses such as ours can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one or a limited number of restaurants. We can be similarly affected by consumer concerns with respect to the nutritional value of quick-service food. In addition, our dependence on frequent deliveries of food and paper products subjects our restaurants to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. Unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and unemployment tax rates), increases in the number and locations of competing quick-service restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect our financial condition and results of operations. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our management's ability to anticipate, identify and respond to changing conditions.

Our LifeSafe business continues to experience a decline in recurring revenue. The LifeSafe business, over the several years prior to our acquisition in November 2003, had experienced erosion in its base of customers contracting for annual services. Under our ownership, our efforts to reverse the decline have not yet been successful. We have initiated efforts directed toward reinvigorating and reversing the trend of the decline in recurring revenue at LifeSafe, however continued losses in recurring revenue may ultimately lead to operating losses for this business and costs associated with attempting to increase revenue, even if successful, may not result in a positive return.

Our Contract Manufacturing Business is dependent on a single customer. In fiscal 2004, we realized sales of approximately $2,139,000 and $314,000 in gross profit from our Contract Manufacturing Business, all of which were derived from sales to STERIS Corporation. Our manufacturing agreement with STERIS continues through December 31, 2006, with extensions subject to agreement between the parties and STERIS may terminate the agreement at any time upon 90 days notice. While we are obligated to manufacture the products exclusively for STERIS, STERIS has the right to manufacture the products itself or arrange for another party to manufacture the products. Any action by STERIS to obtain alternative manufacturing would adversely affect our revenue from this business. Further, there are no minimum purchase obligations under the manufacturing agreement. Any action by STERIS to otherwise limit or discontinue its purchases from us would have a material adverse impact on sales of our products and, consequently, our financial results. Our Contract Manufacturing Business is dependent upon our on-going relationship with STERIS Corporation and the ability and desire of STERIS to continue marketing the products to its customers. While we believe our relationship with STERIS is good, there can be no assurance this business will continue.

Control by existing management. Our officers and directors, together with family and related entities own approximately 62% of the issued and outstanding shares of the Common Stock of the Company. As a result, such shareholders acting as a group will have the ability to influence or control transactions requiring shareholder approval, including the election or removal of members of the board of directors, mergers and other business combinations, and changes in control of our company.

In addition, conflicts of interest may arise between those significant shareholders that are members of management and  non-management minority shareholders.  We may not be able to resolve conflicts of interests, or if resolved, the resolution may be less favorable than if it involved unaffiliated parties.  There can be no assurance that conflicts of interest will not adversely affect our business and the value of shares of our common stock.

Fluctuations in quarterly operating results may negatively affect stock price. We may experience variability in our net sales and operating profit on a quarterly basis as a result of many factors, including, among other things, the buying habits of our customers, seasonality in our Burger Time business, size and timing of orders by certain customers, shifts in demand for types of products, technological changes and industry announcements of new products. If revenues do not meet expectations in any given quarter, our stock price may be materially adversely affected.

We have a limited public market for our common stock.  As of December 10, 2004, we had 1,731,318 shares of common stock outstanding, of which 816,507 shares are held by persons other than members of our management.  The concentration of shares of our common stock in the hands of our management may limit the availability of shares for sale.  Further, the average daily trading volume of our common stock on the Nasdaq SmallCap Market has historically been low.  For example, the average daily trading volume in calendar year 2004 was approximately 4,000 shares.  There can be no assurance that an active market will exist for our common stock, or that our common stock could be sold without a significant negative impact on the publicly quoted price per share.

There is no assurance that future capital will be available to us, and additional capital will dilute the holdings of our stockholders. Our shareholders have no preemptive rights. Our shareholders, who are not entitled to participate in any future stock issuance, will experience dilution of their equity investment if we commence a subsequent public or private offering of common stock, convertible debt, or preferred stock; or issue preferred stock or shares of common stock upon exercise of warrants to consultants or other parties providing goods or services to us in lieu of or in addition to cash consideration.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters consisting of office, manufacturing, and warehouse facilities are located in a 30,000 square foot building on 2.41 acres in Ham Lake, Minnesota, a suburb of Minneapolis, Minnesota. The building is approximately 10 years old. This Ham Lake facility is subject to a mortgage due February 2011, collateralized by the land and building, with an outstanding amount of $844,094 at an interest rate of 8.5% at September 30, 2004.  Monthly payments, including interest are $8,175. Because of the sale of the Medical Products Group, we are pursuing plans for the sale of our Ham Lake facility. We lease 30,000 square feet of space in Jacksonville, Texas for our Contract Manufacturing Business. Terms of the lease are $9,000 per month expiring December 31, 2004. We are currently negotiating a renewal to the lease arrangement for this facility and expect to conclude these negotiations early in 2005. There can be no assurance that this lease will be renewed on terms satisfactory to us, if at all. Through LifeSafe, we lease 5,000 square feet of space in Jacksonville, Florida. Terms of the lease are payments of $3,296 per month with an expiration date of February 2006. With the purchase of the eleven Burger Time restaurants, we entered into an agreement to pay $2,000,000 through contracts for deed on parcels of real estate relating to ten of the locations. The terms of the contracts for deed have an interest rate of 6% and require monthly interest only payments of approximately $10,000. The principal is due at maturity. In November 2004, we paid all amounts owed under the contracts for deed.  We assumed a lease relating to the eleventh parcel of real estate, located in Sioux Falls, South Dakota, pursuant to an Assignment of Real Estate Lease effective July 1, 2004, with a base rent of $1,000 per month.

Burger Time Locations
		Building	Land
Location	Open Since	(Approx Sq Ft)	(Square Feet)
Fargo, North Dakota	August 1987	600	35,000
Moorhead, Minnesota	August 1988	600	22,680
St. Cloud, Minnesota	February 1989	600	17,575
Detroit Lakes, Minnesota	June 1989	600	18,000
Bismarck, North Dakota	July 1989	600	30,750
Grand Forks, Minnesota	October 1989	650	29,580
Sioux Falls, South Dakota	August 1991	650	17,688
Sioux Falls, South Dakota*	August 1991	650	15,000
Minot, North Dakota	September 1992	800	33,600
Elk River, Minnesota	May 1996	650	37,500
Sioux City, Iowa	April 1997	616	15,000

* Leased

ITEM 3. LEGAL PROCEEDINGS

We may become involved in various legal actions in the ordinary course of our business.  Although the outcome of any such legal actions cannot be predicted, management believes that there are no pending legal proceedings against or involving us for which the outcome is likely to have a material adverse effect upon our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on The NASDAQ SmallCap Market under the symbol “STEN,” (formerly “OMED”). The following table sets forth the quarterly high and low closing bid prices for our common stock for each quarter of the past two fiscal years as reported by The NASDAQ SmallCap Market. These prices do not include mark-ups and mark-downs or commissions to the dealer. The prices may not reflect actual transactions.

	Closing Bid Price
Period	High	Low
Fiscal 2003
First Quarter	6.000	4.900
Second Quarter	5.050	4.000
Third Quarter	6.120	3.980
Fourth Quarter	6.000	5.000
Fiscal 2004
First Quarter	6.500	4.800
Second Quarter	9.000	5.250
Third Quarter	6.200	4.410
Fourth Quarter	6.400	4.500

As of December 6, 2004, there were approximately 319 holders of record of our common stock.

Common Stock Purchase Warrants

In October 2000, we completed the offering of warrants to purchase up to 417,794 shares of our common stock at an exercise price of $4.00 per share (the “Warrants”). In August 2003, the Company extended the expiration time and date of the Warrants to 5:00 p.m. Minneapolis time on September 30, 2005.  As of December 6, 2004, there were approximately 7 registered holders of Warrants. As of September 30, 2004, there are currently Warrants outstanding to purchase 370,293 shares of common stock.

Dividend Policy

We have paid no cash dividends on our common stock and do not intend to pay any dividends in the future.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of September 30, 2004. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:	439,000	$5.920	161,000

Equity compensation plans not approved by stockholders:	370,293	$4.038	-

Total	809,293	$5.059	161,000

Repurchases of Common Stock

The following table provides certain information regarding purchases made by us of our equity securities in the 4th quarter:

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 30, 2004	-	$ -	-	119,600
August 1 – August 30, 2004	-	-	-	119,600
September 1 – September 30, 2004	7,300	5.10	7,300	112,300
Total	7,300	$ 5.10	7,300	112,300

(1)

On September 17, 2001, we announced that our board of directors had approved a stock repurchase program authorizing us to repurchase up to 175,000 shares of our common stock from time to time in open market transactions or in privately negotiated transactions and on November 8, 2004, our Board of Directors authorized a repurchase program covering a total of 175,000 shares, replacing our earlier repurchase plan.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements. Our critical accounting policies and estimates are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) allowance for uncollectible accounts receivable, (c) inventories, (d) goodwill, intangible and other long-lived assets and (e) accounting for business combinations.

(a) Revenue Recognition - The Company’s revenues are recognized when products are shipped to unaffiliated customers. Revenues from our lease programs in LifeSafe are recognized on a straight-line basis over the life of the customer service agreement (typically 3 to 12 months) and revenues from our fast food business are recognized at the time the food is served. The Securities and Exchange Commission’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition” provides guidance on the application of accounting principles generally accepted in the United States of America to selected revenue recognition issues.  The Company has concluded that its revenue recognition policy is appropriate and in accordance with accounting principles generally accepted in the United States of America and SAB No. 101.

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

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment, and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company believes no impairment charges need to be recorded as of September 30, 2004.

(e) Accounting for Business Combinations - Goodwill and intangible assets represent the excess of consideration over the fair value of tangible net assets acquired.  Certain assumptions and estimates are employed by management in determining the fair value of assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the appropriate reporting unit.  In addition, we assess the recoverability of these intangibles by determining whether the fair values of the applicable reporting units exceed their carrying values.  The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry.  Actual results could differ from these assumptions and projections resulting in the Company revising its assumptions and, if required, recognizing an impairment loss.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion related to the impact of recently issued accounting standards.

Results of Operations

Net sales for the twelve-month period ended September 30, 2004 were $12,140,643 compared to $9,023,956 in the previous fiscal year. This represents an increase of approximately 34.54%. This increase in sales reflects the Company’s purchase of certain assets of SOS by LifeSafe in November 2003 and the purchase through BTAC (“Burger Time”) in July 2004 of certain assets of Burger Time Corporation. LifeSafe contributed sales of $1,620,766 and $0 for the years ended September 30, 2004 and 2003, respectively and Burger Time contributed sales of $1,586,180 and $0 for the years ended September 30, 2004 and 2003, respectively.

Gross profit as a percent of net sales for the twelve months of fiscal 2004 and 2003 was 36% and 40%, respectively. The decrease in gross profit percentage for fiscal 2004 results from an increase in costs associated with our Medical Products Group, including higher material costs, a shift in the Company’s marketing strategy towards distribution and away from direct hospital sales and the entry into the quick-service restaurant business through Burger Time. Helping to offset the decrease in gross margin percentage, however, was the entry into the servicing of oxygen tanks business through LifeSafe. Gross profit increased from $3,604,486 for the year ended September 30, 2003 to $4,359,410 for the year ended September 30, 2004, an increase of $754,924.

Income from operations for fiscal year 2004 was $507,108 compared to a loss from operations of $(402,649) in fiscal year 2003. The increase in income from operations resulted from the additions of LifeSafe and Burger Time, which contributed an aggregate of $522,269 and $0 to income from operations for the years ended September 30, 2004 and 2003, respectively. In the Medical Products Group, the Company reduced its operating loss through continued cost savings to $(15,161) for the year ended September 30, 2004 as compared to a loss of $(402,649) for the year ended September 30, 2003. Selling, general and administrative expenses for the years ended September 30, were also reduced to $3,852,302 in 2004 from $4,007,135 in 2003.

Interest expense for the twelve months ended September 30, 2004 was $227,386 compared to $120,162 in the same period of 2003.  The increase in interest expense is related to the financing of the purchase of certain assets of LifeSafe and Burger Time and expensing of debt issuance costs of $29,167 associated with financing of the LifeSafe purchase. For the year ended September 30, 2004 the Company paid $72,800 in interest relating to the mortgage on the Ham Lake facility, $56,016 relating to the financing of LifeSafe asset purchase and $22,500 relating to the financing of Burger Time asset purchase. The Company also paid $46,903 on interest for the year ended September 30, 2004 relating to our line of credit. The Company recognized interest income of $6,139 and $650 from an asset sale in fiscal 2004. The majority of other income in fiscal 2003 related to the Company’s sale of certain assets to STERIS resulting in a gain of $550,000.

 Net earnings per share for the twelve months ended September 30, 2004 were $0.11 basic and $0.11 diluted as compared to $0.01 basic and $0.01 diluted in same period of 2003. Although the weighted average number of shares outstanding was approximately equal for the years ended September 30, 2004 and September 30, 2003, net income was up $176,361 from $21,550 for the year ended September 30, 2003 to $197,911 for the year ended September 30, 2004 representing an increase of 818%. This accounts for the significant increase in basic and diluted net earnings per share for the twelve months ended September 30, 2004 versus the same period of 2003.

Liquidity and Capital Resources

The Company has historically financed its operations through internal working capital and bank credit arrangements. The Company believes it has adequate capital to meet its cash requirements for the next twelve months. As of September 30, 2004, the Company had working capital of $1,850,438 as compared to $5,198,189 at September 30, 2003, and long-term debt of $3,785,063 at September 30, 2004 compared to $1,236,933 at September 30, 2003. The increase in long-term debt can be attributed to the Company’s purchase of LifeSafe assets in November 2003 and Burger Time assets in July 2004. As of September 30, 2004, the Company had $431,942 in cash and cash equivalents as compared to $1,762,819 at September 30, 2003. The decrease in cash and cash equivalents also relates to the LifeSafe and Burger Time acquisitions. Financing of our corporate Ham Lake, Minnesota facility has been through a mortgage due February 2011. During May 2001, the Company entered into a $675,000 revolving line of credit with Crown Bank. The line was paid in full during the year ended September 30, 2003. In July 2003, the Company entered into $1,000,000 revolving line of credit with Citizens Independent Bank of Hopkins, Minnesota (“Citizens Bank”). The line of credit was for borrowings up to $1,000,000 with an initial maturity of July 1, 2004. Interest rate on the line of credit is prime plus 0.5% resulting in a rate of 5.25% at September 30, 2004. In November 2003, concurrent with the LifeSafe purchase, the Company and Citizens Bank entered into an amendment to the line of credit agreement to increase the amount of borrowings from $1,000,000 to $1,800,000 and extend the due date to April 1, 2005. As of September 30, 2004, outstanding borrowings under the line of credit agreement were $1,440,921.

During July 2003, the Company also obtained a term loan from Citizens Bank in the amount of $500,000. In November 2003, the Company paid off the term loan balance of $473,000, and at the same time, negotiated a new term loan in the amount of $1,500,000 due November 1, 2008, with an interest rate of prime plus 0.5% resulting in an initial rate of 4.500%. The terms of the loan require monthly principal and interest payments of approximately $28,000. As of September 30, 2004, the outstanding balance of the term loan was $1,247,439. The line of credit and the term loan with Citizens Bank are secured by substantially all of the assets of the Company. At September 30, 2004 the Company was not in compliance with loan covenants relating to working capital and tangible net worth and on December 3, 2004 obtained a waiver of these covenants. Additionally, the Company’s indebtedness to Citizens Bank is guaranteed by Messrs. Kenneth W. Brimmer, our Chief Executive Officer and director, and Gary Copperud, a director. On July 1, 2004, the Company, as part of the purchase of Burger Time, entered in an agreement to pay $2,000,000 through Contacts for Deed on ten parcels of real estate. The contacts for deed have an interest rate of 6% and require monthly interest only payments of approximately $10,000 with the balance of interest and principal due June 30, 2019. The Company also agreed to pay a $300,000 Promissory Note as result of the purchase of Burger Time in July 2004. The Promissory Note has an interest rate of 6% and requires three equal payments of $100,000 due on the fist day of each month of August through October 2004. On July 9, 2004, the Company purchased a web-based emergency supplies business known as “LifeKit” through its LifeSafe subsidiary and agreed to pay the former owner of LifeKit 27.5% of net sales monthly until the aggregate payments reach $150,000. In November 2004, following the end of our fiscal year and concurrent with the sale of our Medical Products Group, we repaid in full all Bank borrowings and the Contacts for Deed related to the Burger Time acquisition.

During the twelve months ended September 30, 2004, the Company increased cash flows from operating activities to $760,162 compared to September 30, 2003 where the Company used $806,865 in net cash from operating activities. The increase from the prior year is primarily due to increased profitability and an increase in depreciation and amortization. The Company had cash flows of $(4,009,092) in investing activities for the year ended September 30, 2004. The cash flows from investing activities were principally attributed to purchases of LifeSafe ($2,700,000) and Burger Time ($760,150). The Company purchased property and equipment of approximately $324,000 for the year ended September 30, 2004. The Company created $1,918,053 in cash from financing activities, which included new borrowings on the line of credit for $1,440,921 and proceeds on term loans of $1,500,000. In fiscal 2004, the Company paid down debt by $984,242 and repurchased 7,300 common shares for $37,221.

The following summarizes our contractual obligations at September 30, 2004. The line of credit is a revolving line of credit agreement with Citizens Bank in the amount of $1,800,000, $1,440,921 of which has been borrowed at a rate of 4.50%. The notes payable consists of two notes, a mortgage note with StanCorp Mortgage Investors in the amount of $844,094, a note to Citizens Bank in the amount of $1,247,439, a note to Burger Time Corporation for $100,000 and a note to LifeKit for $127,978. The contracts for deed with Burger Time Corporation total $2,000,000. The table shows the effect these contractual obligations are expected to have on our liquidity and cash flows as of September 30, 2004.

	Total	1 Year or Less	1-3 years	3-5 Years	Over 5 Years

Operating Leases	$161,263	$73,185	$67,078	$21,000	$ -
Line of Credit	1,440,921	1,440,921	-	-	-
Notes Payable	4,319,511	534,448	661,334	437,513	2,686,216
Total	$5,921,695	$2,048,554	$728,412	$458,513	$2,686,616

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

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

(b)

Changes in Internal Control Over Financial Reporting.

The Company, with the purchase of SOS by its subsidiary LifeSafe, and with the purchase of Burger Time Corporation through its BTAC subsidiary, reviewed their existing internal controls and procedures and determined that they were adequate and incorporated these internal controls and procedures in the Company’s financial reporting structure.

There have been no significant changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to the sections entitled “Election of Directors,” “Governance Matters,” “Description of Committees of the Board of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” “Code of Ethics” and “Executive Officers” in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after September 30, 2004 (the “2004 Proxy Statement”).

ITEM 10. EXECUTIVE COMPENSATION

Information required under this item is contained in the section entitled “Executive Compensation” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item is contained in the section entitled “Security Ownership of Principal Stockholders and Management” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item is contained in the section entitled “Certain Relationships and Related Transactions” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

ITEM 13. EXHIBITS

(a)

Exhibits

Exhibit

Number

Description

3.1

Composite Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).

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

4.2

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

10.8*

Mutual Release and Non-competition Agreement by and between Larry A. Rasmusson and the Company effective September 1, 1998 (incorporated by reference to Exhibit 10.9 to the Form 10-KSB).

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

10.12*

Non-qualified Stock Option Agreement between Gary Copperud and the Company effective as of April 20, 1999  (incorporated by reference to Exhibit 10.22 to the 1999 Form 10-KSB).

10.13*

Non-qualified Stock Option Agreement between Kenneth W. Brimmer and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.23 to the 1999 Form 10-KSB).

10.14*

Non-qualified Stock Option Agreement between John E. Sayer and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.23 to the 1999 Form 10-KSB).

10.15

Mortgage Note dated December 15, 2000 issued in the amount of $975,000 by StanCorp. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for September 30, 2002)

10.16

Asset Purchase Agreement dated November 26, 2003 by and between LifeSafe Services, Inc., SOS International, Inc. and Complient Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2003 (the "November 2003 8-K")).

10.17

Lease dated December 21, 2000, as amended by letter agreement dated March 6, 2001 by and between ZEP Properties, as Landlord, and Complient Corporation, as Tenant, as assigned to LifeSafe Services, Inc. on November 26, 2003 (incorporated by reference to Exhibit 10.2 to the November 2003 8-K).

10.18

Business Loan Agreement (Asset Based) dated November 26, 2003 relating to the Principal Amount of $1,800,000 between Sterion Incorporated as Borrower and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.3 to the November 2003 8-K).

10.19

Promissory Note dated November 26, 2003 in the Principal Amount of $1,800,000 between Sterion Incorporated as Borrower and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.4 to the November 2003 8-K).

10.20

Form of Commercial Security Agreement dated November 26, 2003 Relating to the Promissory Note in the Principal Amount of $1,800,000 and the Promissory Note in the Principal Amount of $1,500,000 between Sterion Incorporated as Grantor and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.5 to the November 2003 8-K).

10.21

Commercial Pledge Agreement dated November 26, 2003 Relating to the Promissory Note in the Principal Amount of $1,800,000 between Sterion Incorporated as Grantor and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.6 to the November 2003 8-K).

10.22

Promissory Note dated November 26, 2003 in the Principal Amount of $1,500,000 between Sterion Incorporated as Borrower and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.7 to the November 2003 8-K).

10.23

Commercial Pledge Agreement dated November 26, 2003 Relating to Promissory Note in the Principal Amount of $1,500,000 between Sterion Incorporated as Grantor and Citizens Independent Bank as Lender (incorporated by reference to Exhibit 10.8 to the November 2003 8-K).

10.24

Security Agreement entered into as of November 26, 2003 between LifeSafe Services, Inc. and Citizens Independent Bank (incorporated by reference to Exhibit 10.9 to the November 2003 8-K).

10.25

Unconditional and Continuing Corporate Guaranty entered into as of November 26, 2003 between LifeSafe Services, Inc. and Citizens Independent Bank (incorporated by reference to Exhibit 10.10 to the November 2003 8-K).

10.26

Form of Commercial Guaranty entered into as of November 26, 2003 by each of Kenneth W. Brimmer and Gary Copperud relating to Indebtedness of Sterion Incorporated to Citizens Independent Bank (incorporated by reference to Exhibit 10.11 to the November 2003 8-K).

10.27*

Form of Non-Qualified Stock Option under the Company’s 2000 Stock Option Plan dated December 11, 2003 between the Company and each of Kenneth W. Brimmer and Gary Copperud (incorporated by reference to Exhibit 10.12 to the November 2003 8-K).

10.28

Business Transfer Agreement dated July 1, 2004 by and between Burger Time Acquisition Corporation and Burger Time Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K dated July 1, 2004 (the “July 2004 8-K”)).

10.29

Form of Contract for Deed dated July 1, 2004 between Burger Time Acquisition Corporation and Burger Time Corporation (incorporated by reference to Exhibit 10.2 to the July 2004 8-K).

10.30

Assignment of Real Estate Lease effective July 1, 2004 between Burger Time Acquisition Corporation and Burger Time Corporation with Landlord Consent and Estoppel by Dallas Vandenboos and Janice Vandenboos (incorporated by reference to Exhibit 10.3 to the July 2004 8-K).

10.31

Promissory Note dated July 1, 2004 in the principal amount of $300,000 issued to Burger Time Corporation by Burger Time Acquisition Corporation (incorporated by reference to Exhibit 10.4 to the July 2004 8-K).

10.32

Personal Guaranty dated July 1, 2004 by and between Gary Copperud and Burger Time Corporation (incorporated by reference to Exhibit 10.6 to the July 2004 8-K).

10.33

Security Agreement entered into as of July 1, 2004 between Burger Time Acquisition Corporation and Burger Time Corporation (incorporated by reference to Exhibit 10.7 to the July 2004 8-K).

11

Computation of Earnings Per Share – See footnote 1, page F-9

14

Code of Ethics of Sterion Incorporated (incorporated by reference to Exhibit 14 to the Company’s Form 10-KSB for the year ended September 30, 2003).

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item is contained in the section entitled “Independent Certified Public Accountants” in the Company’s 2004 Proxy Statement and is incorporated herein by reference.

19

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on December 28, 2004.

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2004.

/s/    Kenneth W. Brimmer

Director, Chief Executive Officer

Kenneth W. Brimmer

(Principal Executive Officer)

/s/   Mark S. Buckrey

Chief Financial Officer

Mark Buckrey

(Principal Financial Officer)

/s/   Gary Copperud

Director

Gary Copperud

/s/   Gervaise Wilhelm

Director

Gervaise Wilhelm

/s/   Allan D. Anderson

Director

Allan D. Anderson

/s/   Jeffrey A. Zinnecker

Director

Jeffrey A. Zinnecker

TABLE OF CONTENTS

Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Stockholders’ Equity	F-4
Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders, Audit Committee and Board of Directors

Sterion Incorporated and subsidiaries

Ham Lake, Minnesota

We have audited the accompanying consolidated balance sheets of Sterion Incorporated and subsidiaries as of September 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sterion Incorporated and subsidiaries as of September 30, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

December 21, 2004

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2004 and 2003

ASSETS

	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$431,942	$1,762,819
Warrant proceeds due from trustee	-	1,600
Accounts receivable, net	1,649,537	994,629
Inventories	3,483,510	3,176,910
Deferred income taxes	128,400	144,000
Other current assets	302,347	268,901
Total Current Assets	5,995,736	6,348,859
PROPERTY AND EQUIPMENT, NET	6,513,004	1,568,847
OTHER ASSETS
Intangible assets, net	1,566,777	118,105
Goodwill	355,563	356,439
Cash surrender value of life insurance, net of loans	32,865	41,351
Total Other Assets	1,955,205	515,895
TOTAL ASSETS	$14,463,945	$8,433,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit, bank	$1,440,921	$-
Current portion of long-term debt	534,448	116,820
Current portion of capital lease obligation	-	4,681
Accounts payable	861,314	731,300
Accrued payroll and related taxes	248,920	244,892
Deferred revenue and service cost liability	849,451	-
Other accrued expenses	210,244	52,977
Total Current Liabilities	4,145,298	1,150,670
LONG-TERM LIABILITIES
Long-term debt, net of current portion	3,785,063	1,236,933
Deferred income taxes	117,000	44,000
Total Liabilities	8,047,361	2,431,603
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	17,313	17,384
authorized, 5,000,000 undesignated shares authorized, 1,838,689 and 1,800,118 common shares issued and 1,731,318 and 1,738,418 outstanding
Additional paid-in capital	3,445,774	3,144,494
Retained earnings	3,112,908	2,914,997
Deferred compensation	(159,411)	(74,877)
Total Stockholders’ Equity	6,416,584	6,001,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,463,945	$8,433,601

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended September 30, 2004 and 2003

	2004	2003
SALES, NET	$12,140,643	$9,023,956
COST OF GOODS SOLD	7,781,233	5,419,470
Gross Profit	4,359,410	3,604,486
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,852,302	4,007,135
Income (Loss) from Operations	507,108	(402,649)
OTHER INCOME (EXPENSE)
Interest expense	(227,386)	(120,162)
Investment income	6,139	7,344
Gain on sale of assets and other income	650	550,117
Net Other Income (Expense)	(220,597)	437,299
Income Before Income Taxes	286,511	34,650
PROVISION FOR INCOME TAXES	88,600	13,100
NET INCOME	$197,911	$ 21,550
NET EARNINGS PER SHARE
Basic	$0.11	$0.01
Diluted	$0.11	$0.01
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	1,737,997	1,729,585
Diluted	1,859,551	1,818,868

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2004 and 2003

			Additional			Total
	Common Stock		Paid-in	Retained	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Equity
BALANCES, September 30, 2002	1,729,537	$17,295	$3,109,059	$2,893,447	$(116,109)	$5,903,692
Exercise of warrants	8,881	89	35,435	-	-	35,524
Net income	-	-	-	21,550	-	21,550
Deferred consulting expense related to stock options issued to non-employees	-	-	-	-	41,232	41,232
BALANCES, September 30, 2003	1,738,418	17,384	3,144,494	2,914,997	(74,877)	6,001,998
Exercise of warrants	200	2	798	-	-	800
Options issued for guarantee of debt	-	-	175,000	-	-	175,000
Net income	-	-	-	197,911	-	197,911
Repurchase of common shares	(7,300)	(73)	(37,148)	-	-	(37,221)
Deferred consulting expense related to stock options issued to non-employees	-	-	162,630	-	(84,534)	78,096
BALANCES, September 30, 2004	1,731,318	$17,313	$3,445,774	$3,112,908	$(159,411)	$6,416,584

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended September 30, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$197,911	$21,550
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	736,192	515,988
Gain on sale of assets	(650)	(550,000)
Debt issuance costs, amortization	29,167	-
Deferred income taxes	88,600	39,000
Compensation related to stock options issued	78,096	41,232
Changes in operating assets and liabilities:
Accounts receivable, net	(282,117)	306,263
Inventories	(241,240)	(736,772)
Other current assets	(33,446)	(88,118)
Accounts payable	102,903	3,071
Accrued payroll and related taxes	(40,972)	6,480
Accrued income taxes	-	(27,753)
Deferred revenue and service cost liability	43,451	-
Other accrued expenses	82,267	(337,806)
Net Cash Flows from Operating Activities	760,162	(806,865)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of SOS from Complient Corporation	(2,700,000)	-
Purchase of Burger Time, net of cash received	(760,150)	-
Purchase of LifeKit.com	(137,000)	-
Purchases of property and equipment	(324,427)	(214,321)
Purchases of intangibles	(96,651)	(81,613)
Proceeds from sale of certain assets of the sterilization container system product line and property and equipment	650	2,900,000
(Increase in) Proceeds from loans on cash surrender value of life insurance	8,486	(21,287)
Net Cash Flows from Investing Activities	(4,009,092)	2,582,779
CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (payments) on line of credit, bank	1,440,921	(300,000)
Proceeds from long-term debt	1,500,000	500,000
Payments on long-term debt	(984,242)	(832,917)
Payments on capital lease obligation	(3,805)	(5,365)
Proceeds from exercise of stock warrants, net	2,400	33,924
Repurchase of common shares	(37,221)	-
Net Cash Flows from Financing Activities	1,918,053	(604,358)
Net Change in Cash and Cash Equivalents	(1,330,877)	1,171,556
CASH AND CASH EQUIVALENTS - Beginning of Year	1,762,819	591,263
CASH AND CASH EQUIVALENTS - END OF YEAR	$431,942	$1,762,819

See accompanying notes to consolidated financial statements.

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Sterion Incorporated and subsidiaries (the Company) is a diversified business. The Medical Products Group of the Company develops, assembles and markets disposable medical products for use in general and cardiovascular surgery and manufactures sterilization containers and filters for use by hospitals, clinics and surgery centers. The Company sells its products to customers located throughout the world. In November 2003, the Company created LifeSafe Services Inc. (“LifeSafe”) as a wholly-owned subsidiary and also entered into the business of selling and servicing emergency oxygen tanks and other related emergency equipment. In July 2004, the Company created Burger Time Acquisition Corporation (“BTAC”) as a wholly-owned subsidiary and purchased an 11-store chain of fast food restaurants located in the upper midwest. Also in July 2004, the Company’s LifeSafe subsidiary purchased a web-based emergency supplies business known as LifeKit.com.

Principles of Consolidation

The consolidated financial statements include the accounts of Sterion Incorporated and its wholly-owned subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.), LifeSafe (created November 26, 2003) and BTAC (created July 1, 2004). All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $35,000 and $92,300 at September 30, 2004 and 2003, respectively.

Inventories

Inventories consist of medical supplies, sterilization containers and filters and are valued at lower of cost using the first-in, first-out (FIFO) method or market. Additional inventories consist of first aid supplies, training aids, oxygen tanks, and other emergency equipment for LifeSafe, and food, paper products and supplies for BTAC, which are also valued at the lower of cost using the FIFO method or market.

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

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

Depreciation

Property and equipment are recorded at cost. Improvements are capitalized and capital leases are capitalized at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease while maintenance, repairs and minor renewals are expensed when incurred. Depreciation is computed using the straight-line method based on estimated service lives of the various assets as follows:

Buildings	30 years
Containers	5 years
Leased and rental tanks	10 years
Furniture and equipment	3-7 years
Vehicles	10 years

Debt issuance costs

During the year ended September 30, 2004, the Company issued two five-year options to purchase 100,000 shares of its common stock, vested immediately, with an exercise price of $6.00, which were valued at $175,000 as debt issuance costs. These options were granted to two directors of the Company for their guarantee of the Company’s indebtedness to Citizens Independent Bank. Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the interest method. Amortization expense for the year ended September 30, 2004 was $29,167. Future estimated amortization expense for debt issuance costs are $35,000, $35,000, $35,000, $35,000 and $5,833 for the years ending September 30, 2005, 2006, 2007, 2008 and 2009, respectively.

Intangible Assets

Intangible assets consist of the following at September 30, 2004 and 2003:

	Fiscal 2004		Fiscal 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Franchise licenses	$429,000	$23,833	$ 0	$ 0
Customer lists	438,000	30,548	0	0
Covenants not to compete	396,000	38,499	0	0
Trade name	27,000	0	0	0
Assignment of sales contracts	60,000	5,000	0	0
Debt issuance costs	175,000	29,167	0	0
Patents	80,627	21,315	69,767	7,613
Other intangibles	109,512	0	55,951	0

Total	$1,715,139	$148,362	$125,718	$7,613

Intangibles are being amortized over their estimated useful lives ranging from 24 months to 180 months (weighted average life of 14.18 years). Amortization of intangible assets was $143,812 and $130,870 for the years ended September 30, 2004 and 2003, respectively. Estimated amortization expense of intangible assets for the years ending September 30, 2005, 2006, 2007, 2008, and 2009 are $255,568, $228,230, $184,743, $184,743 and $122,493, respectively.

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. The Company has fully adopted SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that (1) the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized.  SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets may be impaired (3) require that reporting units be identified for the purpose of assessing potential impairments of goodwill, and (4) remove the 40 year limitation on the amortization period of intangible assets that have finite lives. The Company completed its annual testing for the years ended September 30, 2004 and 2003 and determined that its recorded goodwill was not impaired.

The Company no longer records goodwill amortization rather goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired.  Goodwill at September 30, 2004 and 2003 was $355,563 and $356,439, respectively.  The decrease in goodwill of $876 during the year ended September 30, 2004 relates to an adjustment to the Bellingham purchase.

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

Revenue Recognition and Shipping and Handling Costs

The Company records sales revenue at the time all merchandise is shipped. Revenues from the Company’s lease programs in LifeSafe are recognized on a straight-line basis over the life of the customer service agreement. Revenues from the Company’s fast food business, BTAC, are recognized at the time food is served.

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

The Company records amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs."  Shipping and handling costs incurred by the Company related to the Medical Products Group are included in cost of goods sold.

Deferred Revenue and Service Cost Liability

Deferred revenue represents payment received or amounts billed in advance of services to be performed. Billing occurs within 30 days of scheduled performance of services. With the acquisition as of November 26, 2003 of certain assets from, and the assumption of certain liabilities of SOS by LifeSafe, the Company assumed the obligation to provide on-going service to existing customers and, in the course of business, will enter into new service agreements or leases. Such leases are accounted for by the Company as operating leases. In addition to leasing the equipment, the Company also provides training and equipment servicing over the lease term. These service agreements or operating leases generally require payments in advance that are deferred as reported revenue and are recognized as revenue on a pro-rated basis over the term of the service agreement. In addition to lease payment advances, deferred revenue also consists of customer deposits and prepayments for services not yet rendered. Deferred revenues are recognized ratably over the term of the contracts, typically 3 to 12 months. The net amount of deferred revenue and service cost liability at September 30, 2004 was $849,451, which included $808,118 in revenue deferred for the year ended September 30, 2004, representing the net amount of service contract revenue

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

received since the acquisition that will be realized in future periods, and $41,333 in deferred expenses of $806,000 associated with servicing the acquired accounts, which was reflected in the total purchase consideration at the time of acquisition by LifeSafe (see Note 2). The amount of revenue related to the oxygen tank rentals was $1,046,648 for the year ended September 30, 2004. The Company had no deferred revenue at September 30, 2003.

Research and Development

The Company expenses all costs related to product research and development as incurred.  Research and development expense was $85,917 and $52,837 for the years ended September 30, 2004 and 2003, respectively.

Advertising

Advertising costs are charged to operations when incurred.  Advertising expense was $51,167 and $61,119 for the years ended September 30, 2004 and 2003, respectively.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 as an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for interim periods beginning after December 15, 2002.  The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended September 30, 2003.  The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for the Company’s stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123, the Company’s net income would have changed to the pro forma amounts indicated below:

	Fiscal 2004	Fiscal 2003
Net income (loss):
As reported	$ 197,911	$ 21,550
Pro forma	$ 29,580	$ (115,935)
Net earnings (loss) per share basic:
As reported	$ 0.11	$ 0.01
Pro forma	$ 0.02	$ (0.07)
Net earnings (loss) per share diluted:
As reported	$ 0.11	$ 0.01
Pro forma	$ 0.02	$ (0.06)

Stock based compensation:
As reported	$ 78,096	$ 41,232
Pro forma	$ 168,331	$ 137,485

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

The pro forma amounts may not be representative of the effects on reported net income for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Fiscal 2004	Fiscal 2003
Risk free interest rate	5.00%	3-4.25%
Expected life of options granted	3-5 years	5-10 years
Expected volatility range	50.00%	42.4%
Expected dividend yield	0%	0%

Net Earnings per Share

Basic earnings per share are computed by dividing the net income by the weighted average number of shares outstanding for the reporting period.  The Company’s diluted net earnings per share is computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.  Options totaling 320,000 and 202,000 were excluded from the computation of diluted earnings per share for the years ended September 30, 2004 and 2003 as their effect was antidilutive.  Following is a reconciliation of basic and diluted net earnings per share:

	Fiscal 2004	Fiscal 2003
Net earnings per share - basic:
Net income	$197,911	$21,550

Weighted average shares outstanding	1,737,997	1,729,585

Net earnings per share - basic	$0.11	$0.01

Net earnings per share - diluted:
Net income	$197,911	$21,550

Weighted average shares outstanding	1,737,997	1,729,585
Effect of diluted securities	121,554	89,283
Weighted average shares outstanding	1,859,551	1,818,868

Net earnings per share - diluted	$0.11	$0.01

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

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

Segment Reporting

Following are the Company’s business segment information for year ended September 30, 2004 and 2003:

	Sterion	LifeSafe	BTAC	Total

Year ended September 30, 2004
Revenues	$8,933,687	$1,620,776	$1,586,180	$12,140,643
Income (loss) from operations	(15,161)	398,506	123,763	507,108
Identifiable assets	7,194,107	4,212,467	3,057,371	14,463,945
Depreciation and amortization	354,122	322,808	59,262	736,192
Capital Expenditures	152,420	111,139	60,868	324,427

Year ended September 30, 2003
Revenues	$9,023,956	$ 0	$ 0	$9,023,956
Loss from operations	(402,649)	0	0	(402,649)
Identifiable assets	8,433,601	0	0	8,433,601
Depreciation and amortization	515,988	0	0	515,988
Capital Expenditures	214,321	0	0	214,321

Financial Instruments

The carrying amounts for all financial instruments approximates fair value.  The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The fair value of long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on consolidated net income or stockholders’ equity.

Impact of Recently Issued Accounting Standards

In December 2003, FASB issued FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities" (FIN 46R).  FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003.  FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers.  The Company does not expect the adoption of FIN 46R to have a material effect on its consolidated financial statements.

In November 2004, FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.   SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.   SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model.  FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005.  The impact of SFAS No. 123R has not been determined at this time.

NOTE 2 - Acquisitions and Dispositions of Assets

On July 9, 2004, the Company purchased, through its wholly-owned LifeSafe subsidiary, substantially all of the assets of LifeKit.com, a California corporation, relating to LifeKit’s web based emergency/disaster recovery kit business. The purchase was pursuant to a Business Transfer Agreement dated July 9, 2004 between LifeSafe and LifeKit. The purchase price for the assets was $287,000. Of the purchase consideration, LifeSafe paid $137,000 in cash from working capital and will pay $150,000 through an earn-out agreement of 27.5% of monthly gross sales relating to future sales until the liability of $150,000 is paid in full. Consideration for the LifeKit purchase was through arm’s length negotiations between the Company and LifeKit. LifeSafe intends to use the assets to continue the web-based business of selling emergency disaster recovery kits.

Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting. The acquisition of assets including covenant not to compete of $100,000, customer lists of $100,000, assignment of contract of $60,000 and domain and trade name of $27,000 were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired based on the estimated fair value as of the acquisition date. The following table is a condensed balance sheet summarizing the amounts assigned to the assets acquired and liabilities assumed:

LifeKit
Intangibles
Covenant not to compete	$ 100,000
Customer lists	100,000
Assignment of contract	60,000
Website software and trade name	27,000
Net purchase price	$ 287,000

On July 1, 2004, the Company completed the purchase, through its newly-created, wholly-owned subsidiary, Burger Time Acquisition Corporation, a Minnesota corporation (“BTAC”), of substantially all of the assets of Burger Time Corporation (“Burger Time”) relating to Burger Time’s fast food restaurant business operated under the same name.

The purchase was pursuant to a Business Transfer Agreement dated as of July 1, 2004 between BTAC and Burger Time.  The purchase price for the assets was $3,064,950. Of the purchase price consideration, BTAC paid $764,950 in cash from working capital obtained from the Company and BTAC will pay $2,000,000 through Contracts for Deed on ten parcels of real estate. The terms of the Contracts for Deed have an interest rate of 6% and require monthly interest only payments of approximately $10,000. The principal is due at maturity. BTAC also assumed a lease relating to an eleventh parcel of real estate pursuant to an Assignment of Real Estate Lease effective July 1, 2004.  The remaining $300,000 of consideration for BTAC’s purchase was paid by a Promissory Note dated July 1, 2004.  Under the terms of the Business Transfer Agreement, if the purchase price for the assets is not paid in full by November 12, 2004, the purchase price will increase by $300,000 and BTAC will issue an additional promissory note for $300,000 to Burger Time.  The additional promissory note is for a five year term with interest only payments due monthly at the rate of 6% per annum and all interest and principal due at maturity.  In connection with the transactions, Burger Time and two of its officers also entered into a Covenant Not to Compete dated July 1, 2004 in favor of BTAC. Subsequent to year-end, all debt related to the Burger Time purchase was paid in full (see Note 17-Subsequent Events).

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

The obligations under the Contracts for Deed and Promissory Note(s) are guarantied by Gary Copperud, a director of the Company, pursuant to a Personal Guaranty.  Mr. Copperud received no consideration from the Company or BTAC in exchange for his guaranty, which was approved by the Audit Committee of the Board of Directors of the Company.  The obligations under the Contracts for Deed and Promissory Note(s) are also secured by a security interest in all of the assets acquired by BTAC pursuant to a Security Agreement. Consideration for the Burger Time purchase was determined through arm’s-length negotiations between the Company and Burger Time.  BTAC intends to use the assets acquired from Burger Time to continue the fast food restaurant business.

Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting. The acquisition of assets and assumed liabilities of Burger Time Corporation were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. The following table is a condensed balance sheet summarizing the amounts assigned to the assets acquired and liabilities assumed:

Burger Time
Cash and cash equivalents	$ 4,800
Inventories	42,000
Property and equipment	2,918,150
Covenant not to compete	100,000
Net purchase price	$ 3,064,950

On November 26, 2003, Sterion completed the purchase through its subsidiary, LifeSafe, of certain assets and liabilities of SOS International, Inc. (“SOS”) a subsidiary of Complient Corporation (“Complient”).  As a result of this acquisition, the Company is in the business of leasing and servicing emergency oxygen tanks.

The acquisition of assets from Complient was pursuant to an Asset Purchase Agreement with a purchase price for the net assets acquired of $2.7 million. The Company in part financed the acquisition with net proceeds from its borrowings as arranged with Citizens Independent Bank (See Note 7 - Long Term Debt) plus the assumption of certain liabilities. In addition, the Company acquired certain intangible assets including rights under SOS’s franchise agreement and customer lists. The Company assumed the obligation to service the existing customers. Such obligation is reflected as assumed liabilities in the following table. The consideration for the purchase was determined through arm’s-length negotiations between the Company and Complient. The purchase also included the assumption by LifeSafe from Complient of a Lease dated December 21, 2000, as amended, for approximately 5,000 square foot portion of a building located in Jacksonville, Florida.

Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting. The acquisition of assets and assumed liabilities of Oxygen leasing and servicing business of SOS were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. The following table is a condensed balance sheet summarizing the amounts assigned to the assets acquired and liabilities assumed:

SOS
Accounts receivable	$ 372,791
Inventories	23,360
Property and equipment	2,293,960
Intangibles	963,000
Liabilities assumed	(953,111)
Net purchase price	$ 2,700,000

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

The accompanying unaudited pro forma condensed consolidated results of operations for the years ended September 30, 2004 and 2003, give effect to the acquisitions of SOS by LifeSafe and Burger Time as if such transactions had occurred on October 1, 2002.

The unaudited pro forma information does not purport to represent what the Company’s results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company’s results of future operations.

	For the Year Ended September 30,
	2004	2003

Sales, net	$16,211,963	$16,287,032

Income from operations	865,790	831,065

Net income	321,388	664,236

Net income per share:
Basic	$0.18	$.38
Diluted	$0.17	$.37

On May 7, 2003, the Company sold certain assets, and assigned certain liabilities, relating to the Company’s sterile container product line to STERIS Corporation (“STERIS”) for $2,900,000 in cash pursuant to an Asset Purchase Agreement dated May 7, 2003. The purchase price was subject to adjustment within 60 days of the closing for the value of net finished goods inventory. However, under the terms of the Asset Purchase Agreement no adjustment was made to the purchase price for the value of net finished goods inventory. In connection with the closing of the sale to STERIS, the Company repaid its outstanding indebtedness to Crown Bank of $1,166,263 as of May 7, 2003, representing $647,500 outstanding as of May 7, 2003 relating to the revolving line of credit and $518,763 outstanding as of May 7, 2003 relating to the promissory note.

NOTE 3 - Inventories

Inventories consisted of the following at September 30:

	2004	2003
Raw materials	$1,741,861	$1,759,391
Work in process	405,633	524,213
Finished goods	1,336,016	893,306
Total inventories	$3,483,510	$3,176,910

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

NOTE 4 - Property and Equipment

Property and equipment consisted of the following at September 30:

	2004	2003

Land	$ 1,067,773	$ 57,211
Building	1,787,969	1,002,389
Containers	3,254	-
Leased and rental tanks	2,163,965	-
Furniture and equipment	3,778,108	2,209,440
Total	8,801,069	3,269,040
Less: accumulated depreciation and amortization	(2,288,065)	(1,700,193)
Net	$6,513,004	$1,568,847

Depreciation and amortization expense on property and equipment was $592,380 and $385,118 for the years ended September 30, 2004 and 2003, respectively.

NOTE 5 - Other Accrued Expenses

Other accrued expenses consisted of the following at September 30:

	2004	2003
Accrued professional fees	$ 19,470	$ 5,000
Accrued property taxes	39,409	36,736
Accrued sales tax	16,885	0
Other accrued expenses	134,480	11,241
Total	$ 210,244	$ 52,977

NOTE 6 - Line of Credit, Bank

During July 2003, the Company entered into a $1,000,000 line of credit agreement with Citizens Independent Bank. The line of credit is subject to a defined borrowing base. Amounts outstanding are due on April 1, 2005 and bear interest at prime plus .5% (5.25% and 4.5% at September 30, 2004 and September 30, 2003, respectively). The line of credit is collateralized by substantially all assets of the Company. On November 26, 2003, concurrent with the asset acquisition by LifeSafe Services, the Company and Citizens Independent Bank entered into an amendment to the line of credit agreement to increase the amount of borrowings available on the line of credit agreement from $1,000,000 to $1,800,000. As of September 30, 2004, outstanding borrowings under the line of credit agreement were $1,440,921. There was not an outstanding balance on September 30, 2003.

The Company’s indebtedness to Citizens Independent Bank under the line of credit agreement and the term loan (see Note 7) is guaranteed by Mr. Kenneth W. Brimmer, the Company’s Chief Executive Officer and a director and Mr. Gary Copperud, a director of the Company. In exchange for the guaranty, Messr’s Brimmer and Copperud were each granted five-year options to purchase 50,000 shares of its common stock, vested immediately, with an exercise price of $6.00. The options which were valued at $175,000 as debt issuance costs will be amortized over 5 years (See Note 1).

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

NOTE 7 - Long-Term Debt

During July 2003, the Company also obtained a term loan from Citizens Independent Bank in the amount of $500,000. On November 26, 2003, the Company paid off the term loan balance of $473,000 with Citizens Independent Bank and entered into a new five-year term loan in the amount of $1,500,000. The terms of the loan require monthly principal and interest payments of approximately $27,900 at an interest rate of prime plus 0.5% (5.25% and 4.5% at September 30, 2004 and 2003, respectively) through July 1, 2008. The loan is collateralized by substantially all assets of the Company. The Company entered into this $1,500,000 loan to finance the SOS Complient purchase described in Note 2 - Acquisition and Disposition of Assets. As of September 30, 2004, the outstanding balance was $1,247,439. The Company was not in compliance as of September 30, 2004 on loan covenants relating to working capital and tangible net worth and on December 3, 2004 obtained a waiver of these covenants. No consideration was paid for the waiver obtained. The term note was paid in full subsequent to year end (See Note 17). Long-term debt consisted of the following at September 30:

	2004	2003
Mortgage note payable - StanCorp Mortgage Investors, LLC - monthly installments of $8,175 including interest at 8.5%, due February 2011, collateralized by building and land.	$ 844,094	$ 869,393
Note payable - Citizens Independent Bank - monthly installments of $27,921 including interest at prime plus .5% (5.25% and 4.5% at September 30, 2004 and 2003, respectively), due July 2008, collateralized by substantially all assets of the Company. Guarantied by an officer and director and a director of the Company.	1,247,439	484,360
Note payable-LifeKit.com- monthly payments should be equal to 27.5% of the monthly gross sales using the preceding month up to $150,000, non-interest bearing and unsecured.	127,978	0
Note payable-Burger Time Corporation-one monthly installment of $100,000 including interest at 6%, due October 1, 2004.	100,000	0
Contract for deeds – Burger Time Corporation – monthly installments of interest only payments of $10,000, interest at 6%, due June 2019, collateralized by assets acquired.	2,000,000	0
Totals	4,319,511	1,353,753
Less: Current portion	(534,448)	(116,820)
Long-term portion	$3,785,063	$1,236,933

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

Future maturities on long-term debt for the years ending September 30 are as follows:

2005	$ 534,448
2006	321,970
2007	339,364
2008	357,918
2009	79,595
Thereafter	2,686,216
Total	$4,319,511

NOTE 8 - Capital Lease Obligation

During the year ended September 30, 2002, the Company entered into a lease agreement for the use of equipment.  The lease expired in August 2004.  The lease was recorded as a capital lease obligation and bore interest at 5%.  The obligation was collateralized by the property under lease. The total cost of the leased equipment was $12,631. The Company paid $5,268 during the year ended September 30, 2004 and the title to the equipment was transferred to the Company. The Company has no capital lease obligations as of September 30, 2004.

NOTE 9 - Stockholders’ Equity

During the year ended September 30, 2004, warrants to purchase 200 shares were exercised and proceeds were $800.  During the year ended September 30, 2004, the Company issued five-year options to purchase 60,000 shares at $6.00 to a non-employee consultant. A portion of these options were subject to forfeiture under certain performance criteria. These options were valued at $2.71 using the Black Scholes pricing method.  Deferred compensation will be expensed over the vesting terms of the option agreement of three years.

Stock Warrants

In connection with an offering of common stock to its existing shareholders, the Company issued warrants to purchase shares of the Company’s common stock at $4.00 per share.  The warrants initially were set to expire on September 29, 2003, however, through the action of the board of directors the warrants expiration date was extended to September 30, 2005.  Warrants to purchase a total of 370,293 shares and 379,493 shares were outstanding at September 30, 2004 and 2003, respectively.

Stock Option Plan

The Company has a Stock Option Plan (the Plan) which provides for granting of incentive and non-qualified stock options to employees and others.  The aggregate of 600,000 shares of the Company’s common stock may be granted at exercise prices not less than fair market value at the date of grant (not less than 110% of fair market value for significant stockholders).  The Board of Directors or a committee administers the Plan.  In general, options vest over five years and expire up to ten years from the date of grant.  In addition, the Company has issued options outside the Plan.

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

Information regarding stock options is summarized below:

	Number of Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options outstanding, September 30, 2002	324,400	$5.32	$3.63-9.74
Granted	30,000	5.52	5.35-5.60
Cancelled	(102,400)	3.77	3.75-7.50
Exercised	-	-	-
Options outstanding, September 30, 2003	252,000	5.98	3.63-9.74
Granted	205,000	5.83	4.95-6.00
Cancelled	(18,000)	5.61	4.63-7.50
Exercised	-	-	-
Options outstanding, September 30, 2004	439,000	$5.92	$3.63-$9.74
Options exercisable, September 30, 2004	305,666	$5.85	$3.63-$9.74
Options exercisable, September 30, 2003	147,133	$5.64	$3.63-$7.90

The following table summarizes information about stock options outstanding at September 30, 2004:

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Number	average
Exercise prices	outstanding	contractual life	exercise price	Exercisable	Exercise price
$3.63-$5.25	56,000	3.59	$ 4.11	56,000	$ 4.11
$5.50-$7.95	373,000	5.11	6.09	245,666	6.18
$9.74	10,000	7.08	9.74	4,000	9.74
$3.63-$9.74	439,000	4.96	$ 5.92	305,666	$ 5.85

NOTE 10 - Income Taxes

The Company has net operating loss carryforwards of approximately $30,000 for federal and $210,000 for state purposes which, if not used, will expire in 2019. The Company also has research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013.  Future changes in the ownership of the Company may place limitations on the use of these carryforwards.  The provision for income taxes consisted of the following components for the years ended September 30:

Current:	2004	2003
Federal	$ -	$ -
State	-	(25,900)
Deferred	88,600	39,000
	$88,600	$13,100

The Company’s total deferred tax liabilities and deferred tax assets consisted of the following at September 30:

	2004	2003
Total deferred tax assets	$ 128,400	$144,000
Total deferred tax liabilities	(117,000)	(44,000)
	$ 11,400	$100,000

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

These amounts have been presented in the Company’s financial statements as follows at September 30:

	2004	2002
Current deferred tax asset	$ 128,400	$144,000
Non-current deferred tax liability	(117,000)	(44,000)
	$ 11,400	$100,000

The Company’s deferred tax assets and liabilities are as follows at September 30:

	2004	2003
Deferred tax assets:
Accrued liabilities	$ 29,000	$ 32,000
Allowance for doubtful accounts	12,000	31,000
Inventory valuation adjustments	74,400	56,000
Net operating loss carryforwards	13,000	9,000
Other	0	16,000
	128,400	144,000
Deferred tax liabilities:
Depreciation	(117,000)	(44,000)
Net Deferred Tax Asset	$11,400	$100,000

Reconciliation between the statutory rate and the effective tax rate for the years ended September 30 is as follows:

	2004	2003
Federal statutory tax rate	34.0%	34.0%
State taxes, net of federal benefit	1.5	2.0
Other	(4.6)	1.8
Effective tax rate	30.9%	37.8%

NOTE 11 - Related Party Transactions

In September 1998, the Company entered into certain royalty agreements. A former officer received royalties on medical product sales under certain these royalty agreements.  Royalty expense for the years ended September 30, 2004 and 2003 under these agreements was $54,004 and $53,040, respectively.

NOTE 12 - Retirement Savings Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code.  The Plan covers substantially all full-time employees who have reached the age of 18 and have been employed by the Company for one year or worked 1,000 or more hours during the year.  The Company will match 25% of the first 6% of employee contributions.  Company contributions to the 401(k) plan, which are made at the discretion of management, for the years ended September 30, 2004 and 2003 were $21,132 and $20,165, respectively.

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

NOTE 13 -  Commitments and Contingencies

Operating Leases

The Company leases a building in Jacksonville, Texas under a lease agreement expiring in December 2004 at a monthly base rent of $9,000.  The Company also has the option to purchase the building for $950,000 at any time during the lease term. The Company is currently negotiating a renewal to the lease arrangement for this facility and expects to conclude these negotiations early in 2005.

In November 2003, the Company, through LifeSafe, assumed a lease for a 5000 square foot building in Jacksonville, Florida. The lease was executed in December 2000 and expires February 28, 2006. Base Rent for the Florida facility is $3,296 per month and totaled $36,263 for the year ended September 30, 2004.

In July 2004, the Company, through Burger Time, assumed a lease for land at its Sioux Falls location. Base rent is $1,000 per month and was $3,000 for the year ended September 30, 2004.

In addition, the Company leases certain equipment under leases expiring through April 2007.  Monthly base rent is for the equipment is $1,865. Total rent and equipment expense was $171,893 and $156,362 for the years ended September 30, 2004 and 2003, respectively.

Future minimum rental payments for the years ending September 30 are as follows:
2005	$ 73,185
2006	47,919
2007	19,159
2008	12,000
2009	9,000
Total	$ 161,263

Stock Repurchase Program

In September 2001, the Board of Directors authorized a stock repurchase program under which the Company is authorized to repurchase up to 175,000 common shares of the Company’s stock.  As of September 30, 2004 and 2003, the Company has repurchased 62,700 and 55,400 common shares, respectively for a cost of $435,507 and $398,286, respectively.

Sterion Royalty Agreement

During the year ended September 30, 2001, the Company entered into a royalty agreement related to the Sterion acquisition. The agreement requires payments of 5% of worldwide net sales and rental revenues through February 2007. Royalty expense under this agreement was $0 and $91,517 for the years ended September 30, 2004 and 2003, respectively. The Company no longer has royalty obligations or related revenues due to the sale of its container division.

LifeSafe Franchise Agreement

During the year ended September 30, 2004, the Company assumed a franchise agreement related to certain exclusive territories for leasing a proprietary emergency oxygen system. The agreement requires payments of $8,081 monthly. Royalty expense under this agreement was $80,806 and $0 for the years ended September 30, 2004 and 2003, respectively.

NOTE 14 - Concentrations

During the year ended September 30, 2004, the Company had one customer representing 11.7% of sales and one vendor representing 6.1% of purchases. During the year ended September 30, 2003, the Company had accounts payable with two vendors representing 34% of total accounts payable. Purchases from these vendors represented 20% of total purchases in fiscal 2003.

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

NOTE 15- Supplemental Disclosure of Cash Flow Information

	2004	2003
Supplemental disclosure of cash paid for
Interest	$201,136	$120,162
Noncash investing and financing activities
Shares issued related to exercise of warrants due from trustee	$-	$1,600
Stock options issued for guarantee of long term debt	$175,000	$-
Goodwill related to purchase price adjustment relating to inventory and accrued expenses	$-	$24,637
Goodwill related to purchase price adjustment of capital lease obligation	$876	$-

Issuance of long-term debt in connection with acquisition of Burger Time assets	$2,300,000	$-

Issuance of long-term debt in connection with acquisition of LifeKit intangible assets	$150,000	$-

NOTE 16- International Operations

The Company had international sales of approximately $952,524 and $1,468,765 for the years ended September 30, 2004 and 2003, respectively.

NOTE 17- Subsequent Events

On November 8, 2004, the Company completed the sale of certain assets and certain liabilities relating to its line of medical products, including its disposable operating room support products, private-label products and the Surgidyne brand of surgical wound drainage products to Aspen Surgical Products, Inc., a Michigan corporation (“Aspen”).

The purchase price paid by Aspen to the Company for the assets was $6.5 million plus an amount to be determined based upon the performance of the business line sold by the Company (the “Earn Out Amount”).  Of the total purchase price, Aspen paid $6.0 million in cash and delivered a promissory note to the Company in the principal amount of $500,000. The purchase price is subject to adjustment based upon the amount of net working capital as of the closing date, as determined within thirty days of the closing date by the parties. As of the date of this filing, the Company feels there will be no material adjustment to the purchase price.  Any adjustment in the purchase price based upon the net working capital will be paid in cash by the Company or by Aspen, as the case may be, within five days following the date of determination.  Additionally, the Earn Out Amount will be determined based upon the performance of the product lines sold by the Company over the twelve-month period following the closing date.  Aspen will pay the Earn Out Amount, if any, by delivery of a promissory note to the Company within fifteen months of the closing date.  The consideration for the sale was determined through arm’s-length negotiations between the Company and Aspen. Other than in respect of the transaction, there are no material relationships between Aspen and the Company, or any director or officer of the Company.

In connection with the Purchase Agreement, the Company also entered into a Transitional Services Agreement with Aspen providing that the Company will provide transition manufacturing services for Aspen relating to the purchased product lines for a period of three months.  Also in connection with the Purchase Agreement transactions, Mr. Kenneth Brimmer and Mr. Gary Copperud will provide Aspen certain services pursuant to an eighteen-month consulting agreement.  Mr. Brimmer is the Company’s Chief Executive Officer and a

STERION INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years ended September 30, 2004 and 2003

director and Mr. Copperud is a director of the Company. The Company and Messrs. Brimmer and Copperud also entered into a non-competition agreement with Aspen.

On November 10, 2004, the Company used $2,002,666 of the proceeds from the sale to Aspen to pay Burger Time Corporation the remaining principal and interest of ten contracts for deed relating to the Company’s Burger Time restaurant locations.

Following is the estimated allocation of the sale of the Medical Products Group to Aspen Surgical.

Purchase price – cash	$6,000,000
Purchase price – note receivable	500,000
Accounts receivable	(833,934)
Raw material inventory	(992,777)
Work in process inventory	(216,506)
Finished goods inventory	(1,195,385)
Prepaids	(72,990)
Property and equipment, net	(638,969)
Intangible assets, net	(151,203)
Goodwill – Surgidyne	(103,672)
Good will – Bellingham	(251,892)
Accounts payable	221,431
Estimated transaction costs	(250,000)
Gain on sale of discontinued operations of the Medical Products Group	$2,014,103

The Company’s unaudited pro forma results of operations for the year ended September 30, 2004 assuming the sale noted above occurred on October 1, 2003 would be as follows:

	Sterion
	Incorporated	Sale of
	Audited	Medical	Pro Forma
	Sept 30, 2004	Products Line	Adjustments	Pro Forma

SALES, NET	$12,140,643	$(6,794,570)	$0	$5,346,073

Gross Profit	4,359,410	(2,671,444)	0	1,687,966

Income (Loss) from Operations	507,108	(27,112)	(150,000)	329,996

Income Before Income Taxes (1)	286,511	97,916	1,864,103	2,248,530

NET INCOME	$197,911	$(61,590)	$1,137,100	$1,273,421

NET EARNINGS PER SHARE
Basic	$.11	N/A	N/A	$.73
Diluted	$.11	N/A	N/A	$.68

(1) Includes a gain on the sale of the Medical Products Group of $2,014,103 in the Pro Forma adjustments column.

The unaudited pro forma statements for the period presented do not purport to represent what the Company’s results of operations actually would have been had the sale occurred on October 1, 2003, or to project the Company’s results of operations for any future periods