Form 10QSB
period 2004-12-31
STEN CORP
filed 2005-02-14
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[  ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 0-18785

_________

STEN CORPORATION

(Exact name of small business issuer as specified in its charter)

Minnesota                                                                                         41-1391803

(State or other jurisdiction of incorporation or organization)                              (IRS Employer Identification No.)

13828 Lincoln Street N.E., Ham Lake, Minnesota 55304
(Address of principal executive offices)

(763) 767-7217
(Issuer’s telephone number)

Sterion Incorporated
(Former name, former address and former fiscal year, if changed from last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x]  NO [  ]

At February 11, 2004, 1,731,718 shares of the issuer’s Common Stock were outstanding.

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION:

Item 1.	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at December 31, 2004 (unaudited) and September 30,
2004 (audited)

Consolidated Statements of Operations for the Three Months Ended
December 31, 2004 and 2003 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended December 31,
2004 and 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION:

Item 6.	Exhibits

SIGNATURES

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2004 (unaudited)	September 30, 2004 (audited)
CURRENT ASSETS
Cash and cash equivalents	$821,837	$431,942
Accounts receivable, net	687,609	847,379
Inventories	970,628	1,033,736
Deferred income taxes	128,400	128,400
Current assets of discontinued business	0	3,302,194
Current portion of note receivable	250,000	0
Other current assets	219,023	252,086
Total Current Assets	3,077,497	5,995,737
PROPERTY AND EQUIPMENT, NET	5,076,647	5,870,733
OTHER ASSETS
Intangible assets, net	1,247,503	1,394,259
Note receivable, net of current portion	250,000	0
Other assets of discontinued business	0	1,170,351
Assets of discontinued business held for sale	722,856	0
Net cash surrender value of life insurance	32,865	32,865
Total Other Assets	2,253,224	2,597,475
TOTAL ASSETS	$10,407,368	$14,463,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit payable to bank	$0	$1,440,921
Current portion of long-term debt	133,415	534,448
Accounts payable	302,418	519,054
Accrued payroll and related taxes	117,320	248,920
Deferred revenue and service cost liability	739,129	849,451
Other accrued expenses	75,751	210,244
Liabilities of discontinued business	848,317	342,260
Total Current Liabilities	2,216,350	4,145,298
LONG-TERM LIABILITIES
Long-term debt, net of current portion	809,819	3,785,063
Deferred income taxes	117,000	117,000
Total Liabilities	3,143,169	8,047,361
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	17,317	17,313
authorized, 5,000,000 undesignated shares authorized, 1,800,718 and 1,800,318 common shares issued and 1,731,718 and 1,731,318 outstanding
Additional paid-in capital	3,295,743	3,445,774
Retained earnings	3,951,139	3,112,908
Deferred compensation	0	(159,411)
Total Stockholders’ Equity	7,264,199	6,416,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,407,368	$14,463,945

See accompanying notes to unaudited consolidated financial statements

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended December 31,

(unaudited)

	2004	2003
SALES, NET	$2,433,191	$735,371
COST OF GOODS SOLD	1,982,193	596,256
Gross Profit	450,998	139,115
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	429,469	185,206
Income (Loss) from Operations	21,529	(46,091)
OTHER EXPENSE
Interest expense	(20,177)	(5,708)
Net Other Expense	(20,177)	(5,708)
Income (Loss) from Continuing Operations Before Income Taxes	1,352	(51,799)
PROVISION FOR INCOME TAXES (BENEFIT)	507	(18,682)
INCOME (LOSS) FROM CONTINUING OPERATIONS	845	(33,117)
INCOME FROM DISCONTINUED OPERATIONS (including a gain on disposal of $1,604,258)	1,425,160	25,820
PROVISION FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	587,774	9,682
NET INCOME FROM DISCONTINUED OPERATIONS	837,386	16,138
NET INCOME (LOSS)	$838,231	$(16,979)
INCOME (LOSS) PER SHARE FROM OPERATIONS:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$0.48	$0.01
Diluted	$0.45	$0.01
NET INCOME (LOSS) PER SHARE:
Basic	$0.48	$(0.01)
Diluted	$0.45	$(0.01)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	1,731,379	1,738,435
Diluted	1,868,030	1,738,435

See accompanying notes to unaudited consolidated financial statements

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	December 31,
	2004	2003

Cash flows from operation activities:
Net Income (loss)	$ 838,231	$ (16,979)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	210,549	104,672
Compensation related to non-employee stock options	7,784	9,360
Amortization of debt issuance costs	3,597	2,917
(Income)/loss from operations of discontinued operations	179,098	(25,820)
Gain on sale of discontinued business	(1,604,258)	-
Changes in certain assets and liabilities:
Accounts receivables, net	159,770	79,454
Inventories, net	63,108	288,266
Other current assets	33,063	(136,764)
Accounts payable	(216,636)	91,831
Accrued payroll and related taxes	(131,600)	(71,781)
Deferred revenue	(110,322)	13,650
Other accrued expenses	(134,493)	(23,554)
Net Cash flows from operating activities	(702,109)	315,252

Cash flows from investing activities:
Proceeds from the sale of discontinued business	6,000,000	0
Proceeds from sale of property and equipment	0	650
Acquisition of certain assets from SOS Technologies	0	(2,700,000)
Purchases of personal property, equipment	(92,344)	(60,837)
Purchase of intangibles	(46,052)	(66,834)
Net Cash flows from investing activities	5,861,604	(2,827,021)

Cash flows from financing activities:
Net increase (decrease) in line of credit, bank	(1,440,921)	901,000
Proceeds from long-term debt	-	1,500,000
Payments on long-term debt	(3,376,277)	(537,165)
Payments on capital lease obligation	-	(1,568)
Proceeds from exercise of stock warrants	1,600	2,400
Net Cash flows from financing activities	(4,815,598)	1,864,667

Net cash used in discontinued operations	45,998	(496,655)

Net increase (decrease) in cash and cash equivalents	389,895	(1,143,757)

Cash and cash equivalents - beginning of period	431,942	1,762,819
Cash and cash equivalents - end of period	$ 821,837	$ 619,062

Supplemental cash flow information:
Cash paid for interest	$ 39,391	$ 34,753

Noncash investing and financing activities:
Stock options issued for guarantee of long-term debt	$ 0	$ 175,000
Note receivable in connection with sale of discontinued business	$ 500,000	$ 0

See accompanying notes to unaudited consolidated financial statements

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Note 1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been consolidated or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or of the results for any future periods.

In preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses.  Actual results could differ from the estimates used by management.

Discontinued Operations – On November 8, 2004, we sold substantially all of the assets relating to our medical products manufacturing and distribution business, our “Medical Products Group” to Aspen Surgical Products, Inc. (“Aspen”). In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of the Medical Products Group business and these results are presented on a historical basis as a separate line in our income statements and balance sheets entitled “Discontinued Business or Discontinued Operations.” All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations. See Note 13 in the Notes to Unaudited Consolidated Financial Statements.

Note 2.  Significant Accounting Policies

Principles of Consolidation – Effective February 2, 2005, the Company changed its name to STEN Corporation (“STEN”) from Sterion Incorporated (“Sterion”). The consolidated financial statements include the accounts of STEN Corporation and its subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.), LifeSafe Services, Inc. (“LifeSafe”), as of November 26, 2003 and Burger Time Acquisition Corporation (“BTAC”), as of July 1, 2004.   All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable – Accounts receivable are shown net of an allowance for doubtful accounts of approximately $108,000 and $35,000 at December 31, 2004 and September 30, 2004, respectively.

Amortization – Patents and trademarks and other intangible assets are being amortized over their estimated useful lives using the straight-line method.

Debt Issuance Costs – Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the “interest” method. During the three months ended December 31, 2003, in connection with securing a new loan agreement, the Company issued 100,000 five-year options, vested immediately, with an exercise price of $6.00.  These options were valued at $175,000. These options were granted to two directors of the Company for their personal guarantee of the Company’s indebtedness to Citizens Independent Bank.  Amortization expense related to the debt issuance cost was $3,597 and $2,917 for the three months ended December 31, 2004 and 2003, respectively.  At the time of the sale to Aspen, the Company was required to repay all borrowings under this credit facility and the borrowing arrangement was cancelled.  The remaining unamortized debt issuance cost of $142,236 was expensed in the three months ended December 31, 2004 and is reflected in the gain from discontinued operations.

Income Taxes – We have adopted Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” under which deferred income tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws.  These temporary differences include depreciation and related party accruals.  Accrued income taxes related to the sale of our Medical Products Group are reflected as a liability of discontinued business.

Research and Development – We expense cost related to product research and development as incurred.  Research and development expense was $769 and $13,526 for the three months ended December 31, 2004 and 2003, respectively.

Assets of Discontinued Business Held For Sale – In conjunction with the sale of our Medical Products Group in November 2004, we concluded to pursue the sale of our building located in Ham Lake, Minnesota.  The building includes our former manufacturing and distribution facility and our corporate headquarters.  Accordingly, we have reflected the carrying value of the building as an asset of discontinued business held for sale as of December 31, 2004. As a result, we have discontinued recording depreciation on the building. We believe that the current market value of the building is in excess of its carrying value.

Stock-Based Compensation - We use the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and stock based compensation. Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of common stock exceeds the exercise price of the stock option on the date of grant.

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

We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for our stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123, our net income (loss) would have changed to the pro forma amounts indicated below:

Three Months Ended December. 31,
	Fiscal 2005	Fiscal 2004
Net Income (loss):
As reported	$ 838,231	$ (16,979)
Pro forma	$ 807,943	$ (96,479)
Net Income (loss) per share basic:
As reported	$ 0.48	$ (0.01)
Pro forma	$ 0.47	$ (0.06)
Net Income (loss) per share diluted:
As reported	$ 0.45	$ (0.01)
Pro forma	$ 0.43	$ (0.06)

Stock based compensation:
As reported	$ 7,784	$ 9,360
Pro forma	$ 30,288	$ 79,500

The pro forma amounts may not be representative of the effects on reported net loss for future years. The per share, weighed-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Fiscal 2005	Fiscal 2004
Risk free interest rate	5.00%	3-4.25%
Expected life of options granted	3-5 years	5-10 years
Expected volatility range	50.0%	42.4%
Expected dividend yield	0%	0%

       Recent Accounting Pronouncements – In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151 –  Inventory Costs, an amendment of ARB No. 43, Chapter 4,  which clarifies the types of costs that should be expensed rather than capitalized as inventory.  This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in our fiscal year 2006.  No material impact on our consolidated financial statements is expected from the adoption of this standard.

       The FASB issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  The FASB statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award.  This statement is effective at the beginning of the first interim or annual reporting period that begins after June 15, 2005 for large public companies and after December 15, 2005 for small business filers.  We are required to adopt this statement in the second quarter of fiscal 2005 and we are currently analyzing the impact of its adoption on our consolidated financial statements.

        Reclassifications – Certain accounts in the prior year’s quarterly consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter’s consolidated financial statements.  The reclassifications had no effect on consolidated net income (loss) or stockholders’ equity.

Note 3.  Inventories

Inventories consist of products related to contract manufacturing sterilization containers, first aid supplies and training materials, restaurant food, and paper supplies and are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Inventories consisted of the following at:

	December 31, 2004	September 30, 2004

Raw materials	$ 414,621	$481,832
Work in process	279,961	279,961
Finished goods	276,046	271,943
Total Inventories	$ 970,628	$1,033,736

Note 4.  Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding for the reporting period.  Our diluted net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.  Options totaling 207,500 shares were excluded from the computation of diluted earnings per share for the three months ended December 31, 2004 as their effect was anti-dilutive.  All options and warrants were anti-dilutive for the corresponding period in 2003. Following is a reconciliation of basic and diluted net earnings per share:

	Three months ended,
	December 31, 2004	December 31, 2003
Net income (loss) from continuing operations	$ 845	$ (33,117)
Net income from discontinued operations	837,386	16,138
Net income (loss)	838,231	(16,979)
Net income (loss) per share – basic
Weighted average shares outstanding	1,731,379	1,738,435

Net income (loss) per share – basic	$ 0.48	$ (0.01)
Net income (loss) per share – diluted
Weighted average shares outstanding	1,731,379	1,738,435
Effect of diluted securities	136,651	0
Weighted average shares outstanding	1,868,030	1,738,435

Net income (loss) per share – diluted	$ 0.45	$ (0.01)

Note 5.  Income Taxes

We recorded a provision for income taxes of $507 and a tax benefit of $18,682 relating to net income from continuing operations for the three months ended December 31, 2004 and December 31, 2003, respectively.  We recorded a provision for income taxes of $587,774 and $9,682 relating to the Medical Products Group for the three months ended December 31, 2004 and 2003, respectively.

Note 6.  Deferred Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws.  These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, inventory valuation adjustments and accrued liabilities.

Our deferred tax asset as of December 31, 2004 and September 30, 2004 was $128,400. The deferred tax liability as of December 31, 2004 and September 30, 2004 was $117,000.

Note 7.  Intangible Assets

Intangible assets consist of the following:

	December 31, 2004		September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Franchise licenses	$429,000	$30,983	$429,000	$23,833
Customer lists	438,000	42,569	438,000	30,548
Covenants not to compete	396,000	49,965	396,000	38,499
Trade name	27,000	0	27,000	0
Assignment of sales contracts	60,000	12,500	60,000	5,000
Debt issuance costs	32,764	32,764	153,686	29,168
Patents	0	0		0
Other intangibles	38,761	5,241	17,621	0

Total	$1,421,525	$174,022	$1,521,307	$127,048

Intangibles are being amortized over their estimated useful lives ranging from 24 months to 180 months (weighted average life of 14.18 years). Amortization of intangible assets was $46,975 and $8,472 for the three months ended December 31, 2004 and 2003, respectively. Estimated amortization expense of intangible assets for the years ending September 30, 2005, 2006, 2007, 2008, and 2009 are $185,746, $184,038, $159,038, $159,038 and $123,038, respectively.

Note 8.  Deferred Revenue and Service Cost Liability

              Deferred revenue represents payment received or amounts billed in advance of services to be performed.  With the acquisition as of November 26, 2003 of certain assets from, and the assumption of certain liabilities of SOS by LifeSafe, we assumed the obligation to provide on-going service to SOS customers.  In the course of the LifeSafe business, we also enter into new service agreements or leases with customers.  These service agreements are accounted for as operating leases. In addition to leasing the equipment to customers, we also provide equipment servicing and may provide training over the term of the agreement. These service agreements or operating leases generally require payments in advance that are deferred as reported revenue and are recognized as revenue on a pro-rated basis over the term of the service agreement. In addition to lease payment advances, deferred revenue also consists of customer deposits and prepayments for services not yet rendered. Deferred revenues are recognized ratably over the term of the contracts, typically 3 to 12 months. The amount of deferred revenue at December 31, 2004 was $739,129. The net amount of deferred revenue and service cost liability at September 30, 2004 was $849,451.

Note 9.  Long-term Debt

During July 2003, we entered into a term loan agreement with Citizens Independent Bank, of Hopkins, Minnesota in the amount of $500,000. On November 26, 2003, we repaid the term loan balance outstanding under this loan agreement of $473,000.  Concurrent with repayment of the prior facility, we entered into a new five-year term loan in the amount of $1,500,000 with Citizens. The terms of the loan require monthly principal and interest payments of approximately $27,900 at an interest rate of prime plus 0.5% (5.25% at September 30, 2004).  The loan was collateralized by substantially all assets of the Company.  We were not in compliance as of September 30, 2004 on loan covenants relating to working capital and tangible net worth and we obtained a waiver of these covenants. No consideration was paid for the waiver obtained. The term note was paid in full in November 2004. Long-term debt consisted of the following at December 31, 2004 and September 30, 2004:

	December 31, 2004	September 30, 2004
Mortgage note payable to StanCorp Mortgage Investors, LLC. with monthly installments of $8,175 including interest at 8.5%, due February 2011, collateralized by building and land.	$ 837,426	$ 844,094
Note payable to Citizens Independent Bank – paid in full on November 8, 2004	0	1,247,439
Note payable to former owner of LifeKit.com. Original amount of $150,000, monthly payments are equal to 27.5% of the monthly gross sales of LifeKit products and are payable until fully paid, non-interest bearing and unsecured.	105,808	127,978
Note payable to Burger Time Corporation – paid in full on November 8, 2004.	0	100,000
Contracts for deed due to Burger Time Corporation – paid in full on November 8, 2004.	0	2,000,000
Totals	943,234	4,319,511
Less: Current portion	(133,415)	(534,448)
Long-term portion	$ 809,819	$3,785,063

Note 10.  Segment Reporting

Following is our business segment information for quarters ended December 31, 2004 and December 31, 2003:

	Corporate and Contract Manufacturing	LifeSafe	BTAC	Total

Quarter ended December 31, 2004
Revenues	$ 425,747	$ 770,744	$ 1,236,700	$ 2,433,191
Income (loss) from operations	(2,706)	61,610	(37,375)	21,529
Identifiable assets	3,132,706	4,178,644	3,096,018	10,407,368
Depreciation and amortization	43,824	109,127	57,598	210,549
Capital Expenditures	197	32,072	60,075	92,344

Quarter ended December 31, 2003
Revenues	$ 704,715	$ 30,656	$ 0	$ 735,371
Loss from operations	(54,408)	8,317	0	(46,091)
Identifiable assets	10,615,741	3,848,204	0	14,463,945
Depreciation and amortization	74,534	30,138	0	104,672
Capital Expenditures	60,837	0	0	60,837

Note 11.  Commitments and Contingencies

Stock Repurchase Program - In September 2001, our Board of Directors authorized a stock repurchase program under which the Company was authorized to repurchase up to 175,000 shares of the Company's common stock and on November 8, 2004, our Board of Directors authorized a new repurchase program in the amount of 175,000 shares replacing the September 2001 plan.  As of December 31, 2004 and 2003, the Company had repurchased a total of 62,700 and 55,400 common shares for a cost of $435,507 and $398,286, respectively under the September 2001 authorization.  No shares were purchased during the three months ended December 31, 2004 and a total of 175,000 were available for repurchase under the current plan.

               Franchise Agreement – We operate a portion of our LifeSafe business under a franchise agreement that provides for exclusive territories for leasing a proprietary emergency oxygen system.  Currently royalties are paid to the franchisor at the rate of $8,081 per month.  Royalty expense under this agreement was $24,240 and $8,080 for the quarters ended December 31, 2004 and 2003.

Note 12.  Acquisitions and Disposition of Assets

On July 9, 2004, we purchased, through our LifeSafe subsidiary, substantially all of the assets of LifeKit.com, a California business offering web based emergency/disaster recovery kit business. In connection with the purchase, we entered into a non-compete agreement with the former sole proprietor of the business in favor of LifeSafe.  The purchase was pursuant to a Business Transfer Agreement dated July 9, 2004 between LifeSafe and LifeKit.  Of the total $287,000 of consideration relating to the transaction, LifeSafe paid $137,000 in cash from working capital and will pay $150,000 through a promissory note with monthly payments equal to 27.5% of monthly gross sales until the liability of $150,000 is paid in full. Consideration for the LifeKit purchase was through arm’s-length negotiations between the Company and LifeKit. LifeSafe intends to use the assets to continue the web-based business of selling emergency disaster recovery kits.

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

On July 1, 2004, our BTAC subsidiary completed the purchase of substantially all of the assets of Burger Time Corporation (“Burger Time”) relating to Burger Time’s fast food restaurant business operated under the same name.

The purchase was pursuant to a Business Transfer Agreement dated as of July 1, 2004 between BTAC and Burger Time.  The purchase price for the assets was $3,064,950. Of the purchase price consideration, BTAC paid $764,950 in cash from working capital obtained from the Company and BTAC agreed to pay $2,000,000 through Contracts for Deed on ten parcels of real estate. The terms of the Contracts for Deed carried an interest rate of 6% and required monthly interest only payments of approximately $10,000. The principal was due at maturity. BTAC also assumed a lease relating to an eleventh parcel of real estate pursuant to an Assignment of Real Estate Lease effective July 1, 2004.  The remaining $300,000 of consideration for BTAC’s purchase was paid by a Promissory Note dated July 1, 2004.  Under the terms of the Business Transfer Agreement, if the purchase price for the assets had not been paid in full by November 12, 2004, the purchase price would increase by $300,000 and BTAC would have issued an additional promissory note for $300,000 to Burger Time. In connection with the transactions,

Burger Time and two of its officers also entered into a Covenant Not to Compete dated July 1, 2004 in favor of BTAC.  In November 2004, all debt related to the Burger Time purchase was paid in full and as a result, there was no purchase price adjustment.

The obligations under the Contracts for Deed and Promissory Note(s) were guarantied by Gary Copperud, a director of the Company, pursuant to a Personal Guaranty.  Mr. Copperud received no consideration from the Company or BTAC in exchange for his guaranty, which was approved by the Audit Committee of the Board of Directors of the Company.  The obligations under the Contracts for Deed and Promissory Note(s) are also secured by a security interest in all of the assets acquired by BTAC pursuant to a Security Agreement. Consideration for the Burger Time purchase was determined through arm’s-length negotiations between the Company and Burger Time.  BTAC intends to use the assets acquired from Burger Time to continue the fast food restaurant business.

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

On November 26, 2003, we completed the purchase, through our LifeSafe subsidiary, of certain assets and the assumption of certain liabilities of SOS International, Inc. (“SOS”) from its parent corporation, Complient Corporation (“Complient”).  Included in the assets purchased were certain intangible assets such as the rights of SOS under its franchise agreement and its customer lists.  Included in the liabilities assumed was the assumption by LifeSafe of service obligations to existing SOS customers and the assumption by LifeSafe of a lease dated December 21, 2000, as amended, for approximately 5,000 square foot portion of a building located in Jacksonville, Florida.  As a result of this acquisition, the Company entered into the business of leasing and servicing emergency oxygen tanks.

The acquisition of the SOS assets was pursuant to an Asset Purchase Agreement with a purchase price for the assets acquired of $2.7 million. The Company financed the acquisition in part with proceeds from its borrowings as arranged with Citizens Independent Bank (See Note 9 - Long Term Debt).  The Company’s assumed obligation to services former SOS customers is reflected as assumed liabilities in the following table. The consideration for the purchase was determined through arm’s-length negotiations between the Company and Complient.

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

The accompanying unaudited pro forma condensed consolidated results of operations for the three months ended December 31, 2004 and 2003 are presented to give effect to the SOS and Burger Time acquisitions described above as if such transactions had occurred on October 1, 2003.

The unaudited pro forma information does not purport to represent what our results of operations would actually have been if such transactions in fact had occurred at such date or to project our results of future operations.

	December 31,	December 31,
	2004	2003

Sales, net	$ 2,433,191	$2,238,713

Income from operations	21,529	111,157

Net income from operations	845	35,061

Net income per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Note 13. Discontinued Operations

On November 8, 2004, we completed the sale of certain assets and certain liabilities to Aspen Surgical Products, Inc., a Michigan corporation, relating to products comprising the majority of our Medical Products Group, including its disposable operating room support products, private-label products and the Surgidyne brand of surgical wound drainage products, and excluding the physical plant which is currently an asset held for sale.

The consideration for the sale transaction consisted of $6 million in cash paid at closing and $500,000 in the form of a promissory note.  In addition we may receive additional proceeds based upon the total sales from the operations over the twelve months following the sale.  We recorded a gain on the sale of the assets of $1,604,258 ($1,016,484 net of tax).  The gain was calculated as the proceeds less $4,472,950 in net assets, $342,259 in transaction and shut down expenses (including employee severance costs, legal fees and other professional fees) and an estimate of $100,000 to cover any future costs. A dispute with a Medical Products Group customer was settled for $40,000 in January 2005 and was charged against this reserve. Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities consisting primarily of accounts payable.

In connection with the Purchase Agreement, we also entered into a Transitional Services Agreement with Aspen providing that the Company will provide transition manufacturing services for Aspen relating to the purchased product lines for a period of three months.  Also in connection with the Purchase Agreement transactions, Mr. Kenneth Brimmer and Mr. Gary Copperud will provide Aspen certain services pursuant to an eighteen-month consulting agreement.  Mr. Brimmer is the Company’s Chief Executive Officer and a director and Mr. Copperud is a director of the Company. The Company and Messrs. Brimmer and Copperud also entered into a non-competition agreement with Aspen.

On November 10, 2004, we used $2,002,666 of the proceeds from the sale to Aspen to pay Burger Time Corporation the remaining principal and interest of ten contracts for deed relating to the Company’s Burger Time restaurant locations.

In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group in the results from continuing operations.  The results of operations for this business have been reflected as discontinued operations.  The income (loss) from discontinued operations for the quarter ended December 31, 2004 and 2003 respectively, consist of the following:

	December 31, 2004	December 31, 2003

Revenue, Net	$ 710,574	$1,648,391

Cost of Goods Sold	453,606	941,764

Gross Profit	256,968	706,627

Total operating expenses	436,066	680,807

Net (loss) income operations	(179,098)	25,820

Gain on sale of assets:
Sale Price	6,500,000	-
Less costs and expenses
Accounts Receivable	927,376	-
Inventories	2,434,690	-
Prepaids	156,056	-
Property and Equipment, net	648,086	-
Intangibles, net	151,203	-
Deferred Debt issuance Costs	142,236	-
Goodwill	355,563	-
Accounts Payable	(342,259)	-
Severance	100,000	-
Transaction, Legal, Transition and other	322,791	-
Total costs of sale	4,895,742	-
Net gain on sale before taxes	1,604,258	-

Net income from discontinued operations	$1,425,160	$ 25,820

Note 14.  Subsequent Events

On January 3, 2005, our LifeSafe subsidiary, entered into an asset purchase agreement with Barry Medical Corp. (“Seller”) and its sole shareholder, pursuant to which LifeSafe purchased substantially all of Seller’s assets for $242,000 plus the assumption of certain liabilities.  The assets purchased relate to Seller’s business of buying, leasing, selling, servicing and training customers in the use of emergency oxygen equipment and defibrillator units as the sole, exclusive franchisee of SOS in Connecticut and a representative of Oxygen Therapy Institute, Inc. in the states of Massachusetts, New Hampshire, Rhode Island and Vermont.  In connection with the purchase, the former owner entered into a non-compete agreement with LifeSafe.

The purchase price was paid $50,000 in cash with the balance of $192,000 being paid through a promissory note.  Amounts under the promissory note bear interest at 6% per year.  Principal and accrued interest are due in 36 equal monthly installments beginning February 1, 2005.  Amounts under the promissory note are secured by an interest in the equipment sold to LifeSafe and certain customer orders and contracts assigned to LifeSafe as part of the sale.  The Company has also agreed to guarantee all amounts owed by LifeSafe to the Seller under the promissory note.

In the asset purchase agreement, each of LifeSafe and the Seller make representations and warranties to the other customary for a transaction of this type.  The Seller agreed to indemnify LifeSafe for any breach of such representations and warranties and for any liabilities not assumed by LifeSafe.  Additionally, the closing of the transactions contemplated by the asset purchase agreement was subject to conditions customary for a transaction of this type, all of which were fulfilled or waived by the parties upon execution of the asset purchase agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Overview

STEN Corporation (“STEN” or the “Company”) was known as Sterion Incorporated until January 31, 2005 and previous to that until January 2002, the Company was known as Oxboro Medical, Inc.  We are a diversified business and our results reflect the impact of recent acquisitions and a significant divestiture.  Historically, our principal business was manufacturing and marketing medical products, the “Medical Products Group”.  As a result of the sale, the Medical Product Group is accounted for as a discontinued operation.  We continue to manufacture products for STERIS Corporation under a manufacturing agreement and this comprises our “Contract Manufacturing Business”. On November 26, 2003 we purchased, through our LifeSafe Services, Inc. (“LifeSafe”) subsidiary certain assets and liabilities of SOS International, Inc. (“SOS”) from Complient Corporation relating to SOS’s business of leasing and servicing oxygen systems for emergency purposes. On July 1, 2004, our Burger Time Acquisition Corporation (“BTAC”) subsidiary completed the purchase of the assets and business operations of Burger Time. BTAC operates Burger Time, a chain of drive-through, quick-service restaurants that focus on high-quality hamburgers offered at competitive prices.

During the quarter ended December 31, 2004, we sold assets and certain liabilities relating to the Medical Products Business to Grand Rapids, Michigan-based Aspen Surgical Products, Inc. (“Aspen”) for $6 million in cash and a $500,000 note receivable. Our former Medical Products Group Business is being accounted for in the accompanying unaudited consolidated financial statements as a Discontinued Operation – See Note 13.

The sale to Aspen reflects our strategic decision to focus our management attention and resources on businesses we believe will provide better opportunities to grow value for our shareholders, including our LifeSafe and Burger Time businesses.

Net sales from continuing operations for three months ended December 31, 2004 were $2,433,191, an increase of $1,697,820 from the same period one year ago. The principal reason for the increase is the contribution to results from BTAC which earned total sales of $1,236,700 compared with $0 one year ago. The increase in net sales also reflects a significant increase in the contribution from LifeSafe which was acquired during the first quarter of fiscal 2004 and contributed $30,656 to net sales in the first quarter of 2004 and $770,744 to the first quarter of fiscal 2005.

The gross profit reflects our business mix. The highest gross profit percentage was earned in our LifeSafe subsidiary which realized a 48.1% gross profit or $370,941 in the quarter. The first quarter of our fiscal year is a seasonably weak period for BTAC. BTAC contributed $14,712 in gross profit dollars earning a 1.2% gross profit.  As the company continues to improve operations at recently acquired businesses it expects that gross margins will improve.

Our Contract Manufacturing Business gross profit percentage in the first quarter of fiscal to 2005 earned a 15.1% gross profit, or $64,263 on sales of $425,747 compared to $78,532 gross profit or 11.1% on sales of $704,715 in the fiscal 2004.

The increase in Selling, General and Administrative (SG&A) expenses is principally the result of SG&A related to recently acquired businesses including $309,331 for LifeSafe in the first quarter of fiscal 2005 and $52,266 for the first quarter of fiscal 2004 during which we purchased the business. BTAC incurred SG&A of $52,087 during the quarter and was not a part of the Company in the year earlier period.  The remaining $68,051 of SG&A relates to Corporate and contract manufacturing expenses.

Income (Loss) from Continuing Operation for the three-month period ended December 31, 2004 was $845 as compared to a net loss of $33,177 in the same period of fiscal 2004. The reduction in net loss is primarily of profitable operations at LifeSafe.

Liquidity and Capital Resources

We have typically financed our operations through internal working capital and a bank line of credit. Financing our building has been through a long-term mortgage. We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and bank line of credit. As of December 31, 2004, we had working capital of $861,147 as compared to $1,850,439 at September 30, 2004, and term debt of $943,234 at December 31, 2004 compared to $4,319,511 at September 30, 2004. As of December 31, 2004, the we had $821,837 in cash and cash equivalents as compared to $431,942 at September 30, 2004.  The increase in cash and cash equivalents is a result of the sale of certain assets to Aspen Surgical (See Note 13). During the three months ended December 31, 2004, we repaid our line of credit borrowings in the amount of $1,440,921, repaid the term loan with Citizens Independent Bank in the amount of $1,247,439 and fully paid the contract for deeds held by former owner of Burger Time, Burger Time Corporation, in the amount of $2,000,000. The decrease in working capital relates to the sale of current assets, such as accounts receivable and inventory to Aspen.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Part I, Item 2. Management’s Discussion and Analysis or Plan of Operation,”  and elsewhere in this Form 10-Q constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

(i) The fact that we compete with numerous well established competitors in both our LifeSafe and Burger Time businesses having substantially greater financial resources and longer operating histories than us, which enables them to engage in substantial discounting as well as significant promotions. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

(ii) The fact that we anticipate the need to continue the improvement in sales in all of our businesses if we are to achieve improved profitability. Sales increases will depend, among other things, on the success of our promotion efforts and the success of other operating, sales and training initiatives, all of which are speculative.

As a result of our Burger Time business, we may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food, paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; decreases in the availability of affordable capital resources; and/or development and operating costs. Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules; uninterrupted product supply; results of existing and future litigation and other risk factors referenced in this Form 10-Q and in our annual report on Form 10-K for the year ended September 30, 2004.

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

Item 6. Exhibits:

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

STERION INCORPORATED
Date: February 14, 2004	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: February 14, 2004	By: /s/ Mark Buckrey Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)