Form 10QSB
period 2005-03-31
STEN CORP
filed 2005-05-13
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(763) 767-7217
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x]  NO [  ]

At May 12, 2005, 1,714,751 shares of the issuer’s Common Stock were outstanding.

Page - 1

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at March 31, 2005 (unaudited) and September 30,
2004 (audited)

Consolidated Statements of Operations for the Three Months and Six Months Ended
March 31, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2005 and 2004
(unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION:

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4	Submission of Matters to a Vote of Security Holders

Item 6	Exhibits

SIGNATURES

Page - 2

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	September 30, 2004 (audited)
CURRENT ASSETS
Cash and cash equivalents	$277,174	$431,942
Accounts receivable, net	1,147,089	847,379
Inventories	873,404	1,033,736
Deferred income taxes	128,400	128,400
Current assets of discontinued business	0	3,302,194
Current portion of note receivable	341,250	0
Other current assets	357,205	252,086
Total Current Assets	3,124,522	5,995,737
PROPERTY AND EQUIPMENT, NET	5,474,969	5,870,733
OTHER ASSETS
Intangible assets, net	1,500,629	1,415,573
Note receivable, net of current portion	166,667	0
Other assets of discontinued business	0	1,149,037
Assets of discontinued business held for sale	722,856	0
Net cash surrender value of life insurance	46,749	32,865
Goodwill	72,745	0
Total Other Assets	2,509,646	2,597,475
TOTAL ASSETS	$11,109,137	$14,463,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit payable to bank	$550,000	$1,440,921
Current portion of long-term debt	188,343	534,448
Accounts payable	493,073	519,054
Accrued payroll and related taxes	128,005	248,920
Deferred revenue and service cost liability	769,679	849,451
Other accrued expenses	119,803	210,244
Liabilities of discontinued business	604,110	342,260
Total Current Liabilities	2,853,013	4,145,298
LONG-TERM LIABILITIES
Long-term debt, net of current portion	925,057	3,785,063
Deferred income taxes	117,000	117,000
Total Liabilities	3,895,070	8,047,361
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	17,148	17,313
authorized, 5,000,000 undesignated shares authorized, 1,800,718 and 1,800,318 common shares issued and 1,714,751 and 1,731,318 outstanding
Additional paid-in capital	3,209,427	3,445,774
Retained earnings	3,987,492	3,112,908
Deferred compensation	0	(159,411)
Total Stockholders’ Equity	7,214,067	6,416,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,109,137	$14,463,945

See accompanying notes to consolidated financial statements.

Page F- 1

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004

Sales, net	$2,863,920	$808,240	$5,297,111	$1,543,611

Cost of goods sold	2,311,637	392,774	4,293,830	989,030
Gross profit	552,283	415,466	1,003,281	554,581

Selling, general and administrative expenses	503,340	306,867	932,809	458,573
Income from operations	48,943	108,599	70,472	96,008

Other income (expense)
Interest expense	(4,954)	(16,247)	(25,131)	(21,955)
Other income	13,864	0	13,864	0
Total other income (expense)	8,910	(16,247)	(11,267)	(21,955)

Income from continuing operations before income taxes	57,853	92,352	59,205	74,053

Provision for income taxes	21,500	32,322	22,007	25,918

Income from continuing operations	36,353	60,030	37,198	48,135

Income from discontinued operations (including a gain on disposal of $1,604,258)	0	(90,946)	1,425,160	(98,625)

Provision for (benefit from) income taxes from discontinued operations	0	(32,322)	587,774	(34,917)

Income (loss) from discontinued operations	0	(58,624)	837,386	(63,708)

Net Income (loss)	$ 36,653	$ 1,406	$ 874,584	$ (15,573)

Income from continuing operations per share
Basic	$.02	$.03	$.02	$.03
Diluted	$.02	$.03	$.02	$.03

Income (loss) from discontinued operations per share
Basic	$.00	$(.03)	$.49	$(.04)
Diluted	$.00	$(.03)	$.45	$(.04)

Net income (loss) per share
Basic	$.02	$.00	$.51	$(.01)
Diluted	$.02	$.00	$.47	$(.01)

Weighted average common and common equivalent shares outstanding
Basic	1,726,598	1,738,618	1,726,826	1,738,527
Diluted	1,839,739	1,879,806	1,851,627	1,738,527

See accompanying notes to consolidated financial statements.

Page F- 2

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net Income (loss)	$ 874,584	$ (15,573)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	372,728	170,544
Amortization of debt insurance costs	3,597	11,667
Recovery of accounts receivable not purchased from SOS/accounts receivable	0	76,984
Compensation related to non-employee stock options	7,784	32,273
Loss from operations of discontinued operations	179,098	98,625
Gain on Sale of Medical Products Group	(1,604,258)	0
Changes in certain assets and liabilities:
Accounts receivables	(307,627)	144,480
Inventories	173,307	83,643
Other current assets	(105,119)	(131,882)
Accounts payable	(25,981)	206,181
Accrued payroll	(120,915)	(1,143)
Deferred revenue	(79,772)	108,398
Other accrued expenses	(90,441)	(70,014)
Net cash flows from operating activities	(723,015)	714,183

Cash flows from investing activities:
Purchase of assets of SOS International	0	(2,700,000)
Purchase of assets of Barry Medical Products	(50,000)	0
Purchase of franchise license of Hot ‘N Now	(175,000)	0
Purchases of property and equipment	(575,356)	(102,849)
Purchase of intangibles	(24,073)	(35,572)
Proceeds from sale of Medical Products Group	6,000,000	0
Decrease in loans on cash surrender value of life insurance	(13,884)	28,486
Net cash flows from investing activities	5,161,687	(2,809,935)

Cash flows from financing activities:
Net increase (decrease) in line of credit, bank	(890,921)	1,259,608
Proceeds from long-term debt	0	1,500,000
Payments on long-term debt	(3,398,111)	(607,803)
Repurchase of common shares	(86,485)	0
Proceeds from exercise of stock warrants or stock options	1,600	2,400
Payments on capital lease obligation	0	(3,135)
Net cash flows from financing activities	(4,373,917)	2,151,070

Net cash used in discontinued operations	(219,523)	(1,010,777)

Net increase (decrease) in cash and cash equivalents	(154,768)	(955,459)

Cash and cash equivalents-beginning of period	431,942	1,762,819
Cash and cash equivalents- end of period	$ 277,174	$ 807,360

Supplemental cash flow information:
Cash paid for interest	$ 25,131	$ 21,955

Noncash investing and financing activities:
Stock options issued for guarantee of long term debt	$ 0	$ 175,000
Noncash in connection with purchase of Barry Medical
Inventory	$ 12,975	$ 0
Property and Equipment	$ 31,280	$ 0
Intangibles	$ 125,000	$ 0
Goodwill	$ 72,745	$ 0
Note Payable	$ (192,000)	$ 0
Note receivable in connection with sale of discontinued business	$ 500,000	$ 0

See accompanying notes to consolidated financial statements.

Page F- 3

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

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

Discontinued Operations – On November 8, 2004, we sold substantially all of the assets relating to our medical products manufacturing and distribution business, our “Medical Products Group,” to Aspen Surgical Products, Inc. (“Aspen”).  In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of the Medical Products Group business and these results are presented on a historical basis as a separate line in our income statements and balance sheets entitled “Discontinued Business or Discontinued Operations.”  All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations.  See Note 14 in the Notes to Unaudited Consolidated Financial Statements.

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

Accounts Receivable – Accounts receivable are shown net of an allowance for doubtful accounts of approximately $92,000 and $35,000 at March 31, 2005 and September 30, 2004, respectively.

Amortization – Intangible assets are being amortized over their estimated useful lives using the straight-line method.

Debt Issuance Costs – Debt issuance costs are amortized over the life of the loan using the straight-line method, which approximates the “interest” method.  During the six months ended March 31, 2004, in connection with securing a loan agreement, on December 11, 2003, we issued two five-year options to purchase an aggregate of 100,000 shares of our common stock, vested immediately, with an exercise price of $6.00.  These options were valued at $175,000.  These options were granted to two directors of the Company for their personal guarantee of the Company’s indebtedness to Citizens Independent Bank.  Amortization expense related to the debt issuance cost was $3,597 and $11,667 for the six months ended March 31, 2005 and 2004, respectively and $0 and $8,570 for the three months ended March 31, 2005 and 2004.  At the time of the sale to Aspen, we repaid all borrowings under this credit facility and the borrowing arrangement was cancelled.  The remaining unamortized debt issuance cost of $142,236 was expensed in the three months ended December 31, 2004 and is reflected in the gain from discontinued operations (Note 14).

Page F- 4

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

Research and Development – We expense all costs related to product research and development as incurred.  Research and development expense was $0 and $15,281 for the three months ended March 31, 2005 and 2004, respectively, and $769 and $28,807 for the six months ended March 31, 2005 and 2004.

Assets of Discontinued Business Held For Sale – In conjunction with the sale of our Medical Products Group in November 2004, we concluded to pursue the sale of our building located in Ham Lake, Minnesota.  The building includes our former manufacturing and distribution facility and our corporate headquarters.  Accordingly, we have reflected the carrying value of the building as an asset of discontinued business held for sale as of March 31, 2005.  As a result, we have discontinued recording depreciation on the building.  We believe that the current market value of the building is in excess of its carrying value.

Stock- Purchase Warrants - In connection with a registered offering that was completed in October 2000, we issued warrants to purchase common stock.  At March 31, 2005 there were outstanding common stock purchase warrants to purchase 370,445 shares at $4.00 per share.  On May 11, 2005 our Board of Directors has extended the expiration date of the outstanding stock-purchase warrants to September 30, 2008 at 5:00 p.m. Minneapolis time.

Stock-Based Compensation – We use the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and stock based compensation.  Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of common stock exceeds the exercise price of the stock option on the date of grant.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net Income (loss):
As reported	$ 36,353	$ 1,406	$ 874,584	$ (15,573)
Pro forma	$ 20,520	$ (14,427)	$ 828,463	$ (110,906)
Net Income (loss) per share basic:
As reported	$ 0.02	$ .00	$ 0.51	$ (.01)
Pro forma	$ 0.01	$ (.01)	$ 0.48	$ (.06)
Net Income (loss) per share diluted:
As reported	$ 0.02	$ .00	$ 0.47	$ (.01)
Pro forma	$ 0.01	$ (.01)	$ 0.45	$ (.06)

Stock based compensation:
As reported	$ 0	$ 22,913	$ 7,784	$ 32,273
Pro forma	$ 15,833	$ 15,833	$ 46,121	$ 95,333

Page F- 5

The pro forma amounts may not be representative of the effects on reported net income (loss) for future years.  The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

Page F- 6

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Risk free interest rate	5.00%	5.00%	5.00%	5.00%
Expected life of options granted	3-5 years	3-5 years	3-5 years	3-5 years
Expected volatility range	50.0%	50.00%	50.0%	50.00%
Expected dividend yield	0%	0%	0%	0%

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

The FASB issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  The FASB statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award.  The SEC recently amended its compliance to be effective at the beginning of the next fiscal year that begins after June 15, 2005 for large public companies and after December 15, 2005 for small business filers.  We are required to adopt this statement in the first quarter of our fiscal 2007 and we are currently analyzing the impact of its adoption on our consolidated financial statements.

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

Inventories consisted of the following at:

	March 31, 2005	September 30, 2004

Raw materials	$ 456,524	$481,832
Work in process	161,476	279,961
Finished goods	255,404	271,943
Total Inventories	$ 873,404	$1,033,736

Note 4.  Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding for the reporting period.  Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.  Options totaling 293,500 and 253,500 shares were excluded from the computation of diluted earnings per share for the three months and six months ended March 31, 2005 as their effect was anti-dilutive.  For the three months ended March 31, 2004, there were outstanding options to purchase 141,188 shares of common stock, all of which were included as common share equivalents in the computation of diluted net income (loss) per share. All options and warrants

Page F- 7

 were anti-dilutive for the six month period ended March 31, 2004.  Following is a reconciliation of basic and diluted net earnings per share:

	Three Months Ended,		Six Months Ended,
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Income from continuing operations	$ 36,353	$ 60,030	$ 37,198	$ 48,135
Income (loss) from discontinued operations	0	(58,624)	837,386	(63,708)
Net income (loss)	36,353	1,406	874,584	(15,573)
Net income (loss) per share – basic
Weighted average shares outstanding	1,726,598	1,738,618	1,726,826	1,738,527

Net income (loss) per share – basic	$ 0.02	$ 0.00	$ 0.51	$ (0.01)
Net income (loss) per share – diluted
Weighted average shares outstanding	1,726,598	1,738,618	1,726,826	1,738,527
Effect of diluted securities	113,141	141,188	124,801	0
Weighted average shares outstanding	1,839,739	1,879,806	1,851,627	1,738,527

Net income (loss) per share – diluted	$ 0.02	$ 0.00	$ 0.47	$ (0.01)

Note 5.  Income Taxes

We recorded a provision for income taxes of $21,500 and $32,322 relating to income from continuing operations for the three months ended March 31, 2005 and March 31, 2004, respectively.  We recorded a provision for income taxes of $22,007 and $25,918 relating to income from continuing operations for the six months ended March 31, 2005 and March 31, 2004, respectively.  We recorded a provision for income taxes of $587,774 and tax benefit of $34,917 relating to the Medical Products Group for the six months ended March 31, 2005 and 2004, respectively.

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

Our deferred tax asset as of March 31, 2005 and December 31, 2004 was $128,400.  The deferred tax liability as of March 31, 2005 and December 31, 2004 was $117,000.

Note 7.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 31, 2005		September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Franchise licenses	$604,000	$38,133	$429,000	$23,833	84 - 180
Customer lists	513,000	57,507	438,000	30,548	60 - 120
Covenants not to compete	446,000	73,099	396,000	38,499	60 - 120
Trade name	27,000	690	27,000	0	60
Assignment of sales contracts	60,000	20,000	60,000	5,000	24
Debt issuance costs	175,000	175,000	175,000	29,168	60
Other intangibles	41,693	1,635	17,621	0	60

Total	$1,866,693	$366,064	$1,542,621	$127,048

Intangible assets not subject to amortization consist of the following:

Goodwill	$ 72,745	$ 0	$ 0	$ 0

Page F- 8

Intangible assets are being amortized over their estimated useful lives ranging from 24 months to 180 months (weighted average life of 14.18 years). Amortization of intangible assets was $49,806 and $49,859 for the three months ended March 31, 2005 and 2004, and $96,781 and $58,331 for the six months ended March 31, 2005 and 2004, respectively. Estimated amortization expense of intangible assets for the years ending September 30, 2005, 2006, 2007, 2008, and 2009 are $219,800, $234,382, $209,382, $209,382 and $173,382, respectively.  The Company recognized $72,745 in goodwill with the purchase of assets of Barry Medical Products by our LifeSafe Services subsidiary in the quarter ended March 31, 2005.  The remaining balance of debt issuance costs of $142,236 were expensed as part of the discontinued operations in the first quarter of fiscal 2005 (Note 14).

Note 8.  Deferred Revenue and Service Cost Liability

Deferred revenue represents payment received or amounts billed in advance of services to be performed.  With the acquisition as of November 26, 2003 of certain assets from, and the assumption of certain liabilities of SOS by LifeSafe, we assumed the obligation to provide on-going service to SOS customers.  In the course of the LifeSafe business, we also enter into new service agreements or leases with customers.  These service agreements are accounted for as operating leases.  In addition to leasing the equipment to customers, we also provide equipment servicing and may provide training over the term of the agreement.  These service agreements or operating leases generally require payments in advance that are deferred as reported revenue and are recognized as revenue on a pro-rated basis over the term of the service agreement.  In addition to lease payment advances, deferred revenue also consists of customer deposits and prepayments for services not yet rendered.  Deferred revenues are recognized ratably over the term of the contracts, typically 3 to 12 months.  The amount of deferred revenue at March 31, 2005 was $769,679.  The net amount of deferred revenue and service cost liability at September 30, 2004 was $849,451.

Note 9.  Line of Credit, Bank

During January 2005, we entered into a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit is subject to a defined borrowing base.  Amounts outstanding are due on January 1, 2006 and bear interest at prime plus .5% (6.25% at March 31, 2005).  The line of credit is collateralized by substantially all of our assets.

Note 10.  Long-term Debt

During July 2003, we entered into a term loan agreement with Citizens Independent Bank, of Hopkins, Minnesota in the amount of $500,000.  On November 26, 2003, we repaid the term loan balance outstanding under this loan agreement of $473,000.  Concurrent with repayment of the prior facility, we entered into a new five-year term loan in the amount of $1,500,000 with Citizens Independent Bank.  The terms of the loan require monthly principal and interest payments of approximately $27,900 at an interest rate of prime plus 0.5% (5.25% at September 30, 2004).  The loan was collateralized by substantially all of our assets.  We were not in compliance as of September 30, 2004 on loan covenants relating to working capital and tangible net worth and we obtained a waiver of these covenants.  No consideration was paid for the waiver obtained.  The term note was paid in full in November 2004.  Long-term debt consisted of the following at March 31, 2005 and September 30, 2004:

	March 31, 2005	September 30, 2004
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,175 including interest at 8.5%, due February 2011, collateralized by building and land held for sale.	$ 831,401	$ 844,094
Note payable to Citizens Independent Bank – paid in full on November 8, 2004.	0	1,247,439
Note payable to former owner of LifeKit.com. Original amount of $150,000, monthly payments are equal to 27.5% of the monthly gross sales of LifeKit products and are payable until fully paid, non-interest bearing and unsecured.	99,785	127,439
Note payable to Barry Medical Corporation. Original amount of $192,000, with monthly installments of $5,841, including interest at 6.0% due January 31, 2008, collateralized by assets purchased.	182,214	0
Note payable to Burger Time Corporation – paid in full on November 8, 2004.	0	100,000
Contracts for deed due to Burger Time Corporation – paid in full on November 8, 2004.	0	2,000,000
Totals	1,113,400	4,319,511
Less: Current portion	(188,343)	(534,448)
Long-term portion	$ 925,057	$ 3,785,063

Note 11.  Segment Reporting

We report our results in three business segments: Corporate and Contract Manufacturing, LifeSafe and BTAC.  The Corporate and Contract Manufacturing segment includes our manufacture of sterilization containers and filters.  The LifeSafe business segment includes selling and servicing of emergency oxygen tanks and other related emergency equipment.  We entered into this business with the acquisition effective November 26, 2003 of assets of SOS International,

Page F- 9

Inc. (“SOS”) from Complient Corporation (“Complient”).  The Burger Time Acquisition Corporation (BTAC) business segment is a chain of fast food restaurants that we acquired effective July 1, 2004.  We have identified these business segments based on the fact that each segment is involved in a different type of industry, sells different types of products or services and each segment has distinct customers.

The following table set forth certain financial information for each of our business segments described above for the three and six months ended March 31, 2005 and 2004:

	Corporate and Contract Manufacturing	LifeSafe	BTAC	Total

Three months ended March 31, 2005
Revenues	$ 866,195	$ 716,699	$ 1,281,026	$ 2,863,920
Income (loss) from operations	64,449	1,877	(17,383)	48,943
Identifiable assets	2,983,212	4,236,041	3,889,884	11,109,137
Depreciation and amortization	(17,930)	110,613	69,496	162,179
Capital Expenditures	1,573	77,328	653,184	732,085

Three months ended March 31, 2004
Revenues	$ 492,702	$ 315,538	$ 0	$ 808,240
Income (Loss) from operations	(38,287)	138,886	0	108,599
Identifiable assets	7,624,065	4,118,352	0	11,742,417
Depreciation and amortization	(28,457)	94,329	0	65,872
Capital Expenditures	8,121	69,463	0	77,584

Six months ended March 31, 2005 Revenues	$ 1,291,942	$ 1,487,443	$ 2,517,726	$ 5,297,111
Income (loss) from operations	61,743	63,487	(54,758)	70,472
Identifiable assets	2,983,212	4,236,041	3,889,884	11,109,137
Depreciation and amortization	25,894	219,740	127,094	372,728
Capital Expenditures	1,770	109,400	713,259	824,429

Six months ended March 31, 2004
Revenues	$ 1,197,417	$ 346,194	$ 0	$ 1,543,611
Income (loss) from operations	(51,196)	147,204	0	96,008
Identifiable assets	7,624,065	4,118,352	0	11,742,417
Depreciation and amortization	46,077	124,467	0	170,544
Capital Expenditures	68,958	69,463	0	138,421

Note 12.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares replacing a repurchase program originally adopted in September 2001.  The Company purchased a total of 16,967 shares of common stock for a cost of $86,485 during the quarter ended March 31, 2005.

Franchise Agreement – We operate a portion of our LifeSafe business under a franchise agreement that provides for exclusive territories for leasing a proprietary emergency oxygen system.  Currently royalties are paid to the franchisor at the rate of $8,455 per month.  Royalty expense under this agreement was $49,086 and $32,323 for the six months ended March 31, 2005 and 2004.

Note 13.  Acquisitions and Disposition of Assets

Hot ‘N Now – On March 3, 2005, our Burger Time Acquisition Corporation completed the purchase of certain assets of the former franchisor of Hot ‘N Now restaurants in a transaction approved by the United States Bankruptcy Court for the Western District of Michigan.  The assets acquired include the Hot ‘N Now franchise, all Hot ‘N Now franchise agreements and all royalties and other franchise fees now due and owing.  Among other things, the acquired rights also include the Hot ‘N Now name and tradename. There are currently 14 franchisee locations of Hot ‘N Now all operating in the State of Michigan.  The purchase price paid was $175,000 for the franchise license.  We are in the process of negotiating new franchise agreements with the 14 Hot ‘N Now franchisee locations.

Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  The acquisition of assets including franchisee licenses were accounted for under the purchase method of accounting and, accordingly, the purchase

Page F- 10

price of $175,000 was allocated to the franchise license acquired based on the estimated fair value as of the acquisition date.  The franchise license is included in intangible assets on the balance sheet.

Barry Medical – On January 3, 2005, our LifeSafe subsidiary entered into an asset purchase agreement with Barry Medical Corp. (“Seller”) and its sole shareholder, pursuant to which LifeSafe purchased substantially all of Seller’s assets for $242,000 plus the assumption of certain liabilities.  The assets purchased relate to Seller’s business of buying, leasing, selling, servicing and training customers in the use of emergency oxygen equipment and defibrillator units as the sole, exclusive franchisee of SOS in Connecticut and a representative of Oxygen Therapy Institute, Inc. in the states of Massachusetts, New Hampshire, Rhode Island and Vermont.  In connection with the purchase, the former owner entered into a non-compete agreement with LifeSafe.

The purchase price paid was $50,000 in cash with the balance of $192,000 being paid through a promissory note.  Amounts under the promissory note bear interest at 6% per year.  Principal and accrued interest is due in 36 equal monthly installments through January 2006.  Amounts under the promissory note are collateralized by an interest in the equipment sold to LifeSafe and certain customer orders and contracts assigned to LifeSafe as part of the sale.  The Company has also agreed to guarantee all amounts owed by LifeSafe to the Seller under the promissory note.

In the asset purchase agreement, each of LifeSafe and the Seller made representations and warranties to the other customary for a transaction of this type.  The Seller agreed to indemnify LifeSafe for any breach of such representations and warranties and for any liabilities not assumed by LifeSafe.  Additionally, the closing of the transactions contemplated by the asset purchase agreement was subject to conditions customary for a transaction of this type, all of which were fulfilled or waived by the parties upon execution of the asset purchase agreement.

The acquisition of assets including inventory of $12,975, leased oxygen tanks of $31,280, covenant not to compete of $50,000, customer lists of $75,000, goodwill of $72,745 were accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to assets acquired based on the estimated fair value as of the acquisition date.  The following table is a condensed balance sheet summarizing the amounts assigned to the assets acquired.

Barry Medical
Inventories	$ 12,975
Property and equipment	31,280
Intangibles
Covenant not to compete	50,000
Customer lists	75,000
Goodwill	72,745
Net purchase price	$ 242,000

LifeKit – On July 9, 2004, through our LifeSafe subsidiary, we purchased substantially all of the assets of LifeKit.com, a California business offering web based emergency/disaster recovery kit business. In connection with the purchase, we entered into a noncompete agreement with the former sole owner of the business in favor of LifeSafe.  The purchase was pursuant to a Business Transfer Agreement dated July 9, 2004 between LifeSafe and LifeKit.  Of the total $287,000 of consideration relating to the transaction, LifeSafe paid $137,000 in cash from working capital and will pay $150,000 through a promissory note with monthly payments equal to 27.5% of monthly gross sales of LifeKit products until the liability of $150,000 is paid in full. Consideration for the LifeKit purchase was through arm’s-length negotiations between the Company and LifeKit.  LifeSafe intends to use the assets to continue the web-based business of selling emergency disaster recovery kits.

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

Page F- 11

Burger Time – On July 1, 2004, our BTAC subsidiary completed the purchase of substantially all of the assets of Burger Time Corporation (“Burger Time”) relating to Burger Time’s fast food restaurant business operated under the same name.

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

SOS International – On November 26, 2003, we completed the purchase, through our LifeSafe subsidiary, of certain assets and the assumption of certain liabilities of SOS International, Inc. (“SOS”) from its parent corporation, Complient Corporation (“Complient”).  Included in the assets purchased were certain intangible assets such as the rights of SOS under its franchise agreement and its customer lists.  Included in the liabilities assumed was the assumption by LifeSafe of service obligations to existing SOS customers and the assumption by LifeSafe of a lease dated December 21, 2000, as amended, for approximately 5,000 square foot portion of a building located in Jacksonville, Florida.  As a result of this acquisition, the Company entered into the business of leasing and servicing emergency oxygen tanks.

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

Page F- 12

SOS
Accounts receivable	$ 372,791
Inventories	23,360
Property and equipment	2,293,960
Intangibles	963,000
Liabilities assumed	(953,111)
Net purchase price	$ 2,700,000

Pro forma Results – The accompanying unaudited pro forma condensed consolidated results of operations for the three and six months ended March 31, 2005 are presented to give effect to the Barry Medical, Life Kit, SOS and Burger Time acquisitions described above as if such transactions had occurred on October 1, 2003, the first day of our 2004 fiscal year.

The unaudited pro forma information does not purport to represent what our results of operations would actually have been if such transactions in fact had occurred at such date or to project our results of future operations.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2005	2004	2005	2004

Sales, net	$ 2,863,920	$ 2,003,174	$ 5,297,111	$ 4,350,987

Income from operations	48,943	160,665	70,472	340,265

Net income	36,353	28,461	37,198	127,160

Net income per share:
Basic	$ .02	$ .02	$ .02	$ .07
Diluted	$ .02	$ .02	$ .02	$ .07

Note 14.  Discontinued Operations

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

The consideration for the sale transaction consisted of $6 million in cash paid at closing and $500,000 in the form of a promissory note.  In addition we may receive additional proceeds based upon the total sales from the operations over the twelve months following the sale.  We recorded a gain on the sale of the assets of $1,604,258 ($1,016,484 net of tax).  The gain was calculated as the proceeds less $4,372,951 in net assets, $422,791 in transaction and shut down expenses (including employee severance costs, legal fees and other professional fees) and an estimate of $100,000 to cover any future costs.  A dispute with a Medical Products Group customer was settled for $40,000 in January 2005 and was charged against this reserve. Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities consisting primarily of accounts payable.

The Company recorded $422,791 of expenses for severance and other exit costs as a part of the sale of the Medical Products Group.  The Company made payments totaling $375,223 for the quarter ended March 31, 2005 and are summarized as follows:

Accrued Severance Costs
Beginning balance	$ 0
Estimated Expenses	100,000
Payments	(81,695)
Ending balance	$ 18,305
Other Exit Costs
Beginning balance	$ 0
Estimate shut down expenses	50,000
Accrued legal, audit	50,000
Other expenses	222,791
Payments	(312,027)
Ending balance	$ 10,764

In connection with the Purchase Agreement, we also entered into a Transitional Services Agreement with Aspen providing that the Company will provide transition manufacturing services for Aspen relating to the purchased product lines for a period of three months.  Also in connection with the Purchase Agreement transactions, Mr. Kenneth Brimmer and Mr. Gary Copperud are providing Aspen certain services pursuant to an eighteen-month consulting agreement.  Mr. Brimmer is the Company’s Chief Executive Officer and a director and Mr. Copperud is a director of the Company.  The Company and Messrs. Brimmer and Copperud also entered into a non-competition agreement with Aspen.

On November 10, 2004, we used $2,002,666 of the proceeds from the sale to Aspen to pay Burger Time Corporation the remaining principal and interest of ten contracts for deed relating to the Company’s Burger Time restaurant locations.

In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group in the results from continuing operations.  The results of operations for this business have been reflected as discontinued operations.  The income (loss) from discontinued operations for the quarter and six months ended March 31, 2005 and 2004 respectively, consist of the following:

	For the Three Months Ended March 31, 2005	For the Three Months Ended March 31, 2004	For the Six Months Ended March 31, 2005	For the Six Months Ended March 31, 2004

Revenue, Net	$ 0	$ 1,711,951	$ 710,574	$ 3,360,342

Cost of Goods Sold	0	1,019,614	453,606	1,490,918

Gross Profit	0	692,337	256,968	1,869,424

Total operating expenses	0	783,283	436,066	1,968,049

Net (loss) income operations	0	(90,946)	(179,098)	(98,625)

Gain on sale of assets:
Sale Price			6,500,000
Less costs and expenses
Accounts Receivable			927,376
Inventories			2,434,690
Prepaids			156,056
Property and Equipment, net			648,086
Intangibles, net			151,203
Deferred Debt issuance Costs			142,236
Goodwill			355,563
Accounts Payable			(342,259)
Severance			100,000
Transaction, Legal, Transition and other			322,791
Total costs of sale			4,895,742
Net gain on sale before taxes			1,604,258
Income (loss) from discontinued operations before income taxes	$ 0	$ (90,946)	$ 1,425,160	$ (98,625)

Note 14.  Subsequent Events

On May 9, 2005 and May 10, 2005, STEN Corporation (the “Company”) completed a mortgage financing relating to eight parcels of real estate used by its subsidiary, Burger Time Acquisition Corporation (“BTAC”), in BTAC’s operation of a chain of fast-food, drive-through restaurants under the Burger Time name.

Page F- 13

To facilitate the mortgage financing, BTAC created a wholly-owned subsidiary, BTAC Properties, Inc., a Minnesota corporation (“BTAC Properties”) and then transferred to BTAC Properties eight parcels of real estate located as follows:

Minnesota Properties	North Dakota Properties

1620 1st Avenue	2651 Demers Avenue
Moorhead, Minnesota	Grand Forks, North Dakota

214 East Holms	1900 Main Avenue
Detroit Lakes, Minnesota	Fargo, North Dakota

229 Carson Avenue	1520 South Broadway
Elk River, Minnesota	Minot, North Dakota

410 West Division	1320 East Main Avenue
Waite Park, Minnesota	Bismark, North Dakota

On May 9, 2005, BTAC Properties received $995,000 relating to the North Dakota properties and on May 10, 2005, BTAC Properties received $1,060,000 relating to the Minnesota properties from Standard Insurance Company (the “Lender”).  In consideration of these loans, BTAC Properties issued two promissory notes (each, a “Note”) to the Lender, one in the amount of $995,000 and one in the amount of $1,060,000.  Kenneth W. Brimmer, the Company’s Chief Executive Officer and a director and Gary W. Copperud, a director of the Company, are also joint and several borrowers with BTAC Properties on the Notes.  Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the Notes.  The participation of Messrs. Brimmer and Copperud in the Notes transaction was approved by the Company’s Audit Committee.  To facilitate the payment by BTAC Properties of the obligations under the Notes, BTAC and BTAC Properties have entered into lease for each of the eight properties.  The rent amounts to be paid by BTAC to BTAC Properties under the leases have been assigned to the Lender for repayment of amounts owed under the Notes.

Amounts under the Notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621 with the entire indebtedness evidenced by the Notes due June 1, 2020.  Monthly payments on the Notes begin July 1, 2005.  The Notes may be prepaid in full (but not in part) upon written notice to the Lender and payment of a prepayment fee equal to the greater of (a) 1% of the outstanding principal balance on the Notes at the time of prepayment or (b) the present value of the scheduled monthly payments under the note from the prepayment date to the maturity date plus the present value of the principal and interest due under the Notes on the maturity date minus the outstanding principal balance of the Notes as of the prepayment date.  Notwithstanding the foregoing, there is no prepayment fee for prepayment during the 90-day period prior to maturity of the Notes.  If there is an event of default (as defined in the Notes), the Lender has the right to increase the applicable interest rate to the lesser of 10.25% or the maximum rate allowed by law and the Lender may declare amounts under the Notes immediately due.  An event of default under the Notes includes (a) failure to make payments of principal or interest under the Notes when due; (b) failure to perform any other provision of the Notes or any instrument securing the Notes; (c) falsity in any material respect of the warranties of the mortgage of the real estate securing the Notes or in any representation or warranty of BTAC Properties in connection with the loan evidenced by the Notes.  If any payment under the Notes is not received by the Lender within 5 calendar days after it is due, the Lender may assess a late charge of five cents per dollar of each overdue payment or such lesser amount of late charge allowed by law.  Additionally, all amounts under the Notes will be immediately due and payable upon transfer or encumbrance of the property securing the Notes or transfer of ownership interest in BTAC Properties.

The obligations of the Notes are secured by a mortgage, assignment of rents, security agreement and fixture filing (the “Mortgage”) in favor of the Lender on each of the eight properties.  The terms of the Mortgage are customary for a transaction of this type and include representations and warranties by BTAC Properties relating to title, encumbrances, use of the loan proceeds, environmental matters, zoning and absence of breach as a result of the consummation of the loan transaction, among others.  The Mortgage also contains customary covenants, including those relating to compliance with the obligations of the Notes, use and maintenance of the property, compliance with laws (including environmental laws), insurance, taxes, assignment of rents, provisions requiring the Notes to be repaid upon the transfer or encumbrance of the property or transfer of ownership interest in BTAC Properties and the right of the Lender to declare amounts secured by the Mortgage to be immediately due and payable upon an event of default under the Mortgage or Notes and the right of the Lender to increase the applicable interest rate of the Notes as described above.

BTAC will use the proceeds of the mortgage financing for general working capital.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

STEN Corporation (“STEN” or the “Company”) was known as Sterion Incorporated until January 31, 2005 and prior to January 2002, the Company was known as Oxboro Medical, Inc.  We are a diversified business and our results reflect the impact of recent acquisitions and a significant divestiture.  Historically, our principal business was manufacturing and marketing medical products, the “Medical Products Group”.  During the quarter ended December 31, 2004, we sold assets and certain liabilities relating to the Medical Products Business to Grand Rapids, Michigan-based Aspen Surgical Products, Inc. (“Aspen”) for $6 million in cash and a $500,000 note receivable.  The sale to Aspen reflects our strategic decision to focus our management attention and resources on businesses we believe will provide better opportunities to grow value for our shareholders.  Our former Medical Products Group Business is being accounted for in the accompanying unaudited consolidated financial statements as a discontinued operation – See Note 14.  We continue to manufacture the products for STERIS Corporation under a manufacturing agreement and this comprises our “Contract Manufacturing Business”.  On November 26, 2003 we purchased, through our LifeSafe Services, Inc. (“LifeSafe”) subsidiary certain assets and liabilities of SOS International, Inc. (“SOS”) from Complient Corporation relating to SOS’s business of leasing and servicing oxygen systems for emergency purposes.  On July 1, 2004, our Burger Time Acquisition Corporation (“BTAC”) subsidiary completed the purchase of the assets and business operations of Burger Time. BTAC operates Burger Time, a chain of drive-through, quick-service restaurants that focus on high-quality hamburgers offered at competitive prices.

Results of Operations

For The Three Month Period ended March 31, 2005 and March 31, 2004

Net sales for the three months ended March 31, 2005 increased 254.3% to $2,863,920 from $808,240 in the same period of the prior year.  This increase is due to the inclusion of operation from Burger Time, which was acquired in July 2004 and did not contribute to net sales during the three months ended March 31, 2004.

Our Contract Manufacturing business was unusually strong during the quarter which we believe was the result of special sales promotions by our single customer.  As a result, Contract Manufacturing sales for the three months ended March 31, 2005 increased 75.8% to $866,195 as compared to sales for the three months ended March 31, 2004.

LifeSafe Services revenue was $716,699 during the three months ended March 31, 2005, an increase of 127.1% over revenue for the three months ended March 31, 2004.  This increase in revenue was principally the result of the fact that we have owned this business for one complete business cycle and the deferred revenue contribution has leveled out and revenues for the current quarter in the current year reflect approximately 25% of annual service revenue in the current year.

For the three months ended March 31, 2005, our gross profits were $552,283 as compared to $415,466 for the corresponding period in fiscal 2004.  Our gross profit percentage declined to 19.3% for the three months ended March 31, 2005 from 51.4% in the same quarter of 2004.  This decline was the result of the inclusion of Burger Time in March 31, 2005 results.  The three months ended March 31 is a seasonally low sales period for Burger Time which results in a lower than average gross profit percentage.  During the three months ended March 31, 2005, Burger Time’s gross profit percentage was 3.8% as compared 1.2% for the first quarter of fiscal 2005 and to an estimated average yearly gross profit percentage of approximately 15.4%.

Selling, general and administrative expenses for the period increased $196,473 to $503,340.  This increase was principally the result of inclusion of Burger Time in March 31, 2005 results when they were $0 for the corresponding period in 2004.

Page F- 14

For The Six Month Period ended March 31, 2005 and March 31, 2004

Net sales from continuing operations for the six-month period ended March 31, 2005 were $5,297,111, and increased 343.2% as compared to the six month period ended March 31, 2004 net sales of $1,543,611. This increase was mainly the result of BTAC contributing $2,517,726, or 47.5%, in net sales for the six month period ended March 31, 2005 as compared to $0 for the corresponding period in 2004. The increase in net sales also reflects significant increase in the contribution from LifeSafe which was acquired during the first fiscal quarter in 2004 and contributed $1,487,443, or 28.1%, in net sales in the six months ended March 31, 2005 as compared to $346,194 for the same period in fiscal 2004.  Net sales in the Contract Manufacturing business segment increased slightly from $1,291,942, or 24.4%, for the six month period ended March 31, 2005 as compared to $1,197,417 for the same period in fiscal 2004.

Gross profit for the six-month period ended March 31, 2005 was $1,003,281 as compared to $554,581 for the corresponding period in fiscal 2004. Gross profit as a percent of net sales for the first six months of fiscal 2005 and 2004 was 18.9% and 35.9%, respectively.  The increase in gross profit dollars and decrease in gross profit as a percent to net sales for the comparative six-month period ended March 31, 2005 and 2004 is the result of BTAC becoming a bigger impact on our overall performance. We expect this to continue as the Burger Time business segments cycles through a full fiscal year.  The highest gross profit percentage was earned in our LifeSafe business, which realized a 45.8% gross profit or $682,216 for the six months ended March 31, 2005.  Our Contract Manufacturing business segment’s gross profit percentage for the six months ended March 31, 2005 was 21.1% or $273,150.  The second quarter of our fiscal year (January to March) is a seasonably weak period for Burger Time.  Burger Time contributed $49,317 in gross profits earning a 4.7% gross profit for the six months ended March 31, 2005.  As we continue to improve operations at this recently acquired Burger Time business we expect that the gross margins will improve.

The increase in Selling, General and Administrative (SG&A) expenses to $932,809 from $458,573 for the six months ended March 31, 2005 and 2004, respectively, is principally the result of SG&A related to recently acquired business including $618,729 for LifeSafe and $118,787 for BTAC for the six months ended March 31, 2005 compared to $256,679 and $0 for the corresponding period in fiscal 2004.  The remaining SG&A for the six months ended March 31, 2005 of $195,293 relates to Corporate and Contract Manufacturing expenses.

Liquidity and Capital Resources

We have typically financed our operations through internal working capital and a bank line of credit. Financing of its building has been through a long-term mortgage.  Our current plan is to close on commitment for a permanent mortgage for 8 of our owned Burger Time properties during our third fiscal quarter we believe proceeds from this loan are expected to be approximately to $2.0 million.  We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and bank line of credit.  As of March 31, 2005, we had working capital of $253,009 as compared to $1,850,439 at September 30, 2004, and term debt of $1,113,400 at March 31, 2005 compared to $4,319,511 at September 30, 2004.  As of March 31, 2005, we had $277,174 in cash and cash equivalents as compared to $431,942 at September 30, 2004.  During the three months ended December 31, 2004, we repaid our line of credit borrowings in the amount of $1,440,921, repaid the term loan with Citizens Independent Bank in the amount of $1,247,439 and finally fully paid the contract for deeds held by former owner of Burger Time, Burger Time Corporation, in the amount of $2,000,000.  The decrease in working capital relates to the sale of current assets, such as accounts receivable and inventory to Aspen.

The restaurant industry, in general, operates with a working capital deficit because most investments are in long-term restaurant operating assets.  We do not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness.  We do not have significant levels of accounts receivable or inventory, and we receive credit from our trade suppliers.  Funds available from cash sales not needed immediately to pay our trade suppliers and we continue to grow our Burger Time business may be used for non-current capital expenditures.

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

(a) Revenue Recognition and Shipping and Handling Costs – The Company recognizes revenue in accordance with Staff Accounting bulletin No. 104 (SAB 104), “Revenue Recognition”.  SAB 104 required revenue to be recognized when all of the following are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectibility is reasonable assured.

The Company records sales revenue for the Contract Manufacturing and LifeSafe business segments at the time all merchandise is shipped, contractual obligations have been substantially met and title and risk of loss have passed to the customer.  For the LifeSafe business segment, the sales revenue is recognized over the period covered by the subscription payment made pursuant to the customer service agreement which in most cases is for a term of one year, however, some customers make payments covering shorter periods and the revenue is recognized over the subscription period covered by the payment.  Revenues from the BTAC segment is recognized at the time the food is served.

The Company records amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs.”  Shipping and handling costs incurred by the Company related to the Medical Products Group are included in cost of goods sold.”

(b) Allowance for Uncollectible Accounts Receivable - Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future.  The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of the customer.  Future changes in the financial condition of a customer may require an adjustment to the allowance for uncollectible accounts receivable.

(c) Inventories and Related Allowance for Obsolete and Excess Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market value and have been reduced by an allowance for obsolete and excess inventories.  The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment, and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company believes no impairment charges need to be recorded as of March 31, 2005.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Part I, Item 2.  Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Form 10-QSB constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.  Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Some of the risks that should be considered include:

Page F- 15

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

(iii) As a result of our Burger Time business, we may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food, paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; decreases in the availability of affordable capital resources; and/or development and operating costs.

Other factors which may negatively impact the Company include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules; uninterrupted product supply; results of existing and future litigation and other risk factors referenced in this Form 10-QSB and in our annual report on Form 10-KSB for the year ended September 30, 2004.

Item 3.  Controls and Procedures

(a) Disclosure Controls and Procedures.  The Company’s Chief Executive Officer, Kenneth W. Brimmer, and Chief Financial Officer, Mark Buckrey, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

(b) Internal Control Over Financing Reporting.  There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

We are in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002.  The Securities and Exchange Commission recently adopted rules that delay our schedule for compliance with Section 404 until our fiscal year beginning October 1, 2005.  The regulatory agencies are continuing to study the issues surrounding compliance, particularly as it relates to smaller public companies.  We have done due diligence to understand the requirements and corresponding work necessary to successfully document our system of internal controls to the standards and satisfaction of third parties. The potential cost of compliance with Section 404 to our shareholders in relation to the benefits, may be significant.  In considering our compliance efforts, we believe that these additional costs and expenses will confirm the existence of an effective and functioning control system.

We intend to diligently pursue implementation and compliance with the Section 404 requirements.  We do not believe it is in our shareholders’ best interests to incur unnecessary outsized costs in this effort as we have an existing system of centralized review and controls over our three business units.  We also have an involved, hands-on senior management group with significant equity ownership in our company.  Consequently, we will make every effort to comply with the Section 404 requirements but also will attempt to minimize the expense of this effort.  As a result of this cautioned approach and the complexity of compliance, there is a risk that, notwithstanding our best efforts, we may fail to demonstrate a compliance program that fully meets the standards of Section 404 as interpreted by our independent accountants.

Page F- 16

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On May 9, 2005, Larry Rasmusson filed suit against the Company and Aspen Surgical Products, Inc. in the Hennepin County District Court of Minnesota.  In his complaint, Mr. Rasmusson seeks damages in excess of $50,000 relating to claims that the Company has breached a License Agreement dated April 1, 1990 between the Company and Mr. Rasmusson in connection with the sale by the Company on November 8, 2004 of its medical products group to Aspen Surgical Products, Inc.  The Company does not believe that Mr. Rasmusson's claims have merit and intends to vigorously defend against them.  However, the Company cannot be sure that it will prevail in this action and any adverse outcome could require the Company, among other things, to pay royalties or damages to Mr. Rasmusson. The Company does not believe it is currently possible to calculate the potential for, or the extent of, any liabilities resulting from this claim, if any.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its equity securities in the quarter covered by this report:

Issuer Purchases Of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2005	0		0
February 1 - February 28, 2005	0		0
March 1 - March 31, 2005	16,967	$5.09	16,967	158,033 shares
Total	16,967	$5.09	16,967	158,033 shares

(1)

On November 8, 2004, the Company announced that its board of directors had approved a stock repurchase program authorizing the Company to repurchase up to 175,000 shares of the Company’s common stock from time to time in open market transactions or in privately negotiated transactions.

Item 4.  Submission Of Matters To A Vote Of Security Holders

The Company’s Annual Meeting of Shareholders was held on January 31, 2005.  Of the 1,731,318 shares of common stock outstanding and entitled to vote at the meeting, 1,656,234 shares were present, either in person or by proxy.  The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting:

1.

To approve an amendment to the Amended Articles of Incorporation to change the name of the Company to “STEN Corporation.”

For:	1,653,747
Against:	115
Abstained:	2,372
Broker Non-Vote:	0

2.

To elect two directors to hold office as Class III directors for a three-year term or until their respective successors have been elected and shall qualify.

Nominee	Votes
Jeffrey A. Zinnecker	For:	1,653,254
	Withheld:	2,980
Allan D. Anderson	For:	1,653,194
	Withheld:	3,040

Kenneth W. Brimmer, Gary Copperud and Gervaise Wilhelm continued their respective terms as directors after the Annual Meeting.

Page F- 17

Item 6.  Exhibits:

(a)

Exhibits:

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32

Certification pursuant to 18 U.S.C. §1350

Page F- 18

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEN CORPORATION
Date: May 13, 2005	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2005	By: /s/ Mark Buckrey Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)

Page F- 19