Form 10QSB
period 2005-06-30
STEN CORP
filed 2005-08-15
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(763) 767-7217
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [x]  NO [  ]

At August 10, 2005, 1,703,183 shares of the issuer’s Common Stock were outstanding.

Page F- 1

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 2005 (unaudited) and September 30,
2004 (audited)

Consolidated Statements of Operations for the Three Months and Nine Months Ended
June 30, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2005 and 2004
(unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION:

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6	Exhibits

SIGNATURES

Page F- 2

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	September 30, 2004 (audited)
CURRENT ASSETS
Cash and cash equivalents	$3,832,044	$431,942
Accounts receivable, net	262,053	358,290
Inventories	732,424	803,528
Deferred income taxes	128,400	128,400
Current assets of discontinued businesses	0	6,129,564
Current portion of note receivable	336,192	0
Other current assets	264,378	252,086
Total Current Assets	5,555,491	8,103,810
PROPERTY AND EQUIPMENT, NET	3,754,027	3,837,055
OTHER ASSETS
Intangible assets, net	277,391	100,673
Notes receivable, net of current portion	783,333	0
Other assets of discontinued businesses	0	2,389,542
Assets of discontinued business held for sale	722,857	0
Net cash surrender value of life insurance	46,749	32,865
Total Other Assets	1,830,330	2,523,080
TOTAL ASSETS	$11,139,848	$14,463,945

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit payable to bank	$0	$1,440,921
Current portion of long-term debt	114,995	534,448
Accounts payable	425,613	500,856
Accrued payroll and related taxes	171,537	248,920
Other accrued expenses	36,690	210,244
Liabilities of discontinued businesses	713,972	1,209,909
Total Current Liabilities	1,462,807	4,145,298
LONG-TERM LIABILITIES
Long-term debt, net of current portion	2,764,451	3,785,063
Deferred income taxes	117,000	117,000
Total Liabilities	4,344,258	8,047,361
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares authorized, 5,000,000 undesignated shares authorized, 1,770,251 and 1,800,318 common shares issued and 1,703,183 and 1,731,318 outstanding	17,032	17,313
Additional paid-in capital	3,151,429	3,445,774
Retained earnings	3,627,129	3,112,908
Deferred compensation	0	(159,411)
Total Stockholders’ Equity	6,795,590	6,416,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,139,848	$14,463,945

See accompanying notes to consolidated financial statements.

Page F- 3

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004

Sales, net	$2,133,762	$454,410	$5,943,429	$1,651,828

Cost of goods sold	1,920,078	362,254	5,391,775	1,408,974
Gross profit	213,684	92,156	551,654	242,854

Selling, general and administrative expenses	238,449	88,656	565,750	290,550
Income (loss) from operations	(24,765)	3,500	(14,096)	(47,696)

Other income (expense)
Interest expense, net of $1,028 and $6,756 of interest income for the three and nine months ended	(4,379)	0	(12,217)	0
Total other income (expense)	(4,379)	0	(12,217)	0

Income (loss) from continuing operations before income taxes	(29,144)	3,500	(26,313)	(47,696)

Benefit from income taxes	(31,206)	0	(9,200)	0

Income (loss) from continuing operations	2,062	3,500	(17,113)	(47,696)

Income (loss) from discontinued operations of $1,179,722 for the nine months ended (including a gain on disposal of the Medical Products Group of $1,504,258 and a loss on disposal of Emergency Oxygen Service Business of $(324,536)).	(512,425)	105,317	969,108	131,937

Provision for (benefit from) income taxes from discontinued operations	(150,000)	30,250	437,774	21,250

Income (loss) from discontinued operations	(362,425)	75,067	531,334	110,687

Net Income (loss)	$ (360,363)	$ 78,567	$ 514,221	$ 62,991

Income (loss) from continuing operations per share
Basic	$.00	$.00	$(.01)	$(.03)
Diluted	$.00	$.00	$(.01)	$(.03)

Income (loss) from discontinued operations per share
Basic	$(.21)	$.04	$.31	$.07
Diluted	$(.21)	$.03	$.29	$.06

Net income (loss) per share
Basic	$(.21)	$.05	$.30	$.04
Diluted	$(.21)	$.04	$.28	$.03

Weighted average common and common equivalent shares outstanding
Basic	1,710,685	1,738,618	1,722,887	1,738,527
Diluted	1,710,685	1,847,950	1,831,553	1,865,633

See accompanying notes to consolidated financial statements.

Page F- 4

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	June 30,
	2005	2004

Cash flows from operating activities:
Net Income (loss)	$ 514,221	$ 62,991
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	269,034	76,420
Compensation expense related to non-employee stock options	7,784	55,185
Loss from operations of discontinued operations	210,614	131,937
Gain on Sale of Medical Products and Emergency Oxygen Service Groups	(1,179,722)	0
Changes in certain assets and liabilities:
Accounts receivable	96,237	408,721
Inventories	84,079	138,705
Other current assets	(12,292)	(60,275)
Accounts payable	(75,243)	44,163
Accrued payroll and related taxes	(77,383)	89,114
Other accrued expenses	(173,554)	35,930
Net cash flows from operating activities	(336,225)	982,891

Cash flows from investing activities:
Purchase of assets of SOS International	0	(2,700,000)
Purchase of assets of Barry Medical Products	(50,000)	0
Purchase of franchise license of Hot ‘N Now	(175,000)	0
Purchases of property and equipment	(867,242)	(54,281)
Purchase of intangibles	(12,059)	(10,000)
Proceeds from sale of Medical Products Group	6,000,000	0
Payment received on notes receivable	80,475	0
Proceeds from sale of Emergency Oxygen Service Business	2,450,000	0
Change in cash surrender value of life insurance	(13,884)	28,486
Net cash flows from investing activities	7,412,290	(2,735,795)

Cash flows from financing activities:
Net increase (decrease) in line of credit, bank	(1,440,921)	1,197,034
Proceeds from long-term debt	2,055,000	1,500,000
Payments on long-term debt	(3,687,065)	(682,467)
Repurchase of common shares	(144,599)	0
Proceeds from exercise of stock purchase warrants	1,600	2,400
Payments on capital lease obligation	0	(4,681)
Net cash flows from financing activities	(3,215,985)	2,012,286

Net cash used in discontinued operations	(459,978)	(1,418,561)

Net increase (decrease) in cash and cash equivalents	3,400,102	(1,159,179)

Cash and cash equivalents-beginning of period	431,942	1,762,819
Cash and cash equivalents-end of period	$ 3,832,044	$ 603,640

Supplemental cash flow information:
Cash paid for interest	$ 18,973	$ 0

Noncash investing and financing activities:
Noncash in connection with purchase of Barry Medical
Inventory	$ 12,975	$ 0
Property and equipment	31,280	0
Intangibles	125,000	0
Goodwill	72,745	0
Note payable	(192,000)	0
Notes receivable in connection with sale of discontinued businesses	1,200,000	0

See accompanying notes to consolidated financial statements.

Page F- 5

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 AND 2004

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

Discontinued Operations – On November 8, 2004, we sold substantially all of the assets relating to our medical products manufacturing and distribution business, our “Medical Products Group,” to Aspen Surgical Products, Inc. (“Aspen”).  On June 30, 2005, we sold substantially all of the assets relating to our emergency oxygen service business (the “Emergency Oxygen Service Business”) to Life Safe Services, LLC.  In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of the Medical Products Group and the Emergency Oxygen Service Business and these results are presented on a historical basis as a separate line in our income statements and balance sheets entitled “Discontinued Businesses or Discontinued Operations.”  All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations.  See Note 13 in the Notes to Unaudited Consolidated Financial Statements.

Note 2.  Significant Accounting Policies

Principles of Consolidation – Effective February 2, 2005, we changed our name to STEN Corporation (“STEN”) from Sterion Incorporated (“Sterion”).  The consolidated financial statements include the accounts of STEN Corporation and its subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.), LifeSafe Services, Inc. (“LifeSafe”), as of November 26, 2003, Burger Time Acquisition Corporation (“BTAC”), as of July 1, 2004 and BTAC Properties, Inc (“BTAC Properties”), as of May 1, 2005.  All significant intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable – Accounts receivable are shown net of an allowance for doubtful accounts of approximately $5,000 and $35,000 at June 30, 2005 and September 30, 2004, respectively.

Amortization – Intangible assets are being amortized over their estimated useful lives using the straight-line method.

Page F- 6

Notes Receivable – Notes receivable consists of $419,525 due from Aspen related to the sale of our Medical Products Group.  The note is unsecured and bears interest at 4.75% per annum.  Aspen is obligated to repay the Aspen Note in six equal quarterly installments of $83,333 beginning on May 8, 2005 until August 8, 2006.  Notes receivable also includes $700,000 due from Life Safe, LLC related to the purchase of our Emergency Oxygen Service Business, which is in the form of a subordinated promissory note personally guaranteed by Patrick Hoene and Christine Hoene.  The Life Safe Note bears interest at a rate of 7.25% per annum.  The Life Safe Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42.  Our rights under the LifeSafe Note are subordinate to those of the Buyer’s senior lender.

Debt Issuance Costs – Debt issuance costs are amortized over the life of the loan using the straight-line method.  On May 10, 2005, we completed a mortgage financing relating to real estate used by our subsidiary, Burger Time Acquisition Corporation.  In the course of closing the mortgages, we incurred costs of $87,734.  These mortgage costs are being amortized over of the life of the notes (15 years) and accordingly, we expensed $975 for the quarter ended June 30, 2005.  Amortization expense related to the debt issuance cost was $975 and $8,570 for the nine months ended June 30, 2005 and 2004 and $0 and $20,417 for the three months ended June 30, 2005 and 2004.  At the time of the sale to Aspen, we repaid all borrowings under the credit facility existing at that time and the borrowing arrangement was cancelled.  The remaining unamortized debt issuance cost of $142,236 was expensed in the three months ended December 31, 2004 and is reflected in the gain from discontinued operations (Note 13).

Income Taxes – We have adopted Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes,” under which deferred income tax assets and liabilities are recognized for the temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws.  These temporary differences include depreciation and accruals.  Accrued income taxes related to the sale of our discounted businesses are reflected as a liability of discontinued business.

Research and Development – We expense all costs related to product research and development as incurred.  Research and development expense was $0 and $20,750 for the three months ended June 30, 2005 and 2004, respectively, and $769 and $49,557 for the nine months ended June 30, 2005 and 2004.

Assets of Discontinued Business Held For Sale – As a part of the sale of our Medical Products Group in November 2004, we are pursuing the sale of our building located in Ham Lake, Minnesota.  The building includes our former manufacturing and distribution facility and our corporate headquarters.  Accordingly, we have reflected the carrying value of the building as an asset of discontinued business held for sale as of June 30, 2005.  As a result, we have discontinued recording depreciation on the building.  We believe that the current market value of the building, less costs to sell, is in excess of its carrying value.

Common Stock Purchase Warrants - In connection with a registered offering that was completed in October 2000, we issued warrants to purchase common stock.  At June 30, 2005, there were outstanding common stock purchase warrants to purchase 369,893 shares at $4.00 per share.  On May 11, 2005, our Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2008 at 5:00 p.m. Minneapolis time.  There was not an accounting charge related to the extension of the warrants.

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

Page F- 7

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 as an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation.  The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for interim periods beginning after December 15, 2002.  We adopted the annual disclosure provision of SFAS No. 148 during the year ended September 30, 2003.  We have currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net Income (loss):
As reported	$ (360,363)	$ 78,567	$ 514,221	$ 62,991
Pro forma	$ (391,457)	$ 42,077	$ 437,006	$ (68,832)
Net Income (loss) per share basic:
As reported	$ (0.21)	$ .05	$ 0.30	$ .04
Pro forma	$ (0.23)	$ .02	$ 0.25	$ .04
Net Income (loss) per share diluted:
As reported	$ (0.21)	$ .04	$ 0.28	$ 0.03
Pro forma	$ (0.23)	$ .02	$ 0.24	$ (0.04)

Stock based compensation:
As reported	$ 0	$ 22,912	$ 7,784	$ 55,185
Pro forma	$ 31,094	$ 36,490	$ 77,215	$ 131,823

The pro forma amounts may not be representative of the effects on reported net income (loss) for future years.  The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Three Months Ended June 30		Nine Months Ended June 30
	2005	2004	2005	2004
Risk free interest rate	5.75%	N/A	5.75%	5.00%
Expected life of options granted	5 years	N/A	3-5 years	3-5 years
Expected volatility range	50.00%	N/A/	50.00%	50.00%
Expected dividend yield	0.00%	N/A	0.00%	0.00%

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

Page F- 8

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

In June 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Reclassifications – In addition to the adjustment to accounts to properly reflect discontinued operations, certain accounts in the prior year’s quarterly consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter’s consolidated financial statements.  The reclassifications had no effect on consolidated net income (loss) or stockholders’ equity.

Note 3.  Inventories

Inventories consist of products related to our contract manufacturing operations, restaurant food and paper supplies and are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Inventories consisted of the following at:

	June 30, 2005	September 30, 2004

Raw materials	$536,025	$481,832
Work in process	138,626	279,961
Finished goods	57,773	41,735
Total Inventories	$732,424	$803,528

Page F- 9

Note 4.  Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding for the reporting period.  Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.  Options totaling 315,500 and 306,500 shares were excluded from the computation of diluted earnings per share for the three months and nine months ended June 30, 2005 as their effect was anti-dilutive.  For the periods ending June 30, 2005, options reflecting 0 and 108,666 shares of common stock, respectively, were included in the weighted average share calculation.

	Three Months Ended,		Nine Months Ended,
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Income from continuing operations	$ 2,062	$ 3,500	$ (17,113)	$ (47,696)
Income (loss) from discontinued operations	(362,425)	75,067	531,334	110,687
Net income (loss)	(360,363)	78,567	514,221	62,991

Net income (loss) per share – basic
Weighted average shares outstanding	1,710,685	1,738,618	1,722,887	1,738,527

Net income (loss) from continuing operations per share	$ .00	$ .00	$ (.01)	$ (.03)

Net income (loss) from discontinued operations per share	$ (.21)	$ .04	$ .31	$ .07

Net income (loss) per share – basic	$ (.21)	$ .05	$ .30	$ .04

Net income (loss) per share – diluted

Weighted average shares outstanding	1,710,685	1,738,618	1,722,887	1,738,527
Effect of diluted securities	0	109,332	108,666	127,106
Weighted average shares outstanding	1,710,685	1,847,950	1,831,553	1,865,633

Net income (loss) from continuing operations per share-diluted	$ .00	$ .00	$ (.01)	$ (.03)

Net income (loss) from discontinued operations per share-diluted	$ (.21)	$ .03	$ .29	$ .06

Net income (loss) per share – diluted	$ (.21)	$ .04	$ .28	$ .03

Note 5.  Income Taxes

We recorded a benefit from income taxes of $31,206 and $0 relating to income from continuing operations for the three months ended June 30, 2005 and June 30, 2004, respectively.  We recorded a provision for income taxes of $9,200 and $0 relating to income from continuing operations for the nine months ended June 30, 2005 and June 30, 2004, respectively.  We recorded a benefit from income taxes of $150,000 and a provision for income taxes of $30,250 relating to the discontinued operations for the three months ended June 30, 2005 and 2004, respectively.  For the nine month periods ending June 30, 2005 and 2004 the tax provision related to discontinued operations was $437,774 and $21,250, respectively.

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

Our deferred tax asset as of June 30, 2005 and September 30, 2004 was $128,400.  The deferred tax liability as of June 30, 2005 and September 30, 2004 was $117,000.

Page F- 10

Note 7.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	June 30, 2005		September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$100,000	$ 8,329	$100,000	$2,499	120
Franchise Agreements	187,059	4,511	0	0	84
Other intangibles	3,172	0	3,172	0	60

Total	$290,231	$12,840	$103,172	$2,499

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 7.98 years).  Amortization of intangible assets was $5,342 and $39,926 for the three months ended June 30, 2005 and 2004, and $10,341 and $0 for the nine months ended June 30, 2005 and 2004, respectively.  Estimated amortization expense of intangible assets for the years ending September 30, 2005, 2006, 2007, 2008, and 2009 are $14,523, $37,357, $37,357, $37,357 and $37,357, respectively.

Note 8.  Line of Credit, Bank

During January 2005, we entered into a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit is subject to a defined borrowing base.  Amounts outstanding are due on January 1, 2006 and bear interest at prime plus .5% (6.25% at June 30, 2005).  The line of credit is collateralized by substantially all of our current assets.  At June 30, 2005 there were no borrowings outstanding under this agreement and the Company had the entire amount available under the borrowing base formula.

Note 9.  Long-term Debt

On May 9, 2005 and May 10, 2005, we completed a mortgage financing relating to eight parcels of real estate used by our subsidiary, Burger Time Acquisition Corporation (“BTAC”), in BTAC’s operation of a chain of fast-food, drive-thru restaurants under the Burger Time name.

To facilitate the mortgage financing, we created a wholly-owned subsidiary, BTAC Properties, Inc., a Minnesota corporation (“BTAC Properties”) and transferred to BTAC Properties eight parcels of real estate located in Minnesota and North Dakota.

On May 9, 2005, BTAC Properties received $995,000 relating to the North Dakota properties and on May 10, 2005, BTAC Properties received $1,060,000 relating to the Minnesota properties from StanCorp Mortgage.  In consideration of these loans, BTAC Properties issued two promissory notes to the Lender, one in the amount of $995,000 and one in the amount of $1,060,000.  Kenneth W. Brimmer, our Chief Executive Officer and a director, and Gary Copperud, our director, are also joint and several borrowers with BTAC Properties on the Notes.  Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the Notes.  The participation of Messrs. Brimmer and Copperud in the Notes transaction was approved by our Audit Committee.  To facilitate the payment by BTAC Properties of the obligations under the Notes, BTAC and BTAC Properties have entered into lease for each of the eight properties.  The rent amounts to be paid by BTAC to BTAC Properties under the leases have been assigned to the Lender for repayment of amounts owed under the Notes.

The Notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621, with the final payment due June 1, 2020.  The obligations of the Notes are secured by a mortgage, assignment of rents, security agreement and fixture filing in favor of the Lender on each of the eight properties.

Page F- 11

In November 2003, we entered into a five-year term loan in the amount of $1,500,000 with Citizens Independent Bank.  The terms of the loan required monthly principal and interest payments of approximately $27,900 at an interest rate of prime plus 0.5% (5.25% at September 30, 2004).  The loan was collateralized by substantially all of our assets.  We were not in compliance as of September 30, 2004 on loan covenants relating to working capital and tangible net worth and we obtained a waiver of these covenants.  No consideration was paid for the waiver obtained.  The term note was paid in full in November 2004.  Long-term debt consisted of the following:

	June 30, 2005	September 30, 2004
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,175 including interest at 8.5%, due February 2011, collateralized by building and land held for sale.	$ 824,446	$ 844,094
Note payable to Citizens Independent Bank – paid in full on November 8, 2004.	0	1,247,439
Note payable to former owner of LifeKit.com. Paid in full on June 30, 2005.	0	127,978
Note payable to Barry Medical Corporation. Paid in full on June 30, 2005.	0	0
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $9,089 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Elk River, Waite Park, Moorhead and Detroit Lakes.	1,060,000	0
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,532 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Minot, Grand Forks, Bismarck and Fargo.	995,000	0
Note payable to Burger Time Corporation – paid in full on November 8, 2004.	0	100,000
Contracts for deed due to Burger Time Corporation – paid in full on November 8, 2004.	0	2,000,000
Totals	2,879,446	4,319,511
Less current portion	(114,995)	(534,448)
Long-term portion	$ 2,764,451	$ 3,785,063

Note 10.  Segment Reporting

We report our results in two business segments: Corporate and Contract Manufacturing, and BTAC.  The Corporate and Contract Manufacturing segment includes our manufacturing operations related to the production of sterilization containers and filters and sale to a single customer.  The Burger Time Acquisition Corporation (BTAC) business segment is a chain of fast food restaurants that we acquired effective July 1, 2004.  We have identified these business segments based on the fact that each segment is involved in a different type of industry, sells different types of products or services and each segment has distinct customers.

The following table set forth certain financial information for each of our business segments described above for the three and nine months ended June 30, 2005 and 2004.  (Corporate and contract manufacturing identifiable assets also includes the identifiable assets related to discontinued businesses.)

Page F- 12

	Corporate and Contract Manufacturing	BTAC	Total

Three months ended June 30, 2005
Revenues	$ 294,078	$ 1,839,684	$ 2,133,762
Income (loss) from operations	(143,443)	118,678	(24,765)
Identifiable assets	5,731,455	5,408,393	11,139,848
Depreciation and amortization	24,987	91,059	116,046
Capital expenditures	22,192	130,021	152,213

Three months ended June 30, 2004
Revenues	$ 454,410	$ 0	$ 454,410
Income from operations	3,500	0	3,500
Identifiable assets	11,740,952	0	11,740,952
Depreciation and amortization	11,623	0	11,623
Capital expenditures	0	0	0

Nine months ended June 30, 2005
Revenues	$ 1,586,020	$ 4,357,409	$ 5,943,429
Income (loss) from operations	(78,016)	63,920	(14,096)
Identifiable assets	5,731,455	5,408,393	11,139,848
Depreciation and amortization	50,881	218,153	269,034
Capital expenditures	23,962	843,280	867,242

Nine months ended June 30, 2004
Revenues	$ 1,651,828	$ 0	$ 1,651,828
Income (loss) from operations	(47,696)	0	(47,696)
Identifiable assets	11,740,952	0	11,740,952
Depreciation and amortization	76,420	0	76,420
Capital expenditures	54,281	0	54,281

Note 11.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares replacing a repurchase program originally adopted in September 2001.  We purchased a total of 11,568 shares of common stock for a cost of $58,114 during the quarter ended June 30, 2005 and 28,535 shares of common stock for a cost of $144,600 for the nine months ended June 30, 2005.  The Company cancelled 30,651 shares in the third quarter ended June 30, 2005.

Note 12.  Acquisitions and Disposition of Assets

Hot ‘N Now – On March 3, 2005, our Burger Time Acquisition Corporation completed the purchase of certain assets of the former franchisor of Hot ‘N Now restaurants in a transaction approved by the United States Bankruptcy Court for the Western District of Michigan.  The assets acquired include the Hot ‘N Now franchise, all Hot ‘N Now franchise agreements and all royalties and other franchise fees now due and owing.  Among other things, the acquired rights also include the Hot ‘N Now name and tradename.  There are currently 14 franchisee locations of Hot ‘N Now all operating in the State of Michigan.  The purchase price paid was $175,000 for the franchise license.  We are in the process of negotiating new agreements with the 14 Hot ‘N Now locations.  The purchase price of $175,000 was allocated to the franchise license acquired based on the estimated fair value as of the acquisition date.  The franchise license is included in intangible assets on our balance sheet.

Barry Medical – On January 3, 2005, our LifeSafe subsidiary purchased from Barry Medical Corp. (“Seller”) substantially all of Seller’s assets for $242,000 plus the assumption of certain liabilities.  The assets purchased related to Seller’s business of buying, leasing, selling, servicing and training customers in the use of emergency oxygen equipment and defibrillator units as the sole, exclusive franchisee of SOS in Connecticut and a representative of Oxygen Therapy Institute, Inc. in the states of Massachusetts, New Hampshire, Rhode Island and Vermont.  In connection with the purchase, the former owner entered into a noncompete agreement with LifeSafe.

Page F- 13

The acquisition of assets including inventory of $12,975, leased oxygen tanks of $31,280, covenant not to compete of $50,000, customer lists of $75,000, goodwill of $72,745 were accounted for under the purchase method of accounting and, accordingly, at the time of the purchase, the purchase price was allocated to assets acquired based on the estimated fair value as of the acquisition date.

LifeKit – On July 9, 2004, through our LifeSafe subsidiary, we purchased for $287,000 substantially all of the assets of LifeKit.com, a California business offering web based emergency/disaster recovery kit business.  In connection with the purchase, we entered into a noncompete agreement with the former sole owner of the business in favor of LifeSafe.  The purchase was pursuant to a Business Transfer Agreement dated July 9, 2004 between LifeSafe and LifeKit.  The assets purchased from LifeKit.com were included in our sale of the Emergency Oxygen Service Business on June 30, 2005.

The acquisition of assets included a covenant not to compete of $100,000, customer lists of $100,000, assignment of contract of $60,000 and domain and trade name of $27,000 were accounted for under the purchase method of accounting and, accordingly, at the time of the purchase, the purchase price was allocated to assets acquired based on the estimated fair value as of the acquisition date.

Burger Time – On July 1, 2004, our BTAC subsidiary completed the purchase of substantially all of the assets of Burger Time Corporation (“Burger Time”) relating to Burger Time’s fast food restaurant business operated under the same name.

The purchase was pursuant to a Business Transfer Agreement dated as of July 1, 2004 between BTAC and Burger Time.  The purchase price for the assets was $3,064,950.  Of the purchase price consideration, BTAC paid $764,950 in cash from working capital obtained from us and BTAC agreed to pay $2,000,000 through Contracts for Deed on ten parcels of real estate.  In November 2004, all debt related to the Burger Time purchase was paid in full.

The obligations under the Contracts for Deed and Promissory Note(s) were guarantied by Gary Copperud, one of our directors, pursuant to a Personal Guaranty.  Mr. Copperud received no consideration from us or BTAC in exchange for his guaranty, which was approved by our Audit Committee.

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

SOS International – On November 26, 2003, we completed the purchase for $2.7 million, through our LifeSafe subsidiary, of certain assets and assumed certain liabilities of SOS International, Inc. (“SOS”) from its parent corporation, Complient Corporation (“Complient”).  Included in the assets purchased were certain intangible assets such as the rights of SOS under its franchise agreement and its customer lists.  Included in the liabilities assumed was the assumption by LifeSafe of service obligations to existing SOS customers.  This business was sold on June 30, 2005 as part of the disposal of the Emergency Oxygen Service Business.

Page F- 14

Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” requires that all business combinations after June 30, 2001 be accounted for under the purchase method of accounting.  The acquisition of assets and assumed liabilities of oxygen leasing and servicing business of SOS were accounted for under the purchase method of accounting and, accordingly, at the time of the purchase, the purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date.  The following table is a condensed balance sheet summarizing the amounts assigned to the assets acquired and liabilities assumed:

SOS
Accounts receivable	$ 372,791
Inventories	23,360
Property and equipment	2,293,960
Intangibles	963,000
Liabilities assumed	(953,111)
Net purchase price	$ 2,700,000

Pro forma Results – The accompanying unaudited pro forma condensed consolidated results of operations for the three and nine months ended June 30, 2005 are presented to give effect to the Burger Time acquisition described above as if such transactions had occurred on October 1, 2003, the first day of our 2004 fiscal year.

The unaudited pro forma information does not purport to represent what our results of operations would actually have been if such transactions in fact had occurred at such date or to project our results of future operations.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2005	2004	2005	2004

Sales, net	$ 2,133,762	$ 1,936,553	$ 5,943,429	$ 5,351,254

Income (loss) from operations	(24,765)	253,113	(14,096)	96,335

Net (loss) income from continuing operations	2,062	164,523	(17,113)	62,618

Net income from continuing operations per share:
Basic	$ .00	$ .09	$ (.01)	$ .04
Diluted	$ .00	$ .09	$ (.01)	$ .03

Note 13.  Discontinued Operations

On June 30, 2005, we and our wholly-owned subsidiary, LifeSafe Services, Inc. completed the sale to Life Safe Services, LLC (the “Buyer”) of assets related to our Emergency Oxygen Service Business including the LifeSafe and LifeKit product lines.  Life Safe Services, LLC is controlled by Patrick Hoene and Christine Hoene.  The sale was made pursuant to an Asset Purchase Agreement dated June 30, 2005 by and among STEN, LifeSafe and the Buyer.

The purchase price for the assets was $3,150,000 plus the assumption by the Buyer of certain liabilities, subject to downward adjustment if the working capital, as defined, of the transferred business is determined to be less than $730,000 on June 30, 2005.  We will pay any adjustment to the purchase price, as a result of working capital, in cash within 15 days of the parties’ determination of such amount which will occur 45 days following closing.  Of the purchase price, $2,450,000 was paid in cash at closing and $700,000 was paid by delivery of a subordinated promissory note personally guaranteed by Patrick Hoene and Christine Hoene.  The Note bears interest at a rate of 7.25% per annum.  The Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42.  Our rights under the Note are subordinate to those of the Buyer’s senior lender.

Additionally, in connection with the closing of the sale, each of STEN and LifeSafe entered into a Non-Competition and Non-Solicitation Agreement, prohibiting either of them from competing with the Business during the period the Note remains current and outstanding, plus a period of two years following the final payment of the Note.

Page F- 15

Following the completion of the sale, we paid in full the remaining balances on our indebtedness relating to the Emergency Oxygen Service Business, including $93,953 to the former owner of the LifeKit portion of the Emergency Oxygen Service Business and $167,355 to Barry Medical Corporation, the former owner of the Connecticut portion of the Emergency Oxygen Service Business.

We recorded $260,000 of estimated expenses for severance and other exit costs as a part of the sale of the Emergency Oxygen Service Business.  We made no payments for the quarter ended June 30, 2005 and the accrued amounts are summarized as follows:

Accrued Severance Costs
Beginning balance	$ 0
Estimated Expenses	35,000
Payments	(0)
Ending balance	$ 35,000

Other Exit Costs
Beginning balance	$ 0
Estimated transition expenses	75,000
Reserve for working capital requirement	150,000
Payments	(0)
Ending balance	$ 225,000

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Emergency Oxygen Service Business in the results from continuing operations.  The results of operations for this business have been reflected as discontinued operations.  The income (loss) from discontinued operations for the quarter and nine months ended June 30, 2005 and 2004 respectively, consist of the following:

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2004

Revenue, Net	$ 682,035	$ 556,025	$ 2,169,478	$ 902,220

Cost of Goods Sold	433,960	172,948	1,239,187	115,259

Gross Profit	248,075	383,077	930,291	786,961

Total operating expenses	335,964	295,389	958,314	574,028

Net (loss) income operations	(87,889)	87,688	(28,023)	212,933

Gain on sale of assets:
Sale Price	3,150,000		3,150,000
Less costs and expenses
Accounts Receivable	532,710		532,710
Inventories	205,319		205,319
Prepaids	22,836		22,836
Property and Equipment, net	2,014,485		2,014,485
Intangibles, net	1,182,024		1,182,024
Goodwill	60,198		60,198
Accounts Payable	(10,141)		(10,141)
Severance	35,000		35,000
Reserve related to working capital agreement	150,000		150,000
Deferred Revenue	(793,463)		(793,463)
Transaction, Legal, Transition and other	75,568		75,568
Total costs of sale	3,474,536		3,474,536
Net (loss) on sale before taxes	(324,536)		(324,536)
Income (loss) from discontinued operations before income taxes	$ (412,425)	$ 87,688	$ (352,559)	$ 212,933

On November 8, 2004, we completed the sale of certain assets and certain liabilities to Aspen Surgical Products, Inc., a Michigan corporation, relating to products comprising our Medical Products Group, including its disposable operating room support products, private-label products and the Surgidyne brand of surgical wound drainage products, and excluding the physical plant which is currently an asset held for sale.

The consideration for the sale transaction consisted of $6 million in cash paid at closing and $500,000 in the form of a promissory note.  In addition, we may receive additional proceeds based upon the total sales from the operations over the twelve months following the sale.  We recorded a gain on the sale of the assets of $1,504,258 ($951,484 net of tax).  The gain was calculated as the proceeds less $4,372,951 in net assets, $522,791 in transaction and shut down expenses (including employee severance costs, legal fees and other professional fees) and an estimate of $100,000 to cover any future costs.  Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities consisting primarily of accounts payable.

We recorded $522,791 of expenses for severance and other exit costs as a part of the sale of the Medical Products Group.  We made payments totaling $453,288 for the nine months ended June 30, 2005 and are summarized as follows:

Accrued Severance Costs
Beginning balance	$ 0
Estimated expenses	100,000
Payments	(81,695)
Ending balance	$ 18,305

Other Exit Costs
Beginning balance	$ 0
Estimate shut down expenses	50,000
Accrued legal, audit	50,000
Other expenses	322,791
Payments	(371,593)
Ending balance	$ 51,198

In connection with the Purchase Agreement, we also entered into a Transitional Services Agreement with Aspen.  Also in connection with the Purchase Agreement transactions, Mr. Kenneth Brimmer and Mr. Gary Copperud are providing Aspen certain services pursuant to an eighteen-month consulting agreement.  Mr. Brimmer is our Chief Executive Officer and a director and Mr. Copperud is our director.  We and Messrs. Brimmer and Copperud also entered into a non-competition agreement with Aspen.  Messrs. Brimmer and Copperud were each paid $250,000 by Aspen in connection with these agreements.  These payments were approved by our Audit Committee and our Board of Directors.

Page F- 16

In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group in the results from continuing operations.  The results of operations for this business have been reflected as discontinued operations.  The income (loss) from discontinued operations for the quarter and nine months ended June 30, 2005 and 2004 respectively, consist of the following:

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2004

Revenue, Net	$ 0	$ 1,785,927	$ 710,574	$ 5,146,269

Cost of Goods Sold	0	1,077,287	470,320	3,038,248

Gross Profit	0	708,640	240,254	2,108,021

Total operating expenses	0	691,011	422,845	2,189,017

Net (loss) income operations	0	17,629	(182,591)	(80,996)

Gain on sale of assets:
Sale Price			6,500,000
Less costs and expenses
Accounts Receivable			927,376
Inventories			2,434,690
Prepaids			156,056
Property and Equipment, net			648,086
Intangibles, net			151,203
Deferred Debt issuance Costs			142,236
Goodwill			355,563
Accounts Payable			(342,259)
Severance			100,000
Transaction, Legal, Transition and other	100,000		422,791
Total costs of sale	100,000		4,995,742
Net gain on sale before taxes	(100,000)		1,504,258
Income (loss) from discontinued operations before income taxes	$ (100,000)	$ 17,629	$ 1,321,667	$ (80,996)

Page F- 17

The table below is a consolidation of the Emergency Oxygen Service Business and the Medical Product Groups.  In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group and Emergency Oxygen Service Business in the results from continuing operations.  The results of operations for this business have been reflected as discontinued operations.  The income (loss) from discontinued operations for the quarter and nine months ended June 30, 2005 and 2004 respectively, consist of the following:

	For the Three Months Ended June 30, 2005	For the Three Months Ended June 30, 2004	For the Nine Months Ended June 30, 2005	For the Nine Months Ended June 30, 2004

Revenue, Net	$ 682,035	$ 2,341,952	$ 2,880,052	$ 6,048,489

Cost of Goods Sold	433,960	1,250,236	1,709,507	3,153,507

Gross Profit	248,075	1,091,717	1,170,545	2,894,982

Total operating expenses	335,964	986,400	1,381,159	2,763,045

Net (loss) income operations	(87,889)	105,317	(210,614)	131,937

Gain on sale of assets:
Sale Price	3,150,000		9,650,000
Less costs and expenses
Accounts Receivable	532,710		1,460,086
Inventories	205,319		2,640,009
Prepaids	22,836		178,892
Property and Equipment, net	2,014,485		2,662,571
Intangibles, net	1,182,024		1,333,227
Deferred Debt issuance Costs	0		142,236
Goodwill	60,198		415,761
Accounts Payable	(10,141)		(352,400)
Severance	35,000		135,000
Reserve related to working capital agreement	150,000		150,000
Deferred Revenue	(793,463)		(793,463)
Transaction, Legal, Transition and other	175,568		498,359
Total costs of sale	3,574,536		8,470,278
Net gain on sale before taxes	(424,536)		1,179,722
Income (loss) from discontinued operations before income taxes	$ (512,425)	$ 105,317	$ 969,108	$ 131,937

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

STEN Corporation (“STEN” or “we”) was known as Sterion Incorporated until January 31, 2005 and prior to January 2002, we were known as Oxboro Medical, Inc.  We are a diversified business and our results reflect the impact of recent acquisitions and significant divestitures.  Historically, our principal business was manufacturing and marketing medical products, the “Medical Products Group”.  During the quarter ended December 31, 2004, we sold assets and certain liabilities relating to the Medical Products Business to Grand Rapids, Michigan-based Aspen Surgical Products, Inc. (“Aspen”) for $6 million in cash and a $500,000 note receivable.  During the quarter ended June 30, 2005, we sold our Emergency Oxygen Service Business also referred to as our LifeSafe business to private investors for $3,150,000, subject to final adjustment.  The asset sales reflects our strategic decision to focus our management attention and resources on businesses we believe will provide better opportunities to grow value for our shareholders.  Our former businesses are being accounted for in the accompanying unaudited consolidated financial statements as discontinued operations – See Note 13.  We continue to manufacture the products for STERIS Corporation under a manufacturing agreement and this comprises our “Contract Manufacturing Business”.  On July 1, 2004, our Burger Time Acquisition Corporation (“BTAC”) subsidiary completed the purchase of the assets and business operations of Burger Time. BTAC operates Burger Time, a chain of drive-thru, quick-service restaurants that focus on high-quality hamburgers offered at competitive prices.

Page F- 18

Results of Operations

For the Three Month Period Ended June 30, 2005 and June 30, 2004

Net sales from continuing operations consisting of BTAC and our contract manufacturing businesses for the three months ended June 30, 2005 increased 369.5% to $2,133,762 from $454,410 in the same period of the prior year.  This increase is due to the inclusion of operation from Burger Time, which was acquired in July 2004 and did not contribute to net sales during the nine months ended June 30, 2004.

For the three months ended June 30, 2005, our gross profit was $213,684 compared to $92,156 for the corresponding period in fiscal 2004.  Our gross profit percentage declined to 10.0% for the three months ended June 30, 2005 from 20.2% in the same quarter of 2004.  This decline was the result of the inclusion of Burger Time in June 30, 2005 results.  During the three months ended June 30, 2005, Burger Time’s gross profit percentage was 10.1% compared to 3.8% for the second quarter of fiscal 2005 and to an estimated average yearly gross profit percentage of approximately 7.3%.

Selling, general and administrative expenses for the three months ended June 30, 2005 increased $238,449 to $88,656 from the three months ended June 30, 2004.  This increase was principally the result of inclusion of Burger Time in June 30, 2005 results when selling, general and administrative expenses for this business were $0 for the corresponding period in 2004.

For The Nine Month Period ended June 30, 2005 and June 30, 2004

Net sales from continuing operations for the nine month period ended June 30, 2005 were $5,943,429, an increase of 259.8% compared to the nine month period ended June 30, 2004 net sales of $1,651,828.  This increase was mainly the result of BTAC contributing $4,357,409, or 80.8%, in net sales for the nine month period ended June 30, 2005 as compared to $0 for the corresponding period in 2004.  Net sales in the Contract Manufacturing business segment decreased slightly to $1,586,020, or 19.2%, for the nine month period ended June 30, 2005 compared to $1,651,827 for the same period in fiscal 2004.

Gross profit for the nine month period ended June 30, 2005 was $551,654 compared to $242,854 for the corresponding period in fiscal 2004.  Gross profit as a percent of net sales for the first nine months of fiscal 2005 and 2004 was 9.3% and 14.1%, respectively.  The increase in gross profit dollars and decrease in gross profit as a percent to net sales for the comparative nine month period ended June 30, 2005 and 2004 is the result of BTAC having an increasing impact on our overall performance.  Burger Time contributed $248,059 in gross profits earning a 5.7% gross profit for the nine months ended June 30, 2005.  As we continue to improve operations at this recently acquired Burger Time business we expect that the gross margins will improve.  We expect the impact of the Burger Time business to continue as the Burger Time business segments cycles through the full 2005 fiscal year.  Our Contract Manufacturing business segment’s gross profit percentage for the nine months ended June 30, 2005 was 20.2% or gross profit of $321,706.

The increase in Selling, General and Administrative (SG&A) expenses to $565,750 from $290,550 for the nine months ended June 30, 2005 and 2004, respectively, is principally the result of SG&A related to BTAC for the nine months ended June 30, 2005 compared to $184,139 and $0 for the corresponding period in fiscal 2004.  The remaining SG&A for the nine months ended June 30, 2005 of $381,611 relates to Corporate and Contract Manufacturing expenses.

Liquidity and Capital Resources

We have typically financed our operations through internal working capital and a bank line of credit.  Financing of our former Medical Products Group manufacturing and distribution facility has been through a long-term mortgage.  On May 10, 2005 we completed a permanent mortgage for several of our owned Burger Time properties during our third fiscal quarter in the total loan amount of $2,055,000 million.  We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and bank line of credit.  As of June 30, 2005, we had working capital of $4,092,684 as compared to $3,958,512 at September 30, 2004, and term debt of $2,879,446 at June 30, 2005 compared to $4,319,511 at September 30, 2004.  As of June 30, 2005, we had $3,832,044 in cash and cash equivalents compared to $431,942 at September 30, 2004.  During the three months ended December 31, 2004, we repaid our line of credit borrowings in the amount of $1,440,921, repaid the term loan with Citizens Independent Bank in the amount of $1,247,439 and fully paid the contract for deeds held by former owner of Burger Time, Burger Time Corporation, in the amount of $2,000,000.  The increase in working capital at June 30, 2005 compared to September 30, 2004 was the result of paying off the letter of credit and cash proceeds from sale of assets.

Page F- 19

The restaurant industry, in general, operates with a working capital deficit because most investments are in long-term restaurant operating assets.  The operation of our Burger Time business does not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness.  BTAC does not have significant levels of accounts receivable or inventory, and it receives credit from our trade suppliers.  Funds available from cash sales are not needed immediately to pay our trade suppliers and as we continue to grow our Burger Time business the cash from sales may be used for non-current capital expenditures.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated unaudited financial statements.  Our critical accounting policies and estimates are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates.  Our critical accounting policies include those related to (a) revenue recognition, (b) allowance for uncollectible accounts receivable, (c) inventories, (d) goodwill, intangible and other long-lived assets and (e) accounting for business combinations.

(a) Revenue Recognition and Shipping and Handling Costs – We recognize revenue in accordance with Staff Accounting bulletin No. 104 (SAB 104), “Revenue Recognition”.  SAB 104 required revenue to be recognized when all of the following are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectibility is reasonable assured.

We record sales revenue for the Contract Manufacturing business segment at the time all merchandise is shipped, contractual obligations have been substantially met and title and risk of loss have passed to the customer.  Revenues from the Burger Time business segment is recognized at the time the food is served.

We record amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs.”  Shipping and handling costs incurred by us related to the Medical Products Group are included in cost of goods sold.”

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

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We believe no impairment charges need to be recorded as of June 30, 2005.

(e) Accounting for Business Combinations - Goodwill and intangible assets represent the excess of consideration over the fair value of tangible net assets acquired.  Certain assumptions and estimates are employed by management in determining the fair value of assets acquired, including goodwill and other intangible assets, as well as determining the allocation of goodwill to the appropriate reporting unit.  In addition, we assess the recoverability of these intangibles by determining whether the fair values of the applicable reporting units exceed their carrying values.  The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry.  Actual results could differ from these assumptions and projections resulting in us revising our assumptions and, if required, recognizing an impairment loss.

Page F- 20

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q under “Part I, Item 2.  Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Form 10-QSB constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.  Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Some of the risks that should be considered include the following factors:

(i) We compete with numerous well established competitors in our Burger Time business having substantially greater financial resources and longer operating histories than us, which enables them to engage in substantial discounting as well as significant promotions.  While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

(ii) We need to continue to improve sales in all of our businesses if we are to achieve improved profitability.  Sales increases will depend, among other things, on the success of our promotion efforts and the success of other operating, sales and training initiatives, all of which are speculative.

(iii) Our Burger Time business may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food, paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; decreases in the availability of affordable capital resources; and/or development and operating costs.  In addition, while certain of our management has experience in the restaurant industry, we have little experience as an entity in operating restaurants.

Other factors which may negatively impact our business include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules; uninterrupted product supply; results of existing and future litigation and other risk factors referenced in this Form 10-QSB and in our annual report on Form 10-KSB for the year ended September 30, 2004.

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

We intend to diligently pursue implementation and compliance with the Section 404 requirements.  We do not believe it is in our shareholders’ best interests to incur unnecessary outsized costs in this effort as we have an existing system of centralized review and controls.  We also have an involved, hands-on senior management group with significant equity ownership in our company.  Consequently, we will make every effort to comply with the Section 404 requirements but also will attempt to minimize the expense of this effort.  As a result of this cautioned approach and the complexity of compliance, there is a risk that, notwithstanding our best efforts, we may fail to demonstrate a compliance program that fully meets the standards of Section 404 as interpreted by our independent accountants.

Page F- 21

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On May 9, 2005, the former Chairman and CEO of the Company, Larry Rasmusson, filed suit against the Company and Aspen Surgical Products, Inc. in the Hennepin County District Court of Minnesota.  In his complaint, Mr. Rasmusson seeks damages in excess of $50,000 relating to claims that the Company has breached a License Agreement dated April 1, 1990 between the Company and Mr. Rasmusson in connection with the sale by the Company on November 8, 2004 of its Medical Products Group to Aspen Surgical Products, Inc.  The Company does not believe that Mr. Rasmusson's claims have merit and intends to vigorously defend against them.  However, the Company cannot be sure that it will prevail in this action and any adverse outcome could require the Company, among other things, to pay damages to Mr. Rasmusson.  The Company does not believe it is currently possible to calculate the potential for, or the extent of, any liabilities resulting from this claim, if any.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its equity securities in the quarter covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
April 1 – April 30, 2005	0	0	0	0
May 1 – May 31, 2005	8,919	4.90	8,919	43,694
June 1 – June 30, 2005	2,649	4.89	2,649	12,953
Total	11,568	4.90	11,568	56,647

(1)

On November 8, 2004, the Company announced that its board of directors had approved a stock repurchase program authorizing the Company to repurchase up to 175,000 shares of the Company’s common stock from time to time in open market transactions or in privately negotiated transactions.

Item 5.

Other Information

On August 10, 2005, the Company entered into a purchase agreement with OLD Holdings, LLC for the sale of its property and facilities located at 13828 Lincoln Street N.E. for $1,600,000.  The Company intends to lease office space immediately following the closing of the purchase agreement and the transfer of the Ham Lake property.

Of the total purchase price, the purchaser has paid $25,000 in earnest money that will be returned to the purchaser if the agreement rightfully is terminated by either party or terminated pursuant to any contingency.  The purchaser has the right to terminate the purchase agreement at any time within 60 days of its execution and receive a full refund of the purchaser’s earnest money.  During this 60 day period, the purchaser has rights of rights of inspection, testing and review of the property.  The purchase agreement also contains representations and warranties by both parties regarding the property that are customary for a transaction o this type.  The closing of the purchase agreement and sale of the property after the 60 day period is subject to customary closing obligations such as the Company’s obligation to deliver marketable title.  Subject to the waiver or fulfillment of the conditions of the purchase agreement, the parties have agreed that the closing of the purchase agreement will occur on December 16, 2005.

Upon release by purchaser of the contingencies relating to inspection, testing and review of the property, the purchaser has the right to lease the property until December 16, 2005, subject to a three month extension of such termination date at the purchaser’s option.  The purchaser will be obligated to pay utilities, real estate taxes and insurance costs during the term of the lease.  The purchaser is not obligated to make any rental payment to the Company under the lease until after December 16, 2005, at which time the minimum rent will be $13,333 per month. If the purchaser remains in possession of the premises after the termination date without the execution of a new lease or the Company’s written consent, the purchaser will be deemed to be occupying the premises as tenant from month to month with the obligation to make the minimum monthly rental payments and other payments described above.

Page F- 22

Item 6.  Exhibits:

(a)

Exhibits:

10.1

Mortgage, Assignment of Rents, Security Agreement Fixture Filing dated as of April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company.

10.2

Note in the principal amount of $1,060,000 dated April 15, 2005 payable to Standard Insurance Company and made by BTAC Properties, Inc., Gary Copperud and Kenneth W. Brimmer.

10.3

Assignment of Lessor’s Interest in Leases dated as of April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company.

10.4

Mortgage, Assignment of Rents, Security Agreement Fixture Filing dated April 25, 2005 between BTAC Properties, Inc. and Standard Insurance Company.

10.5

Note dated April 25, 2005 in the principal amount of $995,000 payable to Standard Insurance Company and made by BTAC Properties Inc., Gary Copperud and Kenneth W. Brimmer.

10.6

Assignment of Lessor’s Interest in Leases dated as of April 25, 2005 between BTAC Properties, Inc. and Standard Insurance Company.

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32

Certification pursuant to 18 U.S.C. §1350.

Page F- 23

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEN CORPORATION
Date: August 12, 2005	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: August 12, 2005	By: /s/ Mark Buckrey Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)

Page F- 24