Form 10KSB
period 2005-09-30
STEN CORP
filed 2005-12-29
CIK 350557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2005

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                .

Commission File Number 0-18785

STEN CORPORATION

(Exact name of small business issuer as specified in its charter)

Minnesota	41-1391803
(State or other jurisdiction of incorporation	(IRS Employer Identification No.)
or organization)

10275 Wayzata Blvd S, Suite 310, Minnetonka, MN 55305

(Address of principal executive offices)

(952) 545-2776
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, Par Value $.01 Per Share

(Title of Class)

Three-Year Common Stock Purchase Warrant

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes      ☐   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐   Yes      ☒   No

State issuer’s revenues for its most recent fiscal year:   $8,358,447

Based upon the closing price of the issuer’s common stock as reported by The Nasdaq SmallCap Market, the aggregate market value of such common stock held by non-affiliates of the issuer as of December 22, 2005 was approximately $5,895,597.

As of December 22, 2005, the issuer had outstanding 2,128,727 shares of common stock, $.01 par value.

Documents Incorporated by Reference:    The information called for by Part III of this Form 10-KSB will be filed as an amendment to this Form 10-KSB not later than the end of the 120 day period following the end of the fiscal year covered by this report.

TABLE CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7.	CONSOLIDATED FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.	CONTROLS AND PROCEDURES
ITEM 8B.	OTHER INFORMATION

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.	EXHIBITS
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

Statements included in this Annual Report on Form 10-KSB, in our quarterly reports, in future filings by us with the Securities and Exchange Commission, in the Company’s press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,”  “anticipate” and similar expressions are intended to identify such forward-looking statements. Certain important factors could cause results to differ materially from those anticipated by some statements made herein and these statements are not predictions of actual future results.  Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in this Annual Report on Form 10-KSB, including those discussed under “Risks Related to Our Business,” as well as others not now anticipated. All such forward-looking statements, whether written or oral, and whether made by or on our behalf are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Introduction

Effective February 2, 2005, we changed our name to STEN Corporation (“STEN”) from Sterion Incorporated (“Sterion”).  We were incorporated in Minnesota in 1978 under the name Oxboro Medical International, Inc.  STEN is a diversified business.

Historically, our principal business was manufacturing and marketing medical products in a business we refer to as the “Medical Products Group.” We expanded the Medical Products Group with an acquisition in April 2001 of a line of surgical instrument sterilization containers and related disposable medical supplies, and we further expanded this business with an acquisition in January 2002 of a surgical wound drainage product line and with the acquisition in February 2002 of a wound closure product line. In May 2003, we sold the assets relating to our surgical instrument sterilization container business to STERIS Corporation (“STERIS”).  We manufacture these products for STERIS under a manufacturing agreement and this comprises our “Contract Manufacturing Business”. On November 8, 2004, we sold the remaining assets and certain liabilities of the Medical Products Business to Grand Rapids, Michigan-based Aspen Surgical Products, Inc. (“Aspen”) for $6 million in cash and a $500,000 note receivable. The assets sold in this transaction related to our disposable operating room support products, surgical wound drainage products, and our wound closure product line. Aspen also acquired the Sterion, Oxboro and Surgidyne brand names.

In November 2003, through our LifeSafe Services, Inc. (“LifeSafe”) subsidiary, we purchased certain assets and liabilities of SOS International, Inc. (“SOS”) relating to the business of leasing and servicing oxygen systems for emergency purposes.  In June 2004, we also purchased certain assets relating to a line of first aid kits for hurricane, emergency and disaster preparedness marketed under the LifeKit brand name.  The businesses comprised our Emergency Oxygen Business.  On June 30, 2005, we completed the sale to Life Safe Services, LLC of assets related to our Emergency Oxygen Business including the LifeSafe and LifeKit product lines for $2,450,000 in cash, a $700,000 note receivable plus the assumption by the Buyer of certain liabilities.

On July 1, 2004, through our Burger Time Acquisition Corporation (“BTAC”) subsidiary, we purchased the assets and business operations of a chain of restaurants operated under the Burger Time name. BTAC operates our thirteen-unit chain of drive-through quick-service restaurants focusing on high-quality hamburgers offered at competitive prices. In May of 2005, we completed a mortgage financing relating to eight parcels of real estate used by BTAC in its operation of the Burger Time restaurants.

The sale to of our Medical Products Group to Aspen and the sale of our Emergency Oxygen Business to Life Safe Services, LLC reflects our strategic decision to focus our management attention and resources on businesses we believe will provide better opportunities to grow value for our shareholders, including, but not limited to, our Contract Manufacturing Business and our Burger Time businesses.

In our fiscal year 2005 financial statements, we have accounted for the Medical Products Group and Emergency Oxygen Business segments as “Discontinued Operations.”

Principal Products and Distribution

In 2005, our business was divided into two areas: the business operations of STEN Corporation, which includes our corporate and Contract Manufacturing Business, and the business operations of BTAC, which includes our Burger Time restaurants. Our corporate offices are located in approximately 1,142 square feet of leased office space in Minnetonka, Minnesota. The Contract Manufacturing Business products are manufactured and distributed from a leased facility located in Jacksonville, Texas. The Texas facility is ISO 9002 certified.  Of the properties relating to our thirteen Burger Time restaurants, eleven are owned and two are leased.  The Burger Time properties are located in Minnesota, North Dakota, South Dakota and Iowa.

Purchasing

The raw materials used in our Contract Manufacturing Business are readily available from multiple sources. Burger Time purchases food, beverages and supplies from Company-approved suppliers. All products must meet our standards and specifications, and management monitors the quality of the food, beverages and supplies. All essential food and beverage products are available, or upon short notice and could be available from alternate qualified suppliers. Among other factors, profitability for our Burger Time business is dependent upon our ability to anticipate and react to changes in food costs. Various factors beyond our control, such as climate changes and adverse weather conditions, may also affect food costs.

Patents, Trademarks, and Licenses

Currently, we have no patents or registered trademarks relating to our STEN Corporation business or our Burger Time business.

Historically, we have not relied upon patents for protection of the intellectual property relating to our products or processes.  We had no patents relating to the products in our Medical Products Group or the Emergency Oxygen Business.  Further, we pursued only limited registrations for trademarks and license agreements in connection with the marketing of our Medical Products Group and Emergency Oxygen Business products and the intellectual property associated with these businesses was transferred to the respective buyers.

Competition

Each of our businesses is extremely competitive. In our Burger Time business we face direct competitors with substantially greater assets, marketing capability, and experience. Our Contract Manufacturing Business relies on the ability of our sole customer to market, sell and service to the end user.  We believe that in each of our businesses we must offer a competitive price, superior quality, reliability, and speed of order fulfillment to be competitive.

Our Burger Time restaurants compete in the quick-service restaurant industry, which is highly competitive with respect to price, concept, quality and speed of service, location, attractiveness of facilities, customer recognition, convenience and food quality and variety. The industry includes many quick-service chains, including national chains which have significantly greater resources to devote to advertising, product development and new restaurants, and which makes them less vulnerable to fluctuations in food, paper, labor and other costs. The quick-service industry is often significantly affected by many factors, including changes in local, regional or national economic conditions affecting consumer spending habits, demographic trends and traffic patterns, changes in consumer taste, consumer concerns about the nutritional quality of quick-service food and increases in the number, type and location of competing quick-service restaurants. We compete primarily on the basis of speed of service, price, value, food quality and taste. All of the major chains have increasingly offered selected food items and combination meals, including hamburgers, at temporarily or permanently discounted prices. Increased competition, additional discounting and changes in marketing strategies by one or more of these competitors could have an adverse effect on our sales and earnings.

Research and Development Expenditures

In the fiscal years ended September 30, 2005 and 2004, the Company spent $0 and $1,407, respectively, for research and development of medical products.

Government Regulation

The medical products included in our Medical Products Group and our manufacturing of those products was subject to regulations by the Food and Drug Administration (FDA) and the U.S. Department of Health and

Human Services and similar state agencies.  In addition, our sales and marketing practices relating to the Medical Products Group were subject to regulation by the U.S. Department of Health and Human Services, pursuant to federal anti-kickback laws, and was also subject to similar state laws. While we sold the Medical Products Group business in November 2004, we continue to be subject to regulation by the FDA, the U.S. Department of Health and Human Services and similar state agencies because we are a contract manufacturer of sterilization containers and associated materials.  Medical devices intended for human use are classified into three categories (Classes I, II and III). The amount of regulation varies dependant upon the classification.  Most of the Medical Products Group products, and the sterilization container products, were Class I products.  However, our Quality Management System was compliant with the requirements for Class I and Class II medical products.

The sterilization container products are also subject to regulation in foreign countries, including ISO 9000 certification, which is required to conduct business in the European Community and Canada. The sterilization container products have received ISO 9002 and ISO 13488 Certification and are also covered under a CE Certificate.  For our Contract Manufacturing Business we have continued to devote, significant financial and human resources to comply with the extensive regulations by the FDA and other government agencies.

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

If we fail to comply with the regulations applicable to our lines of business, we would be subject to administrative and criminal actions, which could have a material adverse effect on our business. Our operations may be affected with the passage of new legislation or court rulings with respect to existing legislation. Our continued compliance with all regulatory requirements may be costly.

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

Employees

As of September 30, 2005, we employed 3 full-time employees in the Minnetonka, Minnesota facility, 15 full-time employees in our Jacksonville, Texas facility and through our Burger Time restaurants we employed 26 full-time and 150 part-time employees. We have never had a work stoppage and none of our employees are currently represented under collective bargaining agreements. We consider relations with our employees to be good.

RISKS RELATED TO OUR BUSINESS

The following are important factors that could cause actual results, performance, or achievements to materially different from any future results, performance, or achievements expressed or implied by any forward-looking statement made by or on behalf of us.

Our arrangement with Site Equities and Paycenters presents significant risks to our business.  On November 22, 2005, we entered into an agreement with Las Vegas-based Site Equities International, Inc. (“Site Equities”) and its wholly-owned subsidiary, Paycenters, LLC (“Paycenters”) pursuant to which we agreed to loan Site Equities up to $2,000,000 to support Paycenters’ deployment of self-service financial services kiosks.  Pursuant to this agreement, we have the right to effect a merger with Site Equities at our option.  Paycenters is engaged in placing self-service kiosks in retail locations that are used to facilitate bill payments and other financial transactions for a fee.  The kiosk units are also expected to yield fee income from the sale of advertising.  Paycenters is a development-stage business and its business is subject to all of the significant risks associated with the development of a new business.

Risks to us associated with this transaction include the possibility that Site Equities may fail to repay the loan amounts when due; the collateral securing the debt to Site Equities may be insufficient for us to recoup amounts lent in the event of default; Site Equities’ use of the loan proceeds may not improve its operations, making it more difficult for Site Equities to repay the loan to us and making our merger option less attractive; the expenses associated with the transaction may exceed the benefits received by us; management’s time and attention may be diverted in evaluating Paycenters’ business to determine whether to proceed with the merger will occur on the terms negotiated or on any terms; and the anticipated benefits of any transaction with Site Equities and Paycenters may not materialize as expected, if at all.

Our evolving business plan has significant risks. The risks inherent in each of our businesses may affect us more acutely because our businesses are diverse. Over the past five years we have purchased and sold several business units. We may, in the future, also consider additional business opportunities, which may not necessarily be in industries in which we have prior experience or in any industry in particular and which may or may not have synergies with our existing businesses. As a result of the sale of our Medical Products Group in November 2004 and our LifeSafe business in June 2005, we are focusing our limited resources on our Burger Time and Contract Manufacturing Businesses, and have invested some of our resources in exploring other business ventures, such as the Paycenter’s business. While our Burger Time and Contract Manufacturing businesses share certain risks related to their small size in relation to industries characterized by numerous well established competitors who have substantially greater financial resources and longer operating histories, each of these businesses has many unique risks associated with it. To be successful with each of the Burger Time and Contract Manufacturing Business, we must successfully execute two distinct business plans at the same time. Given our limited management and lack of experience in each of these businesses, we believe it may be more difficult for us to succeed with such diverse businesses. A lack of focus on a single business activity together with the significant risk of failure that may occur in pursuing possible growth opportunities in these and new businesses, where we have limited executive management experience, may contribute to poor financial performance and significant losses for our shareholders.

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

Future growth in our Burger Time business will depend upon our ability to successfully open new restaurant locations. We presently plan to open one new Burger Time restaurants in fiscal 2006. Our success in opening any new units depends on numerous factors, many of which are beyond our control including: the hiring, training and retention of qualified management and other restaurant personnel; the ability to obtain necessary governmental permits and approvals; competition for desirable site locations; the availability of appropriate financing; and general economic conditions. Additionally, our ability to successfully open additional restaurants will depend upon a number of other factors, particularly the acceptance of the Burger Time concept in new markets, competition and market saturation. To manage our planned expansion, we must ensure the continuing adequacy of our existing systems and procedures, including our supply and distribution arrangements, restaurant management, financial controls and information systems. While we expect to modestly expand our Burger Time business, we cannot assure you that we will be able to identify favorable expansion opportunities, moreover, there is no assurance that we will be able to maintain the same-store sales growth in our existing units.

The capital resources required to develop our Burger Time business is significant. We estimate that the costs of developing and opening most of our future restaurants will range from $200,000 to $1,000,000 per restaurant. We may require additional equity or debt financing to open additional units beyond the planned restaurants. Our ability to open and successfully operate additional Burger Time restaurants will also depend upon the hiring and training of skilled restaurant management personnel and the general ability to successfully manage growth, including monitoring restaurants and controlling costs, food quality and customer service. Accordingly, there can be no assurance that we will be able to open new restaurants or that, if opened; those restaurants can be operated profitably.

Our success depends on our ability to compete with our major competitors. The foodservice industry is intensely competitive with respect to the quality and value of food products offered, concept, service, price, dining experience and location. In our Burger Time business, we compete with major restaurant chains, some of which dominate the quick-service restaurant industry. Our competitors also include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food stores, as well as supermarkets and convenience stores. In our Contract Manufacturing Business, we face competition from a variety of firms both large and small who offer similar contract manufacturing services.

In both our Burger Time and Contract Manufacturing Business, many of our competitors have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. Our competitors could also make changes to pricing or other marketing strategies. As our competitors expand operations or product offerings, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial condition and results of operations.

Consumer preferences and perceptions, seasonality and general economic conditions may have significant effects on our Burger Time business. Foodservice businesses are often affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. The performance of individual restaurants may be adversely affected by traffic patterns, demographics and the type, number and locations of competing restaurants. Restaurant performance may also be affected by adverse weather conditions, because a significant number of them are located in areas which experience severe winter conditions. Multi-unit foodservice businesses such as ours can also be materially and adversely affected by publicity resulting from poor food quality, illness, injury or other health concerns or operating issues stemming from one or a limited number of restaurants. We can be similarly affected by consumer concerns with respect to the nutritional value of quick-service food. In addition, our dependence on frequent deliveries of food and paper products subjects our restaurants to the risk that shortages or interruptions in supply, caused by adverse weather or other conditions, could adversely affect the availability, quality and cost of ingredients. Unfavorable trends or developments concerning factors such as inflation, increased food, labor and employee benefit costs (including increases in hourly wage and unemployment tax rates), increases in the number and locations of competing quick-service restaurants, regional weather conditions and the availability of experienced management and hourly employees may also adversely affect our financial condition and results of operations. Changes in economic conditions affecting our customers could reduce traffic in some or all of our restaurants or impose practical limits on pricing, either of which could have a material adverse effect on our financial condition and results of operations. Our continued success will depend in part on our management’s ability to anticipate, identify and respond to changing conditions.

Our Contract Manufacturing Business is dependent on a single customer. In fiscal year 2005, we realized sales of approximately $2,146,000 and $315,600 in gross profit from our Contract Manufacturing Business, all of which were derived from sales to STERIS Corporation. Our manufacturing agreement with STERIS continues through December 31, 2006, with extensions subject to agreement between the parties and STERIS may terminate the agreement at any time upon 90 days notice. While we are obligated to manufacture the products exclusively for STERIS, STERIS has the right to manufacture the products itself or arrange for another party to manufacture the products. Any action by STERIS to obtain alternative manufacturing would adversely affect our revenue from this business. Further, there are no minimum purchase obligations under the manufacturing agreement. Any action by STERIS to otherwise limit or discontinue its purchases from us would have a material adverse impact on sales of our products and, consequently, our financial results. Our Contract Manufacturing Business is dependent upon our on-going relationship with STERIS and the ability and desire of STERIS to continue marketing the products to its customers. While we believe our relationship with STERIS is good, there can be no assurance this business will continue.

Control by existing management. Our officers and directors, together with family and related entities own approximately 44.7% of the issued and outstanding shares of the common stock of the Company. As a result, such shareholders acting as a group will have the ability to influence or control transactions requiring shareholder approval, including the election or removal of members of the board of directors, mergers and other business combinations, and changes in control of our company.

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

We have a limited public market for our common stock.  As of December 22, 2005, we had 2,128,727 shares of common stock outstanding, of which 1,176,766 shares are held by persons other than members of our management.  The concentration of shares of our common stock in the hands of our management may limit the availability of shares for sale.  Further, the average daily trading volume of our common stock on The Nasdaq SmallCap Market has historically been low.  For example, the average daily trading volume in calendar year 2005 was approximately 7,000 shares. There can be no assurance that an active market will exist for our common stock, or that our common stock could be sold without a significant negative impact on the publicly quoted price per share.

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

ITEM 2. DESCRIPTION OF PROPERTY

In November 2005, we moved our headquarters to Minnetonka, Minnesota, a suburb of Minneapolis, from our facilities in Ham Lake, Minnesota. Our headquarters in Minnetonka is leased office space of approximately 1,142 square feet located in an office building. The lease requires monthly payments of $2,460 per month and expires on December 31, 2008 with our option to extend the lease for an additional 36 months.

Our former headquarters, manufacturing, and warehouse facilities were located in a 30,000 square foot building on 2.41 acres in Ham Lake, Minnesota. The building is approximately 10 years old. This Ham Lake facility is subject to a mortgage due February 2011, secured by a mortgage on the land and building.  At September 30, 2005, there was $766,631 in principal outstanding on the mortgage of the Ham Lake facility and the interest rate on this debt was 8.5% at September 30, 2005.  Monthly payments, including interest are $8,175. We are currently renting the Ham Lake facility to North Anoka Controls Systems Inc. pursuant to a lease dated October 15, 2005  We have an agreement to sell the property to an affiliate of North Anoka Control Systems, Inc. for $1,600,000, and we expect to close on the sale of the property in January 2006.

We also lease 30,000 square feet of space in Jacksonville, Texas for our Contract Manufacturing Business. The lease is month-to-month at a rental rate of $9,000 per month.  We have entered into an agreement to purchase this property for $675,000 and we expect this transaction to close in January, 2006.

In connection with our Burger Time restaurant business, we own eleven properties, eight of which are subject to mortgage, and we lease two additional restaurant locations.  The following table describes our Burger Time locations:

Burger Time Locations

		Building	Land
Location	Open Since	(Approx Sq Ft)	(Square Feet)
Fargo, North Dakota +	August 1987	600	35,000
Moorhead, Minnesota +	August 1988	600	22,680
Waite Park, Minnesota +	February 1989	600	17,575
Detroit Lakes, Minnesota +	June 1989	600	18,000
Bismarck, North Dakota +	July 1989	600	30,750
Grand Forks, Minnesota +	October 1989	650	29,580
Sioux Falls, South Dakota	August 1991	650	17,688
Sioux Falls, South Dakota*	August 1991	650	15,000
Minot, North Dakota +	September 1992	800	33,600
Elk River, Minnesota +	May 1996	650	37,500
Sioux City, Iowa	April 1997	616	15,000
Watertown, South Dakota*	January 2005	650	15,000
Fergus Falls, Minnesota	July 2005	2,743	22,880

*                 Leased

+                 Subject to mortgage described below

We lease the Sioux Falls, South Dakota property for $1,000 per month and the lease expires December 31, 2010. We entered into a lease dated January 1, 2005 with respect to the Watertown, South Dakota property which requires base rent payments of $2,000 per month.  This lease expires December 31, 2006 and includes an option to purchase the property for $250,000.

On May 9, 2005 and May 10, 2005, we completed a mortgage financing relating to eight parcels of real estate used in the operation of the Burger Time restaurants.  To facilitate the mortgage financing, BTAC created a wholly-owned subsidiary, BTAC Properties, Inc., a Minnesota corporation (“BTAC Properties”) and then transferred to BTAC Properties eight parcels of real estate.

BTAC Properties received a total of $2,055,000 in the mortgage financing from its lender, Standard Insurance Company.  In consideration of these loans, BTAC Properties issued two promissory notes (each, a “Note”) to the lender, one in the amount of $995,000 and one in the amount of $1,060,000.  Kenneth W. Brimmer, our Chief Executive Officer and a director and Gary Copperud, a director of STEN, are also joint and several borrowers with BTAC Properties on the Notes.  To facilitate the payment by BTAC Properties of the obligations under the Notes, BTAC and BTAC Properties have entered into lease for each of the eight properties.  The rent amounts to be paid by BTAC to BTAC Properties under the leases have been assigned to the Lender for repayment of amounts owed under the Notes.  Amounts under the Notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621 with the entire indebtedness evidenced by the Notes due June 1, 2020.  Monthly payments on the Notes began on July 1, 2005.  The obligations of the Notes are secured by a mortgage, assignment of rents, security agreement and fixture filing in favor of the lender on each of the eight properties.

ITEM 3. LEGAL PROCEEDINGS

On May 9, 2005, the former Chairman and CEO of the Company, Larry Rasmusson, filed suit against the Company and Aspen Surgical Products, Inc. in the Hennepin County District Court of Minnesota.  In his complaint, Mr. Rasmusson seeks damages in excess of $600,000 relating to claims that the Company has breached a License Agreement dated April 1, 1990 between the Company and Mr. Rasmusson in connection with the sale by the Company on November 8, 2004 of its Medical Products Group to Aspen Surgical Products, Inc.  The Company does not believe that Mr. Rasmusson’s claims have merit and intends to vigorously defend against them.  However, the Company cannot be sure that it will prevail in this action and any adverse outcome could require the Company, among other things, to pay damages to Mr. Rasmusson.  The Company does not believe it is currently possible to calculate the potential for, or the extent of, any liabilities resulting from this claim, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on The Nasdaq SmallCap Market under the symbol “STEN”. The following table sets forth the quarterly high and low closing bid prices for our common stock for each quarter of the past two fiscal years as reported by The Nasdaq SmallCap Market. The prices may not reflect actual transactions.

	Closing Bid Price
Period	High	Low
Fiscal 2004
First Quarter	$6.50	$4.80
Second Quarter	9.00	5.25
Third Quarter	6.20	4.41
Fourth Quarter	6.40	4.50

Fiscal 2005
First Quarter	$6.62	$5.43
Second Quarter	6.25	4.87
Third Quarter	5.55	4.46
Fourth Quarter	4.98	3.96

As of December 21, 2005, there were approximately 400 holders of record of our common stock.

Common Stock Purchase Warrants

In connection with a registered offering that was completed in October 2000, we issued warrants to purchase common stock.  At September 30, 2005, there were outstanding common stock purchase warrants to purchase 369,973 shares at $4.00 per share.  On May 11, 2005, our Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2008 at 5:00 p.m. Minneapolis time.

Dividend Policy

We have paid no cash dividends on our common stock and do not intend to pay any dividends in the future.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of September 30, 2005. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans

Equity compensation plans approved by stockholders:	345,500	$5.960	254,500

Equity compensation plans not approved by stockholders:	369,973	$3.960	—

Total	715,473	$4.930	254,500

Repurchases of Common Stock

The following table provides certain information regarding purchases made by us of our equity securities in the fourth quarter of fiscal year 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 30, 2005	3,400	$4.34	3,400	143,065
August 1 – August 30, 2005	7,400	4.43	7,400	135,665
September 1 – September 30, 2005	8,200	4.16	8,200	127,465
Total	19,000	$4.29	19,000	127,465

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis or Plan of Operation discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

We record amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs”.  Shipping and handling costs incurred by us related to the Contract Manufacturing Business are included in cost of goods sold.

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

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We believe no impairment charges need to be recorded as of September 30, 2005.

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

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003.  FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers.  The Company is currently evaluating FIN 46R in terms of its Site Equities/Paycenters transaction and it appears likely that FIN 46 will have a material effect on future consolidated financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.   SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.   SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model.  FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005.  The impact of SFAS No. 123R has not been determined at this time.

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principal, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

Results of Operations

For the year ended September 30, 2005 and September 30, 2004

Net sales from continuing operations for the year ended September 30, 2005 were $8,358,447 an increase of 124.3% compared to the year ended September 30, 2004 net sales of $3,725,296.  We acquired the Burger Time business in July 2004 and the increase in net sales was primarily the result of a full year of operations for fiscal year 2005 as compared to three months of operations in fiscal year 2004.  Revenues attributable to Burger Time were $6,212,443, or 74.3% of our net sales for the year ended September 30, 2005, as compared to sales of $1,586,180 for the corresponding period in 2004.  Net sales in the Contract Manufacturing Business segment increased slightly to $2,146,004 or 25.7% of our net sales for the year ended September 30, 2005, as compared to $2,139,116 for the same period in fiscal year 2004.

Gross profit for the year ended September 30, 2005 was $548,453 compared to $500,998 for the corresponding period in fiscal year 2004.  Gross profit as a percent of net sales for fiscal year 2005 and 2004 was 6.56% and 13.45%, respectively.  The increase in gross profit dollars and decrease in gross profit as a percent of net sales for the year ended September 30, 2005 as compared to the year ended September 30, 2004 is the net result of a write down of approximately $152,100 of inventory in our Contract Manufacturing Business offset by impact of Burger Time on our gross profit.  For the year ended September 30, 2005, Burger Time contributed $232,772 in gross profits or 2.78% gross profit as a percent of net sales.  We opened two new restaurants in fiscal year 2005 and experienced higher than normal advertising and promotions for the year.  Once these new Burger Time operations mature, we expect that the gross margins of BTAC will improve.  Our Contract Manufacturing Business’s gross profit as a percent of net sales for the year ended September 30, 2005 was 3.78% or gross profit of $315,681.

The increase in Selling, General and Administrative (SG&A) expenses to $827,762 from $452,827 for the year ended September 30, 2005 and 2004, respectively, is principally the result of SG&A related to BTAC for the year ended September 30, 2005 was $266,025 compared to $62,051 for the corresponding period in fiscal year 2004. Fiscal year 2004 only incurred three months of expense due to the acquisition of Burger Time in July 2004.  The remaining SG&A for the year ended June 30, 2005 of $561,737 relates to Corporate and Contract Manufacturing expenses.

The loss on impairment of intangible asset of $172,329, for the year ended September 30, 2005 relates to the net book value of the Hot’N Now Franchise Agreement that the Company determined to be impaired. The impairments were based on changes in circumstances and the delay in negotiating new agreements with individual franchisees.

Interest expense for the twelve months ended September 30, 2005 was $51,118 compared to $48,750 in the same period of 2004.  The increase in interest expense of $2,368 is related to $32,001 of interest expense associated with permanent financing obtained through a mortgage on four Minnesota and four North Dakota Burger Time properties in May 2005, offset by no interest expense relating to these properties prior to May 2005. For the year ended September 30, 2005, we paid $13,167 in interest relating to the original financing of the Burger Time real estate. The balance of the interest expense of $5,950 relates to interest paid on our credit facility.  The Company recognized interest income of $55,260 for the year ended September 30, 2005 as compared to $6,139 for the same period of 2004. The increase in interest income is related to a note receivable relating to our sale of the Medical Products Group to Aspen and interest income from a note receivable from our sale of the Emergency Oxygen Business to Life Safe, LLC (see Note 1) and interest earned on the Company’s short-term investments.  The Company recognized $15,184 in interest income on the Aspen note and $12,687 in interest income on the Life Safe note for the year ended September 30, 2005.  The balance of the interest income $27,389 relates to short-term investments for the year ended September 30, 2005

Net income per share for the year ended September 30, 2005 were $0.19 basic and $0.18 diluted as compared to $0.11 basic and $0.11 diluted in same period of 2004.  Loss from continuing operations per share for the year ended September 30, 2005 were $0.16 basic and $0.16 diluted as compared to income of $0.00 basic and $0.00 diluted in same period of 2004.  Income from discontinued operations per share for the year ended September 30, 2005 were $0.35 basic and $0.34 diluted as compared to income of $0.11 basic and $0.10 diluted in same period of 2004. Net income for the year ended September 30, 2005 was $326,882 as compared to $197,911 in the same period of 2004.

Liquidity and Capital Resources

Historically, we have financed our operations through internal working capital and a bank line of credit and notes.  In May 2005, we completed mortgage financing of eight parcels of real estate used in our Burger Time business for total proceeds from the loans of $2,055,000.  We believe that we have adequate capital from this mortgage financing, our internally generated working capital and bank line of credit and term loan to meet our cash requirements for the next twelve months.  As of September 30, 2005, we had working capital of $3,799,558 as compared to $3,960,230 at September 30, 2004, and long term debt of $2,679,732 at September 30, 2005 compared to $3,785,063 at September 30, 2004.  As of September 30, 2005, we had $2,648,044 in cash and cash equivalents as compared to $431,942 at September 30, 2004.  In December 2004, we repaid our line of credit borrowings in the amount of $1,440,921, repaid the term loan with Citizens Independent Bank of Hopkins, Minnesota (“Citizens Bank”) in the amount of $1,247,439 and fully paid the contracts for deed on our Burger Time properties held by the former owner in the amount of $2,000,000.  The increase in working capital at September 30, 2005 compared to September 30, 2004 was the combined result of paying off the line of credit and cash proceeds from sale of assets.

The restaurant industry, in general, operates with a working capital deficit because most investments are in long-term restaurant operating assets.  The operation of our Burger Time business does not normally require large amounts of working capital to maintain operations since sales are for cash, purchases are on open accounts and meat and produce inventories are limited to a three-to-five day supply to assure freshness.  Burger Time does not have significant levels of accounts receivable or inventory, and it receives credit from our trade suppliers.  Funds available from cash sales are not needed immediately to pay our trade suppliers and as we continue to grow our Burger Time business the cash from sales may be used for non-current capital expenditures.

In November 2004, concurrent with the sale of our Medical Products Group, we repaid in full all amounts then outstanding with our bank, Citizens Bank of $2,688,360 and all amounts under contacts for deed related to the Burger Time acquisition of $2,000,000.   The debt to Citizens Bank was a $1,500,000 term note due November 1, 2008, with an interest rate of prime plus 0.5% resulting in an initial rate of 4.500%. The term note required monthly principal and interest payments of approximately $28,000.  The term loan with Citizens Bank was collateralized by substantially all of the assets of the Company and the Company’s indebtedness to Citizens Bank was guaranteed by Messrs. Kenneth W. Brimmer, our Chief Executive Officer and director, and Gary Copperud, also an officer and a director. The contracts for deed were $2,000,000 in aggregate original principal amount relating to ten parcels of real estate. The contacts for deed had an interest rate of 6% and required monthly interest only payments of approximately $10,000 with the balance of interest and principal due June 30, 2019.

At September 30, 2005, our debt consists of a mortgage note due in 2011 to Stan Corp Mortgage Investors relating to our Ham Lake facility and two mortgage notes to Standard Insurance Company relating to eight of our Burger Time properties in the aggregate original principal amount of $2,055,000.

During the year ended September 30, 2005, the Company had cash flows from operating activities of $302,129 compared to September 30, 2004 where the Company had $1,031,536 in net cash from operating activities. The decrease from the prior year is primarily due to decreased profitability from continuing operations, an increase in depreciation and amortization and the increase in accrued income taxes. The Company created cash flows of $6,488,280 in investing activities for the year ended September 30, 2005. The cash flows from investing activities were principally attributed to the sale of the Company’s Medical Products Group for $6,000,000 and its Emergency Oxygen Business for $2,450,000. The Company purchased property and equipment of approximately $962,460, primarily for its Burger Time business, for the year ended September 30, 2005. The Company used $3,469,427 in cash from financing activities, which included paying off the line of credit for $1,440,921, paid down debt by $3,765,742 and repurchased 47,535 common shares for $226,086 for the year ended September 30, 2005.  Cash from financing activities was $3,469,427 primarily resulting from mortgaging eight Burger Time properties in fiscal year 2005.

Under a Loan and Merger Option Agreement with Site Equities International, Inc. and its wholly-owned subsidiary Paycenters, the Company will make a loan of an aggregate amount of $2,000,000 to the Site Equities, which will be disbursed in three installments with $800,000 being disbursed on the date of the agreement. The loan is evidenced by a promissory note. Additional installments of $600,000 will be disbursed on or following on January 16, 2006 and March 16, 2006, respectively, provided that certain conditions are met.

Other than as stated above, we have no planned capital expenditures as of September 30, 2005.

The following summarizes our contractual obligations at September 30, 2005. The notes payable consists of a mortgage note to StanCorp Mortgage Investors in the amount of $766,631 relating to our former headquarters in Ham Lake, Minnesota and two mortgage notes to Standard Insurance Company in the amounts of $984,898 and $1,049,240 relating to the four North Dakota Burger Time properties and four Minnesota Burger Time properties, respectively. The operating leases include the lease of our Minnetonka, Minnesota offices and our Jacksonville, Texas manufacturing facility, as well as leases of our Burger Time locations and certain equipment.  The table shows the effect these contractual obligations are expected to have on our liquidity and cash flows as of September 30, 2005.

	Total	1 Year or Less	1-3 years	3-5 Years	Over 5 Years

Operating Leases	$173,398	$87,712	$52,950	$32,736	$—
Line of Credit	—	—	—	—	—
Notes Payable	2,800,769	121,037	268,366	308,191	2,103,175
Total	$2,974,167	$208,749	$321,316	$340,927	$2,103,175

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

For the years ended September 30, 2005 and 2004

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer, Kenneth W. Brimmer, and Chief Financial Officer, Mark F. Buckrey, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, they have concluded that as of that date, the Company’s disclosure controls and procedures are effective.

(b)           Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

Effective October 22, 2004, Burger Time Acquisition Corporation entered into a lease relating to a Watertown, South Dakota Burger Time location. A copy of this lease is dated October 22, 2004 by and between Burger Time Acquisition Corporation and Mark Fiechtner is attached to this Annual Report on Form 10-KSB as Exhibit 10.36.

On August 10, 2005, we entered into a purchase agreement with OLD Holdings, LLC relating to the purchase of our former headquarters located in Ham Lake, Minnesota, a copy of which is attached to this Annual Report on Form 10-KSB as Exhibit 10.37.  On October 15, 2005, we entered into a Lease Agreement with OLD Holdings, LLC relating to its lease of the Ham Lake facilities pending the closing of the sale of this real estate, which Lease Agreement is attached hereto as Exhibit 10.38.  On December 12, 2005, we amended the Purchase Agreement with OLD Holdings, LLC to modify the provisions regarding the closing date and the Amendment No. 1 to Purchase Agreement dated as of December 12, 2005 by and between STEN Corporation and OLD Holdings, LLC is attached hereto as Exhibit 10.40.

On September 13, 2005, we entered into a lease relating to our new Minnetonka, Minnesota headquarters.  A copy of this lease dated September 13, 2005 by and between Ambar, L.L.C. and STEN Corporation is attached hereto as Exhibit 10.39.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

ITEM 10. EXECUTIVE COMPENSATION

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by Items 9-12 of Part III of this Form 10-KSB will be filed as an amendment to this Form 10-KSB not later than the end of the 120 day period following the end of the fiscal year covered by this report.

ITEM 13. EXHIBITS

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

4.1

Warrant Agreement between the Company and Wells Fargo Bank Minnesota, N.A. dated August 23, 2000 (incorporated by reference to Exhibit 4(d) to the Company’s Registration Statement on Form S-3 (File No. 333-43616) (the “2000 Form S-3”)) as amended as reported by the Company’s Current Report on Form 8-K dated August 12, 3003 and Current Report on Form 8-K dated May 13, 2005.

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

10.16

Lease dated December 21, 2000, as amended by letter agreement dated March 6, 2001 by and between ZEP Properties, as Landlord, and Complient Corporation, as Tenant, as assigned to LifeSafe Services, Inc. on November 26, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 26, 2003).

10.17

Assignment of Real Estate Lease effective July 1, 2004 between Burger Time Acquisition Corporation and Burger Time Corporation with Landlord Consent and Estoppel by Dallas Vandenboos and Janice Vandenboos (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 1, 2004).

10.18

Closing Promissory Note dated November 8, 2004 issued by Aspen Surgical Products, Inc. to Sterion Incorporated in the original principal amount of $500,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report dated November 8, 2004).

10.19

Transitional Services Agreement dated November 8, 2004 between Sterion Incorporated and Aspen Surgical Products, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report dated November 8, 2004).

10.20

Subordinated Promissory Note dated June 30, 2005 in the principal amount of $700,000 made by Life Safe Services, LLC to STEN Corporation (incorporated by reference to Exhibit 0.2 of the Company’s Current Report on Form 8-K dated June 30, 2005).

10.21

Guaranty dated June 30, 2005 by Patrick Hoene and Christine Hoene in favor of STEN Corporation. (incorporated by reference to Exhibit 0.3 of the Company’s Current Report on Form 8-K dated June 30, 2005).

10.22

Mortgage, Assignment of Rents, Security Agreement Fixture Filing dated as of April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the “June 2005 10-Q”)).

10.23

Note in the principal amount of $1,060,000 dated April 15, 2005 payable to Standard Insurance Company and made by BTAC Properties, Inc., Gary Copperud and Kenneth W. Brimmer (incorporated by reference to Exhibit 10.2 to the June 2005 10-Q).

10.24	Assignment of Lessor’s Interest in Leases dated as of April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.3 to the June 2005 10-Q).

10.25

Mortgage, Assignment of Rents, Security Agreement Fixture Filing dated April 25, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.4 to the June 2005 10-Q).

10.26

Note dated April 25, 2005 in the principal amount of $995,000 payable to Standard Insurance Company and made by BTAC Properties Inc., Gary Copperud and Kenneth W. Brimmer (incorporated by reference to Exhibit 10.5 to the June 2005 10-Q).

10.27	Assignment of Lessor’s Interest in Leases dated as of April 25, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.6 to the June 2005 10-Q).

10.28

Loan and Merger Agreement dated November 22, 2005 by and between STEN Acquisition Corporation, Site Equities International, Inc. and Paycenters, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 22, 2005 (the “Paycenters 8-K”)).

10.29

Promissory Note dated November 22, 2005 by Site Equities International, Inc. as maker and STEN Acquisition Corporation as payee (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated November 22, 2005).

10.30	Guaranty dated November 22, 2005 by and between STEN Acquisition Corporation and Paycenters, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K dated November 22, 2005).

10.31

Security Agreement dated November 22, 2005 by and between STEN Acquisition Corporation and Paycenters, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K dated November 22, 2005).

10.32

Pledge Agreement dated November 22, 2005 by Site Equities International, Inc. in favor of STEN Acquisition Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K dated November 22, 2005).

10.33

Debt Subordination Agreement dated November 22, 2005 by and between STEN Acquisition Corporation and Arthur Petrie (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K dated November 22, 2005).

10.34

Form of Voting Agreement dated November 22, 2005 by each of Kenneth Antos, Mark Hill, and Arthur Petrie and STEN Acquisition Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K dated November 22, 2005).

10.35

Form of Letter of Understanding dated November 22, 2005 between STEN Acquisition Corporation and each of Kenneth Antos and Mark Hill (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K dated November 22, 2005). 10.36

10.36	Lease and Option to Purchase dated October 22, 2004 between Burger Time Acquisition Corporation and Mark Fiechtner (relating to Watertown, South Dakota Burger Time location).

10.37	Purchase Agreement dated August 10, 2005 by and between STEN Corporation and OLD Holdings, LLC.

10.38	Lease Agreement dated October 15, 2005 by and between STEN Corporation and OLD Holdings, LLC.

10.39	Lease dated September 13, 2005 by and between Ambar, L.L.C. and STEN Corporation.

10.40	Amendment No. 1 to Purchase Agreement dated December 12, 2005 by and between STEN Corporation and OLD Holdings, LLC.

11	Computation of Earnings Per Share – See footnote 1, page F-9

14	Code of Ethics of Sterion Incorporated (incorporated by reference to Exhibit 14 to the Company’s Form 10-KSB for the year ended September 30, 2003).

21	List of Subsidiaries

23.1	Consent of Virchow, Krause & Company, LLP

31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

99.1	Certification pursuant to 18 U.S.C. §1350

* Management contact, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 of Part III of this Form 10-KSB will be filed as an amendment to this Form 10-KSB not later than the end of the 120 day period following the end of the fiscal year covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on December 28, 2005.

STEN CORPORATION

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 28, 2005.

/s/ Kenneth W. Brimmer	Director, Chief Executive Officer
Kenneth W. Brimmer	(Principal Executive Officer)

/s/ Mark F. Buckrey	Chief Financial Officer
Mark F Buckrey	(Principal Financial Officer)

/s/ Gary Copperud	Director
Gary Copperud

/s/ Gervaise Wilhelm	Director
Gervaise Wilhelm

/s/ Allan D. Anderson	Director
Allan D. Anderson

/s/ Jeffrey A. Zinnecker	Director
Jeffrey A. Zinnecker

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

STEN Corporation and Subsidiaries (formerly known as Sterion Incorporated and Subsidiaries)

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of STEN Corporation and Subsidiaries (formerly known as Sterion Incorporated and Subsidiaries) as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STEN Corporation and Subsidiaries (formerly known as Sterion Incorporated and Subsidiaries) as of September 30, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

November 29, 2005

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

CONSOLIDATED BALANCE SHEETS

Years ended September 30, 2005 and 2004

	2005	2004

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,648,044	$431,942
Certificates of deposit	912,609	0
Accounts receivable, net	377,327	358,290
Inventories	563,579	803,528
Deferred income taxes	46,000	128,400
Current assets of discontinued businesses	0	6,131,282
Current portion of notes receivable	370,708	0
Other current assets	94,624	252,086
Total Current Assets	5,012,891	8,105,528

PROPERTY AND EQUIPMENT, NET	3,730,190	3,114,199

OTHER ASSETS
Intangible assets, net	90,041	98,955
Notes receivable, net of current portion	665,000	0
Prepaid mortgage costs	93,678	0
Other assets of discontinued businesses	0	2,389,542
Assets of discontinued business held for sale	728,680	722,856
Deferred income taxes	53,000	0
Net cash surrender value of life insurance	46,749	32,865
Total Other Assets	1,677,148	3,244,218

TOTAL ASSETS	$10,420,229	$14,463,945

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Line of credit payable to bank	$0	$1,440,921
Current portion of long-term debt	121,037	534,448
Accounts payable	440,493	500,856
Accrued payroll and related taxes	228,136	248,920
Other accrued expenses	88,438	210,244
Accrued income taxes including those related to discontinued operations	266,160	0
Liabilities of discontinued businesses	69,069	1,209,909
Total Current Liabilities	1,213,333	4,145,298

LONG-TERM LIABILITIES
Long-term debt, net of current portion	2,679,732	3,785,063
Deferred income taxes	0	117,000
Total Liabilities	3,893,065	8,047,361

STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares authorized, 5,000,000 undesignated shares authorized, 1,697,583 and 1,838,689 common shares issued and 1,684,283 and 1,731,318 outstanding	16,843	17,313
Additional paid-in capital	3,070,531	3,445,774
Retained earnings	3,439,790	3,112,908
Deferred compensation	0	(159,411)
Total Stockholders’ Equity	6,527,164	6,416,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,420,229	$14,463,945

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended September 30, 2005 and 2004

	2005	2004

Sales, net	$8,358,447	$3,725,296

Cost of goods sold	7,809,994	3,224,298
Gross profit	548,453	500,998

Selling, general and administrative expenses	827,762	452,827
Loss on impairment of intangible asset	172,329	0
Income (loss) from operations	(451,638)	48,171

Other income (expense)
Interest income	55,260	6,139
Interest expense	(51,118)	(48,750)
Total other income (expense)	4,142	42,611

Income (loss) from continuing operations before income taxes	(447,496)	5,560

Provision for (benefit from) income taxes	(168,000)	1,944

Income (loss) from continuing operations	(279,496)	3,616

Income from discontinued operations	969,108	280,951

Provision for income taxes from discontinued operations	362,730	86,656

Income from discontinued operations	606,378	194,295

Net Income	$326,882	$197,911

Income (loss) from continuing operations per share
Basic	$(.16)	$.00
Diluted	$(.16)	$.00
Income from discontinued operations per share
Basic	$.35	$.11
Diluted	$.34	$.10
Net income per share
Basic	$.19	$.11
Diluted	$.18	$.11
Weighted average common and common equivalent shares outstanding
Basic	1,708,792	1,737,997
Diluted	1,801,288	1,859,551

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended September 30, 2005 and 2004

	Common Stock		Additional Paid-in Capital	Retained Earnings	Deferred Compensation	Total Stockholders’ Equity
	Shares	Amount

BALANCES, September 30, 2003	1,738,418	$17,384	$3,144,494	$2,914,997	$(74,877)	$6,001,998

Exercise of warrants	200	2	798	—	—	800
Options issued for guarantee of debt	—	—	175,000	—	—	175,000
Net income	—	—	—	197,911	—	197,911
Repurchase of common shares	(7,300)	(73)	(37,148)	—	—	(37,221)
Deferred consulting expense related to stock options issued to non-employees	—	—	162,630	—	(84,534)	78,096
BALANCES, September 30, 2004	1,731,318	17,313	3,445,774	3,112,908	(159,411)	6,416,584

Exercise of warrants	500	5	1,995	—	—	2,000
Compensation related to stock options	—	—	—	—	7,784	7,784
Cancellation of consultant options	—	—	(151,627)	—	151,627	—
Repurchase of common shares	(47,535)	(475)	(225,611)	—	—	(226,086)
Net income	—	—	—	326,882	—	326,882
BALANCES, September 30, 2005	1,684,283	$16,843	$3,070,531	$3,439,790	$0	$6,527,164

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended September 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net Income	$326,882	$197,911
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	397,286	185,441
Loss on impairment of intangible assets	172,329	0
Provision for deferred taxes	(87,600)	88,600
Compensation expense related to non-employee stock options	7,784	78,097
Loss (gain) from operations of discontinued operations	210,614	(280,951)
Gain on sale of discontinued operations	(1,179,722)	0
Changes in certain assets and liabilities:
Accounts receivable	(19,037)	455,616
Inventories	252,924	(3,416)
Other current assets	157,462	(37,563)
Accounts payable	(60,363)	306,506
Accrued payroll and related taxes	(20,784)	(40,972)
Other accrued expenses	(121,806)	82,267
Accrued income taxes	266,160	0
Net cash flows from operating activities	302,129	1,031,536

Cash flows from investing activities:
Investments in certificates of deposit	(912,609)	0
Purchase of assets of SOS International	0	(2,700,000)
Purchase of assets of Burger Time Corporation	0	(760,150)
Purchase of assets of Barry Medical Products	(50,000)	0
Purchase of franchise license of Hot ‘N Now	(175,000)	0
Purchases of property and equipment	(962,460)	(93,033)
Purchase of intangibles	(12,059)	(6,515)
Proceeds from sale of Medical Products Group	6,000,000	0
Payment received on notes receivable	164,292	0
Proceeds from sale of Emergency Oxygen Business	2,450,000	0
Change in cash surrender value of life insurance	(13,884)	8,486
Net cash flows from investing activities	6,488,280	(3,551,212)

Cash flows from financing activities:
Net increase (decrease) in line of credit, bank	(1,440,921)	1,440,921
Proceeds from long-term debt	2,055,000	1,500,000
Payments on long-term debt	(3,765,742)	(984,242)
Prepaid mortgage costs	(93,678)	0
Repurchase of common shares	(226,086)	(37,222)
Proceeds from exercise of stock purchase warrants	2,000	2,400
Payments on capital lease obligation	0	(4,681)
Net cash flows from financing activities	(3,469,427)	1,917,176

Net cash used in discontinued operations	(1,104,880)	(728,377)

Net increase (decrease) in cash and cash equivalents	2,216,102	(1,330,877)

Cash and cash equivalents-beginning of period	431,942	1,762,819
Cash and cash equivalents-end of period	$2,648,044	$431,942

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

(formerly Sterion Incorporated and Subsidiaries)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2005 and 2004

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

STEN Corporation and subsidiaries (the Company formerly known as Sterion Incorporated and Subsidiaries) is a diversified business. The Company manufactures, on a contract basis, a line of sterilization containers and filters for use by hospitals, clinics and surgery centers. In July 2004, the Company created Burger Time Acquisition Corporation (“BTAC”) as a wholly-owned subsidiary and purchased an 11-store chain of fast food restaurants located in the upper midwest. In fiscal year 2005, the Company opened two additional restaurants, one in Watertown, South Dakota and the other in Fergus Falls, Minnesota.  In May 2005, the Company created BTAC Properties Inc, (“BTAC Properties”) to own certain real estate related to Burger Time.

Discontinued Operations

On November 8, 2004, the Company sold substantially all of the assets relating to its medical products manufacturing and distribution business, the “Medical Products Group,” to Aspen Surgical Products, Inc. (“Aspen”).  On June 30, 2005, the Company sold substantially all of the assets relating to its Emergency Oxygen Business (the “Emergency Oxygen Business”) to Life Safe Services, LLC.  In accordance with appropriate accounting rules, the Company has reclassified its previously reported financial results to exclude the results of the Medical Products Group and the Emergency Oxygen Business and these results are presented on a historical basis as a separate line in the Company’s consolidated statements of operations and balance sheets entitled “Discontinued Businesses or Discontinued Operations.”  All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of STEN Corporation and its wholly-owned subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.), Burger Time Acquisition Corporation, as of July 1, 2004 and BTAC Properties, Inc as of May 1, 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of one year or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Certificates of Deposits

The Company has several certificates of deposit which mature through November 13, 2006.

Accounts Receivable

The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information.  Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $4,000 at September 30, 2005.  There was no allowance for doubtful accounts at September 30, 2004.

Inventories

Inventories consist of products related to our contract manufacturing operations, restaurant food and paper supplies and are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws.  These temporary differences include depreciation, related party accruals, allowance for doubtful accounts and inventory valuation adjustments.  Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.

Research and Development

The Company expenses all costs related to product research and development as incurred.  Research and development expense was $0 and $1,407 for the years ended September 30, 2005 and 2004, respectively.

Assets of Discontinued Business Held For Sale

As a part of the sale of the Medical Products Group in November 2004, the Company is pursuing the sale of its building located in Ham Lake, Minnesota.  The building includes the former manufacturing and distribution facility and former corporate headquarters.  Accordingly, the Company has reflected the carrying value of the building as an asset of discontinued business held for sale at September 30, 2005 and 2004.  As a result, the Company has discontinued recording depreciation on the building.  The Company believes that the current market value of the building, less costs to sell, is in excess of its carrying value.  The Company has entered into an agreement to sell the building that is expected close in January 2006.  Net proceeds from the sale are expected to approximate $1,500,000 resulting in a pre tax gain of approximately $600,000.

Depreciation

Property and equipment are recorded at cost. Improvements are capitalized and amortized over the shorter of the lease term or the estimated useful life.  Capital leases are capitalized at the lower of the present value of the future minimum lease payments or fair market value at the inception of the lease while maintenance, repairs and minor renewals are expensed when incurred. Depreciation is computed using the straight-line method based on estimated service lives of the various assets as follows:

Buildings	30 years
Containers	5 years
Furniture and equipment	3-7 years
Vehicles	10 years

Notes Receivable

Notes receivable consists of $335,708 due from Aspen related to the sale of the Medical Products Group.  The note is unsecured and bears interest at 4.75% per annum.  Aspen is obligated to repay the Note in six equal quarterly installments of $83,333 beginning on May 8, 2005 until August 8, 2006.  Notes receivable also includes $700,000 due from Life Safe Services, LLC (“Life Safe”) related to the purchase of the Emergency Oxygen Business, which is in the form of a subordinated promissory note personally guaranteed by the owners of Life Safe.  The Life Safe Note bears interest at a rate of 7.25% per annum.  The Life Safe Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42.  The Company’s rights under the Life Safe Note are subordinate to those of the Buyer’s senior lender.  The balance of the notes receivable was $1,035,708 at September 30, 2005.  Future collections on the notes receivable for the years ending September 30, 2006, 2007, 2008 are $370,708, $11,667, and $653,333, respectively.

Debt Issuance Costs

Debt issuance costs are amortized over the life of the loan using the straight-line method which approximates the interest method.  On May 10, 2005, the Company’s completed a mortgage financing relating to real estate used by the subsidiary, Burger Time Acquisition Corporation.  In the course of closing the mortgages, the Company incurred costs of $87,734.  These mortgage costs are being amortized over of the life of the notes (15 years) and accordingly, the Company expensed $2,422 for the year ended September 30, 2005.  Amortization expense related to the debt issuance cost was $2,422 and $8,570 for the years ended September 30, 2005 and 2004.  At the time of the sale to Aspen, the Company repaid all borrowings under the credit facility existing at that time and the borrowing arrangement was cancelled.  The remaining unamortized debt issuance cost of $142,236 was expensed in the year ended September 30, 2005 and is reflected in the gain from discontinued operations.

Intangible Assets

Intangible assets subject to amortization consist of the following:

	September 30, 2005		September 30, 2004		Estimate Useful Lives (mos.)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Covenants not to compete	$100,000	$12,496	$100,000	$2,499	120
Franchise Agreements	187,059	187,059	0	0	84
Other intangibles	3,172	635	1,454	0	60

Total	$290,231	$200,190	$101,454	$2,499

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 7.98 years).  Amortization of intangible assets was $25,361 and $2,499 for the years ended September 30, 2005 and 2004.  Estimated amortization expense of intangible assets for the years ending September 30, 2006, 2007, 2008, 2009, and 2010 is $10,584 per year.  In September 2005, the Company determined that the Hot’N Now Franchise Agreements was impaired and accordingly the Company established a valuation reserve to fully reserve for the net book value of $172,329.

Revenue Recognition and Shipping and Handling Costs

The Company records sales revenue at the time all merchandise is shipped.  Revenues from Burger Time are recognized at the time food is served.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition.”  SAB No. 101, as amended by SAB No. 104, sets forth the SEC staff’s position regarding the point at which it is appropriate for a registrant to recognize revenue.  The SEC staff believes that revenue is realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.  The Company uses the above criteria to determine whether revenue can be recognized.

The Company records amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.”  Shipping and handling costs incurred by the Company related to the Contract Manufacturing business are included in cost of goods sold.

Deferred Revenue and Service Cost Liability

Prior to the sale of the Company’s Emergency Oxygen Business, the Company accounted for amounts billed in advance as deferred revenue.  With the acquisition by LifeSafe as of November 26, 2003 of certain assets of SOS, and the assumption of certain liabilities of SOS by LifeSafe, the Company assumed the obligation to provide on-going service to existing customers.  Such leases were accounted for by the Company as operating leases.  Deferred revenues were recognized ratably over the term of the contracts, typically 3 to 12 months.  With the sale of the LifeSafe Services business to Life Safe Services LLC, an unrelated party, in June 2005 all deferred revenue at that time was transferred to Life Safe Services LLC.  The Company has reflected the recognition of deferred revenue and service costs liabilities as discontinued operations.

Advertising

Advertising costs are charged to operations when incurred.  Advertising expense was $60,629 and $0  for the years ended September 30, 2005 and 2004, respectively.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148 as an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation.  The Company adopted the disclosure provision of SFAS No. 148 and has chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

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

	Fiscal 2005	Fiscal 2004
Net income:
As reported	$326,882	$197,911
Pro forma	$205,012	$29,580

Net income per share basic:
As reported	$0.19	$0.11
Pro forma	$0.12	$0.02

Net income per share diluted:
As reported	$0.18	$0.11
Pro forma	$0.11	$0.02

Stock based compensation:
As reported	$7,784	$78,097
Pro forma	$121,870	$168,331

The pro forma amounts may not be representative of the effects on reported net income for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Fiscal 2005	Fiscal 2004
Risk free interest rate	5.00%-5.75%	5.00%
Expected life of options granted	5 years	3-5 years
Expected volatility range	50.00%	50.00%
Expected dividend yield	0%	0%

Net Income per Share

Basic income per share are computed by dividing the net income by the weighted average number of shares outstanding for the reporting period.  The Company’s diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.  Options totaling 300,500 and 320,000 were excluded from the computation of diluted income per share for the years ended September 30, 2005 and 2004 as their effect was antidilutive.  Following is a reconciliation of basic and diluted net income per share:

	Fiscal 2005	Fiscal 2004
Net income per share - basic:
Net income	$326,882	$197,911

Weighted average shares outstanding	1,708,792	1,737,997

Net income per share - basic	$0.19	$0.11

Net income per share - diluted:
Net income	$326,882	$197,911

Weighted average shares outstanding	1,708,792	1,737,997
Effect of diluted securities	92,496	121,554
Weighted average shares outstanding	1,801,288	1,859,551

Net income per share - diluted	$0.18	$0.11

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

Segment Reporting

The Company’s two reportable segments are strategic business units that offer different products.  They are managed separately as each business requires different technology and manufacturing processes.

Operating income (loss) is total net sales less operating expenses, excluding interest.  The Company did not have any sales between industry segments.  Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets.  General corporate assets consist primarily of cash, certificates of deposit and building costs.  The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies.  Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive on non-recurring gains or losses.  The following table summarizes data by industry segment.

	Corporate and Contract Manufacturing	Burger Time	Total

Year ended September 30, 2005
Revenues	$2,146,004	$6,212,443	$8,358,447
Loss from operations	(235,407)	(216,231)	(451,638)
Identifiable assets	5,536,547	4,883,682	10,420,229
Depreciation and amortization	70,856	326,430	397,286
Capital expenditures	112,106	850,354	962,460

Year ended September 30, 2004
Revenues	$2,139,116	$1,586,180	$3,725,296
Income (loss) from operations	(75,592)	123,763	48,171
Identifiable assets	11,406,574	3,057,371	14,463,945
Depreciation and amortization	126,179	59,262	185,441
Capital expenditures	32,165	60,868	93,033

Financial Instruments

The carrying amounts for all financial instruments approximates fair value.  The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The Company’s long-term debt includes debt with variable interest rates. The fair value of long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on consolidated net income or stockholders’ equity.

Impairment of Long-lived and Intangible Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived may warrant revision, or that the remaining balance of these assets may not be recoverable.  The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”  When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.  The Company assesses the impairment of its manufacturing equipment at least annually, or whenever events or changes in the circumstances indicate that the carrying value may not be recoverable.  The Company uses a number of factors which it considers important which could trigger an impairment review, and potentially an impairment charge, including the following:  Significant underperformance relative to historical or projected cash flows; significant changes in the manner of use of the acquired assets or the Company’s overall business strategy; significant negative market or economic trends; significant decline in the Company’s stock price for a sustained period changing the Company’s market capitalization relative to its net book value.  At September 30, 2005, there was an impairment of $172,329 related to a franchise agreement that was acquired by the Company in 2005 based on changes in circumstances and the delay in negotiating new agreements with individual franchisees.

Impact of Recently Issued Accounting Standards

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest.  The consolidation requirements apply to all special-purpose entities by the end of the first reporting period ending after December 15, 2003.  FIN 46R shall be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004, for enterprises that are not small business issuers or December 15, 2004 for enterprises that are small business issuers (Note17).

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs” amends the guidance in ARB No. 43, Chapter 4 “Inventory Pricing,”  to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 pf ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No, 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.   SFAS No. 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date SFAS No. 151 was issued. SFAS No. 151 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 151 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets” amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.   SFAS No. 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date SFAS No. 153 was issued. SFAS No. 153 shall be applied prospectively.  The Company does not expect the adoption of SFAS No. 153 to have a material effect on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expressed no preference for the type of valuation model.  FASB No. 123R is effective for small business issuers as of the beginning of interim or annual reporting periods that begin after December 15, 2005.  The impact of SFAS No. 123R has not been determined at this time.

In June 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable.  SFAS No. 154 is effective for accounting for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of this statement.  The Company does not expect the adoption of SFAS No. 154 to have a material effect on its consolidated financial statements.

NOTE 2 - Acquisitions and Dispositions of Assets

Acquisitions

Hot ‘N Now

On March 3, 2005, the Burger Time Acquisition Corporation completed the purchase of certain assets of the former franchisor of Hot ‘N Now restaurants in a transaction approved by the United States Bankruptcy Court for the Western District of Michigan.  The assets acquired include the Hot ‘N Now franchise, all Hot ‘N Now franchise agreements and all royalties and other franchise fees due.  Among other things, the acquired rights also include the Hot ‘N Now name and tradename.  There are currently 14 franchisee locations of Hot ‘N Now all operating in the State of Michigan.  The purchase price paid was $175,000 for the franchise license.  The Company is in the process of pursuing settlement of amounts owed and new royalty agreements with the 14 Hot ‘N Now locations.  The purchase price of $175,000 was allocated to the franchise license acquired based on the estimated fair value as of the acquisition date.  Based on changes in circumstances and the delay in negotiating new agreements, the Company determined the franchise license to be impaired and recorded an expense of $172,329 for the year ended September 30, 2005.

Barry Medical

On January 3, 2005, the LifeSafe subsidiary purchased from Barry Medical Corp. (“Seller”) substantially all of Seller’s assets for $242,000 plus the assumption of certain liabilities.  The assets purchased related to Seller’s business of buying, leasing, selling, servicing and training customers in the use of emergency oxygen equipment and defibrillator units as the sole, exclusive franchisee of SOS in Connecticut and a representative of Oxygen Therapy Institute, Inc. in the states of Massachusetts, New Hampshire, Rhode Island and Vermont.  In connection with the purchase, the former owner entered into a noncompete agreement with LifeSafe.

The acquisition of assets including inventory of $12,975, leased oxygen tanks of $31,280, covenant not to compete of $50,000, customer lists of $75,000, goodwill of $72,745 were accounted for under the purchase method of accounting and, accordingly, at the time of the purchase, the purchase price was allocated to assets acquired based on the estimated fair value as of the acquisition date.  See disposition of assets in Note 2 noting the sale of these assets on June 30, 2005

LifeKit

On July 9, 2004, through the LifeSafe subsidiary, the Company purchased for $287,000 substantially all of the assets of LifeKit.com, a California business offering web based emergency/disaster recovery kit business.  In connection with the purchase, the Company entered into a noncompete agreement with the former sole owner of the business in favor of LifeSafe.  The purchase was pursuant to a Business Transfer Agreement dated July 9, 2004 between LifeSafe and LifeKit.  The assets purchased from LifeKit.com were included in our sale of the Emergency Oxygen Business on June 30, 2005. See disposition of assets in Note 2 noting the sale of these assets on June 30, 2005

The acquisition of assets included a covenant not to compete of $100,000, customer lists of $100,000, contracts of $60,000 and domain and trade names of $27,000. The transaction was accounted for under the purchase method of accounting and, accordingly, at the time of the purchase, the purchase price was allocated to assets acquired based on the estimated fair value as of the acquisition date.

Burger Time

On July 1, 2004, our BTAC subsidiary completed the purchase of substantially all of the assets of Burger Time Corporation (“Burger Time”) relating to Burger Time’s fast food restaurant business operated under the same name.

The purchase was pursuant to a Business Transfer Agreement dated as of July 1, 2004 between BTAC and Burger Time.  The purchase price for the assets was $3,064,950.  Of the purchase price consideration, BTAC paid $764,950 in cash from working capital obtained from the Company and BTAC agreed to pay $2,000,000 through Contracts for Deed on ten parcels of real estate.  In November 2004, all debt due to the former owner related to the Burger Time purchase was paid in full.

The obligations under the Contracts for Deed and Promissory Note(s) were guaranteed by Gary Copperud, one of our directors, pursuant to a Personal Guaranty.  Mr. Copperud received no consideration from the Company or BTAC in exchange for his guaranty, which was approved by the Company’s Audit Committee.

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

Burger Time
Cash and cash equivalents	$4,800
Inventories	42,000
Property and equipment	2,918,150
Covenant not to compete	100,000
Net purchase price	$3,064,950

LifeSafe

On November 26, 2003, we completed the purchase for $2.7 million, through our LifeSafe subsidiary, of certain assets and assumed certain liabilities of SOS International, Inc. from its parent corporation, Complient Corporation.  Included in the assets purchased were certain intangible assets such as the rights under the franchise agreement to operate the business and the existing customer lists.  Included in the liabilities assumed was the assumption by LifeSafe of service obligations to existing customers.  This business was sold on June 30, 2005 as part of the disposal of the Emergency Oxygen Business.

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

LifeSafe
Accounts receivable	$372,791
Inventories	23,360
Property and equipment	2,293,960
Intangibles	963,000
Liabilities assumed	(953,111)
Net purchase price	$2,700,000

Pro forma Results

The accompanying unaudited pro forma condensed consolidated results of operations for the year ended September 30, 2005 and 2004 are presented to give effect to the Burger Time acquisition described above as if such transactions had occurred on October 1, 2003, the first day of our 2004 fiscal year.

The unaudited pro forma information does not purport to represent what our results of operations would actually have been if such transactions in fact had occurred at such date or to project our results of future operations.

Sept 30, 2004

Sales, net	$7,424,723

Income from operations	317,664

Net income from continuing operations	63,328

Net income from continuing operations per share:
Basic	$.04
Diluted	$.04

Disposition of Assets

                On June 30, 2005, the Company and its wholly-owned subsidiary, LifeSafe Services, Inc. completed the sale to Life Safe Services, LLC (the “Buyer”), an unrelated party, of assets related to our Emergency Oxygen Business including the LifeSafe and LifeKit product lines The sale was made pursuant to an Asset Purchase Agreement dated June 30, 2005 by and among STEN, LifeSafe and the Buyer.

The purchase price for the assets was $3,150,000 plus the assumption by the Buyer of certain liabilities and adjusted by $113,976 due to the amount of working capital at June 30, 2005, as agreed. Of the purchase price, $2,450,000 was paid in cash at closing and $700,000 was paid by delivery of a subordinated promissory note (the Note) personally guaranteed by the owners.  The Note bears interest at a rate of 7.25% per annum.  The Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42.  The Company’s rights under the Note are subordinate to those of the Buyer’s senior lender.

Additionally, in connection with the closing of the sale, each of STEN and Life Safe entered into a Non-Competition and Non-Solicitation Agreement, prohibiting either of them from competing with the Business during the period the Note remains current and outstanding, plus a period of two years following the final payment of the Note.

Following the completion of the sale, the Company paid in full the remaining balances on its indebtedness relating to the Emergency Oxygen Business, including $93,953 to the former owner of the LifeKit portion of the Emergency Oxygen Business and $167,355 to Barry Medical Corporation, the former owner of the Connecticut portion of the Emergency Oxygen Business.

The Company recorded $193,141 of estimated expenses for --severance and other exit costs as a part of the sale of the Emergency Oxygen Business.  The Company made payments of $193,141 for the year ended September 30, 2005, and the accrued amounts are summarized as follows:

Accrued Severance Costs
Beginning balance	$0
Estimated Expenses	35,000
Payments	(35,000)
Ending balance	$0

Other Exit Costs
Beginning balance	$0
Estimated transition expenses	8,141
Reserve for working capital requirement	150,000
Payments	(158,141)
Ending balance	$0

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of the Emergency Oxygen Business in the results from continuing operations.  The results of operations for this business have been reflected as discontinued operations.  The loss from discontinued operations for the years ended September 30, 2005 and 2004 respectively, consist of the following:

	2005	2004

Revenue, Net	$2,169,478	$1,620,776

Cost of Goods Sold	1,239,187	432,864

Gross Profit	930,291	1,187,912

Total operating expenses	958,314	869,263

Net income (loss) operations	(28,023)	318,649

Gain on sale of assets:
Sale Price	3,150,000
Less costs and expenses
Accounts Receivable	532,710
Inventories	205,319
Prepaids	22,836
Property and Equipment, net	2,014,485
Intangibles, net	1,182,024
Goodwill	60,198
Accounts Payable	(10,141)
Severance	35,000
Reserve related to working capital agreement	150,000
Deferred Revenue	(793,463)
Transaction, Legal, Transition and other	8,709
Total costs of sale	3,407,677

Net loss on sale before taxes	(257,677)
Income (loss) from discontinued operations before income taxes	$(285,700)	$318,649

On November 8, 2004, the Company completed the sale of certain assets and certain liabilities to Aspen Surgical Products, Inc., a Michigan corporation, relating to products comprising its Medical Products Group, including its disposable operating room support products, private-label products and the Surgidyne brand of surgical wound drainage products, and excluding the physical plant which is currently an asset held for sale.

The consideration for the sale transaction consisted of $6 million in cash paid at closing and $500,000 in the form of a promissory note.  In addition, the Company may receive additional proceeds based upon the total sales from the operations over the twelve months following the sale.  The Company recorded a gain on the sale of the assets of $1,504,258 ($951,484 net of tax).  The gain was calculated as the proceeds less $4,472,951 in net assets, $589,650 in transaction and shut down expenses (including employee severance costs, legal fees and other professional fees).  Net assets were comprised of inventory, fixed assets, prepaid expenses, intangibles, goodwill and certain liabilities consisting primarily of accounts payable.

The Company recorded $589,650 of expenses for severance and other exit costs as a part of the sale of the Medical Products Group.  The Company made payments totaling $520,581 for the year ended September 30, 2005 and are summarized as follows:

Accrued Severance Costs
Beginning balance	$0
Estimated expenses	100,000
Payments	(100,000)
Ending balance	$0

Other Exit Costs
Beginning balance	$0
Estimate shut down expenses	50,000
Accrued legal, audit	116,859
Other expenses	322,791
Payments	(420,581)
Ending balance	$69,069

In connection with the Purchase Agreement, the Company also entered into a Transitional Services Agreement with Aspen.  Also in connection with the Purchase Agreement transactions, Mr. Kenneth Brimmer and Mr. Gary Copperud are providing Aspen certain services pursuant to an eighteen-month consulting agreement.  Mr. Brimmer is the Company’s Chief Executive Officer and a director and Mr. Copperud is a member of the Company’s Board of Directors.  The Company and Messrs. Brimmer and Copperud also entered into a non-competition agreement with Aspen.  Messrs. Brimmer and Copperud were each paid $250,000 by Aspen in connection with these agreements.  These payments were approved by the Company’s Audit Committee and Board of Directors.

In accordance with the provisions of SFAS 144, the Company has not included the results of operations of its former Medical Products Group in the results from continuing operations.  The results of operations for this business are reflected as discontinued operations.  The income (loss) from discontinued operations for the years ended September 30, 2005 and 2004 respectively, consist of the following:

	2005	2004

Revenue, Net	$710,574	$6,794,570

Cost of Goods Sold	470,320	4,126,870

Gross Profit	240,254	2,667,700

Total operating expenses	422,845	2,705,398

Net loss from operations	(182,591)	(37,698)

Gain on sale of assets:
Sale Price	6,500,000
Less costs and expenses
Accounts Receivable	927,376
Inventories	2,434,690
Prepaids	156,056
Property and Equipment, net	648,086
Intangibles, net	151,203
Deferred Debt Issuance Costs	142,236
Goodwill	355,563
Accounts Payable	(342,259)
Severance	100,000
Transaction, Legal, Transition and other	489,650
Total costs of sale	5,062,601

Net gain on sale before taxes	1,437,399
Income (loss) from discontinued operations before income taxes	$1,254,808	$(37,698)

The table below is a consolidation of the Emergency Oxygen Business and the Medical Product Groups.  In accordance with the provisions of SFAS 144, the Company has not included the results of operations of our former Medical Products Group and Emergency Oxygen Business in the results from continuing operations.  The results of operations for this business have been reflected as discontinued operations.  The income from discontinued operations for the years ended September 30, 2005 and 2004 respectively, consist of the following:

	2005	2004

Revenue, Net	$2,880,052	$8,415,346

Cost of Goods Sold	1,709,507	4,559,734

Gross Profit	1,170,545	3,855,612

Total operating expenses	1,381,159	3,574,661

Net (loss) income operations	(210,614)	280,951

Gain on sale of assets:
Sale Price	9,650,000
Less costs and expenses
Accounts Receivable	1,460,086
Inventories	2,640,009
Prepaids	178,892
Property and Equipment, net	2,662,571
Intangibles, net	1,333,227
Deferred Debt issuance Costs	142,236
Goodwill	415,761
Accounts Payable	(352,400)
Severance	135,000
Reserve related to working capital agreement	150,000
Deferred Revenue	(793,463)
Transaction, Legal, Transition and other	498,359
Total costs of sale	8,470,278

Net gain on sale before taxes	1,179,722
Income from discontinued operations before income taxes	$969,108	$280,951

NOTE 3 - Inventories

Inventories consisted of the following at September 30:

	2005	2004
Raw materials	$363,276	$481,832
Work in process	121,010	279,961
Finished goods	79,293	41,735

Total inventories	$563,579	$803,528

NOTE 4 - Property and Equipment

Property and equipment consisted of the following at September 30:

	2005	2004

Land	$1,160,562	$1,067,773
Building	935,944	1,065,113
Containers	17,940	3,254
Furniture and equipment	2,321,874	1,656,019
Total	4,436,320	3,792,159
Less: accumulated depreciation and amortization	(706,130)	(677,960)
Net	$3,730,190	$3,114,199

Depreciation and amortization expense on property and equipment was $371,925 and $161,626 for the years ended September 30, 2005 and 2004, respectively.

NOTE 5 - Other Accrued Expenses

Other accrued expenses consisted of the following at September 30:

	2005	2004
Accrued professional fees	$8,474	$19,470
Accrued property taxes	27,132	39,409
Accrued sales and income tax	47,332	16,885
Other accrued expenses	5,500	134,480
Total	$88,438	$210,244

NOTE 6 - Line of Credit, Bank

During January 2005, the Company entered into a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit is subject to a defined borrowing base.  Amounts outstanding are due on January 1, 2006 and bear interest at prime plus .5% (6.75% at September 30, 2005).  The line of credit is collateralized by substantially all of the Company’s current assets.  At September 30, 2005 there were no borrowings outstanding under this agreement and the Company had the entire amount available under the borrowing base formula.

The Company in July 2003, entered into a $1,000,000 line of credit agreement with Citizens Independent Bank. The line of credit was subject to a defined borrowing base any amounts outstanding were due on April 1, 2005 and bear interest at prime plus .5% (5.25% at September 30, 2004). The line of credit was collateralized by substantially all assets of the Company. On November 26, 2003, concurrent with the asset acquisition by LifeSafe Services, the Company and Citizens Independent Bank entered into an amendment to the line of credit agreement to increase the amount of borrowings available on the line of credit agreement from $1,000,000 to $1,800,000. As of September 30, 2004, outstanding borrowings under the line of credit agreement were $1,440,921. With the Medical Products Group sale to Aspen Surgical, in November of 2004 (See Note 2).  The Company repaid the then outstanding balance due on this facility and cancelled this credit agreement.

The Company’s indebtedness to Citizens Independent Bank under the line of credit agreement and the term loan is guaranteed by Mr. Kenneth W. Brimmer, the Company’s Chief Executive Officer and a director and Mr. Gary Copperud, a director of the Company. In exchange for the guaranty, Messr’s Brimmer and Copperud were each granted five-year options to purchase 50,000 shares of its common stock, vested immediately, with an exercise price of $6.00. The options which were valued at $175,000 as debt issuance costs to be amortized over 5 years. The remaining unamortized debt issuance costs was eliminated on June 30, 2005 as part of the disposal of the Emergency Oxygen Business and was expensed to discontinued operations.

NOTE 7 - Long-Term Debt

On May 9, 2005 and May 10, 2005, the Company completed a mortgage financing relating to eight parcels of real estate used by the Company’s subsidiary, Burger Time Acquisition Corporation (“BTAC”), in BTAC’s operation of a chain of fast-food, drive-thru restaurants under the Burger Time name.

To facilitate the mortgage financing, the Company created a wholly-owned subsidiary, BTAC Properties, Inc., a Minnesota corporation (“BTAC Properties”) and transferred to BTAC Properties eight parcels of real estate located in Minnesota and North Dakota.

On May 9, 2005, BTAC Properties received $995,000 relating to the North Dakota properties and on May 10, 2005, BTAC Properties borrowed $1,060,000 relating to the Minnesota properties from StanCorp Mortgage (the “Lender”).  In consideration of these loans, BTAC Properties issued two promissory notes to the Lender, one in the amount of $995,000 and one in the amount of $1,060,000.  Kenneth W. Brimmer, our Chief Executive Officer and a director, and Gary Copperud, our director, are also joint and several borrowers with BTAC Properties on the notes.  Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the notes.  The participation of Messrs. Brimmer and Copperud in the notes transaction was approved by the Company’s Audit Committee.  To facilitate the payment by BTAC Properties of the obligations under the notes, BTAC and BTAC Properties have entered into leases for each of the eight properties.  The rent amounts to be paid by BTAC to BTAC Properties under the leases have been assigned to the Lender for repayment of amounts owed under the notes.

The notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621, with the final payment due June 1, 2020.  The obligations of the notes are collateralized by a mortgage, assignment of rents, security agreement and fixture filing in favor of the Lender on each of the eight properties.

In November 2003, the Company entered into a five-year term loan in the amount of $1,500,000 with Citizens Independent Bank.  The terms of the loan required monthly principal and interest payments of approximately $27,900 at an interest rate of prime plus 0.5% (5.25% at September 30, 2004).  The loan was collateralized by substantially all of the Company’s assets.  The term note was paid in full in November 2004.  For the years ending September 30, 2005 and 2004 the long-term debt consisted of the following:

	2005	2004
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,175 including interest at 8.5%, due February 2011, collateralized by building and land held for sale.	$766,631	$844,094
Note payable to Citizens Independent Bank. Paid in full on November 8, 2004.	0	1,247,439
Note payable to former owner of LifeKit.com. Paid in full on June 30, 2005.	0	127,978
Note payable to Barry Medical Corporation. Paid in full on June 30, 2005.	0	0
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $9,089 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Elk River, Waite Park, Moorhead and Detroit Lakes.	1,049,240	0
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,532 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Minot, Grand Forks, Bismarck and Fargo.	984,898	0
Note payable to Burger Time Corporation. Paid in full on November 8, 2004.	0	100,000
Contracts for deed due to Burger Time Corporation. Paid in full on November 8, 2004.	0	2,000,000
Totals	2,800,769	4,319,511
Less current portion	(121,037)	(534,448)
Long-term portion	$2,679,732	$3,785,063

Future maturities on long-term debt for the years ending September 30 are as follows:

2006	$121,037
2007	129,647
2008	138,719
2009	148,779
2010	159,412
Thereafter	2,103,175

Total	$2,800,769

NOTE 8 - Capital Lease Obligation

The Company had a lease agreement for the use of equipment which expired in August 2004.  The lease was recorded as a capital lease obligation and bore interest at 5%.  The obligation was collateralized by the property under lease. The total cost of the leased equipment was $12,631. The Company paid $5,268 during the year ended September 30, 2004 and the title to the equipment was transferred to the Company. The Company has no capital lease obligations as of September 30, 2005.

NOTE 9 - Stockholders’ Equity

During the year ended September 30, 2005, warrants to purchase 500 shares were exercised and proceeds were $2,000.  During the year ended September 30, 2005, the Company issued five-year options to the Board of Directors and an employee to purchase 32,500 shares at $6.00. A portion of these options were subject to forfeiture under certain performance criteria. These options were valued at a range of $2.25 to $2.97 using the Black Scholes pricing method.

Stock Warrants

In connection with a registered offering that was completed in October 2000, the Company issued warrants to purchase common stock.  At September 30, 2005, there were outstanding common stock purchase warrants to purchase 369,793 shares at $4.00 per share.  On May 13, 2005, the Company’s Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2008 at 5:00 p.m. Central time.  There was not an accounting charge related to the extension of the warrants.

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

The Company cancelled certain options to a consultant as a result of the sale of the Medical Products Group and accounted for them in discontinued operations.

Information regarding stock options is summarized below:

	Number of Options	Weighted Average Exercise Price	Range of Option Exercise Price

Options outstanding, September 30, 2003	252,000	$5.98	$3.63-9.74
Granted	205,000	5.83	4.95-6.00
Cancelled	(18,000)	5.61	4.63-7.50
Exercised	—	—	—

Options outstanding, September 30, 2004	439,000	5.92	3.63-9.74
Granted	32,500	6.00	6.00
Cancelled	(126,000)	5.61	4.63-7.50
Exercised	—	—	—

Options outstanding, September 30, 2005	345,500	$5.96	$3.63-$9.74
Options exercisable, September 30, 2005	317,500	$5.89	$3.63-$9.74
Options exercisable, September 30, 2004	305,666	$5.85	$3.63-$9.74

The following table summarizes information about stock options outstanding at September 30, 2005:

	Options outstanding			Options exercisable
Exercise prices	Number outstanding	Weighted- average remaining contractual life	Weighted- average exercise price	Number Exercisable	Weighted- average Exercise price
$ 3.63-$5.25	45,000	2.86	$3.91	45,000	$3.91
$ 5.35-$7.95	290,500	4.39	6.15	266,500	6.14
$ 9.74	10,000	6.33	9.74	6,000	9.74
$ 3.63-$9.74	345,500	4.48	$5.96	317,500	$5.89

NOTE 10 - Income Taxes

At September 30, 2005 the Company did not have any federal or state operating loss carryforwards. The Company also has research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013.  Future changes in the ownership of the Company may place limitations on the use of these carryforwards.  The provision for income taxes from continuing operations consisted of the following components for the years ended September 30:

	2005	2004
Current:
Federal	$(207,600)	$—
State	(20,000)	—
Deferred	59,600	88,600
	$(168,000)	$88,600

The Company’s total deferred tax liabilities and deferred tax assets consisted of the following at September 30:

	2005	2004
Total deferred tax assets	$99,000	$128,400
Total deferred tax liabilities	0	(117,000)
	$99,000	$11,400

These amounts have been presented in the Company’s financial statements as follows at September 30:

	2005	2004
Current deferred tax asset	$46,000	$128,400
Non-current deferred tax asset	53,000	0
Non-current deferred tax liability	0	(117,000)
	$99,000	$11,400

The Company’s deferred tax assets and liabilities are as follows at September 30:

	2005	2004
Deferred tax assets:
Accrued liabilities	$16,200	$29,000
Allowance for doubtful accounts	1,400	12,000
Inventory valuation adjustments	14,300	74,400
Net operating loss carryforwards	0	13,000
Intangible assets	62,000	0
Other	14,100	0
	108,000	128,400
Deferred tax liabilities:
Depreciation	(9,000)	(117,000)
Net Deferred Tax Asset	$99,000	$11,400

Reconciliation between the statutory rate and the effective tax rate for continuing operations for the years ended September 30 is as follows:

	2005	2004
Federal statutory tax rate	(34.0)%	34.0%
State taxes, net of federal benefit	(3.5)	1.5
Other	0	(.05)

Effective tax rate	(37.5)%	35.0%

NOTE 11 - Related Party Transactions

In September 1998, the Company entered into certain royalty agreements. A former officer received royalties on medical product sales under certain these royalty agreements.  Royalty expense for the years ended September 30, 2005 and 2004 under these agreements was $5,195 and $54,044, respectively.  With the sale of the Medical Products Group to Aspen in November 2004, (see Note 2) the Company no longer sells, markets or distributes products under this agreement.

NOTE 12 - Retirement Savings Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code.  The Plan covers substantially all full-time employees who have reached the age of 18 and have been employed by the Company for one year or worked 1,000 or more hours during the year.  The Company will match 25% of the first 6% of employee contributions.  Company contributions to the 401(k) plan, which are made at the discretion of management, for the years ended September 30, 2005 and 2004 were $8,394 and $21,132, respectively.

NOTE 13 -  Commitments and Contingencies

Operating Leases

The Company leases a building in Jacksonville, Texas under a monthly lease agreement with a base rent of $9,000.  The Company currently is negotiating to purchase the building and expects to complete the purchase for $675,000 in fiscal 2006.

In January of 2005, the Company, through Burger Time, leased a property, land and building, at its Watertown location.  Base rent is $2,000 plus property taxes of $113, per month and rent expense was $22,130 for the year ended September 30, 2005.  The term of the lease is for one year, expiring on December 31, 2005, and the Company has the option to extend the lease to another year (exercisable upon written notice to Landlord not later than December 1, 2005). The Company has the right to purchase this location for $275,000.

In July 2004, the Company, through Burger Time, assumed a lease for land at its Sioux Falls location. Base rent is $1,000 per month and was $12,000 and $3,000 for the year ended September 30, 2005 and 2004, respectively.

In October 2005, the Company leased office space in Minnetonka, Minnesota.  Base rent is $ 2,460 per month.  The term of the lease expires on December 31, 2008. No payments were made in fiscal 2005.

In addition, the Company leases certain equipment under leases expiring through April 2007.  Monthly base rent for the equipment is $1,865. Total rent and equipment expense was $222,709 and $171,893 for the years ended September 30, 2005 and 2004, respectively.

Future minimum rental payments for the years ending September 30 are as follows:
2006	$87,712
2007	36,582
2008	16,368
2009	16,368
2010	16,368
Total	$173,398

Stock Repurchase Program

On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares replacing a repurchase program originally adopted in September 2001.  As of September 30, 2005 and 2004, the Company has purchased 110,235 and 62,700 common shares, respectively for a cost of $651,594 and $435,507, respectively.  The Company retired 103,235 shares during the year ended September 30, 2005.

LifeSafe Franchise Agreement

During the year ended September 30, 2004, the Company assumed a franchise agreement related to certain exclusive territories for leasing a proprietary emergency oxygen system. The agreement requires payments of $8,081 monthly. Royalty expense under this agreement was $74,466 and $80,806 for the years ended September 30, 2005 and 2004, respectively. This agreement was transferred to Life Safe Services LLC upon completion of sale of the Company’s Emergency Oxygen services business in June 2005 (see note 2).

NOTE 14 - Concentrations

During the year ended September 30, 2005, the Company had one customer from our Contract Manufacturing Business representing 25.3% of sales constituting 92% of the accounts receivable balance and two vendor from its restaurant business representing 16.4% of purchases. During the year ended September 30, 2005, the Company had accounts payable with one vendor representing 6.1% of total accounts payable and sales with one customer represented 11.7% of sales representing 93% of the accounts receivable balance at September 30, 2004.

NOTE 15- International Operations

The Company had international sales of approximately $0 and $952,524 for the years ended September 30, 2005 and 2004, respectively and are included in income from discontinued operations.  The Company did not have any international sales related to continuing operations for the years ended September 30, 2005 and 2004.

NOTE 16- Supplemental Cash Flow Information

	2005	2004
Supplemental cash flow information:
Cash paid for interest	$51,118	$48,750

Noncash investing and financing activities:
Stock option issued for guarantee of long term debt	$0	$175,000
Goodwill related to purchase price adjustment of capital lease obligation		876
Issuance of long-term debt in connection with Burger Time assets		2,300,000
Issuance of long-term debt in connection with LifeKit intangible assets		150,000
Noncash in connection with purchase of Barry Medical
Inventory	$12,975	$0
Property and equipment	31,280	0
Intangibles	125,000	0
Goodwill	72,745	0
Note payable	(192,000)	0

Notes receivable in connection with sale of discontinued businesses	$1,200,000	$0

NOTE 17- Subsequent Events

Private Placement

On November 15, 2005, the Company entered into a subscription agreement with two private investors for the sale of 222,222 shares of its common stock to each investor for cash consideration of $4.50 per share. The closing date for the subscription agreements was November 30, 2005, subject to the right of the parties to establish a different closing date. At the closing, each investor delivered the purchase price of $999,999 for the 222,222 shares to be issued.

Site Equities/Paycenters

On November 22, 2005, the Company, through its newly created wholly-owned subsidiary, STEN Acquisition Corporation entered into a Loan and Merger Option Agreement with Site Equities International, Inc. and its wholly-owned subsidiary, Paycenters, LLC(“Paycenters”). Paycenters is engaged marketing and selling kiosks products used to facilitate bill payment and other financial transactions in retail locations.

Under the Agreement, the Company will make a loan of an aggregate amount of $2,000,000 to the Site Equities, which will be disbursed in three installments with $800,000 being disbursed on the date of the agreement. The loan is evidenced by a promissory note. Additional installments of $600,000 will be disbursed on or following on January 16, 2006 and March 16, 2006, respectively, provided that certain conditions are met. Interest will accrue on the outstanding and unpaid principal amount of the loan at a rate of 8% per annum. Site Equities will make interest only payments beginning on December 15, 2006 and continuing on June 15 and December 15 of each year thereafter until December 15, 2010, at which time the outstanding principal and accrued and unpaid interest under the loan is due and payable. However, if the Company notifies Site Equities that it intends to exercise its merger option (as described below), interest payments will be suspended for certain periods. If the merger becomes effective, the note evidencing the loan will be cancelled and all outstanding principal and interest owed under the loan will be deemed to have been paid in full as of the effective date of the merger. The loan is guaranteed by Paycenters pursuant to a guaranty and collateralized by all of the assets of Paycenters. Site Equities has also pledged the membership interest in Paycenters to the Company as collateral for the loan. Amounts under the loan are subordinate to certain other debt of Site Equities.

Pursuant to the Agreement, Site Equities and Paycenters granted to the Company the right and option to cause Site Equities and Paycenters to merge with and into the Company. Upon the consummation of the merger, the separate existence of Site Equities will cease and the Company will continue after the merger as the surviving entity and Paycenters will exist, immediately after the merger, as a wholly-owned subsidiary of the Company. The merger option is exercisable in the sole discretion of the Company at any time on or after the date of the Agreement, but no later than 270 days following disbursement of proceeds under the final installment of the loan. If the Company notifies Site Equities and Paycenters that it will pursue the merger option, the Company and its advisors will have access to the facilities, properties, books, records and all other information of Site Equities during normal business hours.

Upon the Company’s exercise of its merger option, Site Equities will execute and deliver an agreement and plan of merger (the “Plan of Merger”), and containing such other customary terms and conditions reasonably acceptable to the Company. The Plan of Merger will contain provisions regarding the composition of the Board of Directors of the Company following the merger and employment agreements with certain executives of Paycenters. Pursuant to the Plan of Merger, shareholders of Site Equities will receive as common stock of the Company as merger consideration. The number of shares of common stock to be received by Site Equities’s shareholders will be such that the Company’s shareholders immediately prior to the merger will own 50.25% of the common stock outstanding of the Company after the merger and Site Equities’s shareholders immediately prior to the merger will own 49.75% of the common stock outstanding of the Company after the merger. The percentage ownership of the Company’s shareholders and Site Equities’s shareholders will be determined on a fully diluted basis, and are subject to adjustment, as described below, for cash contribution by the Company to Site Equities. Immediately prior to the effective date of the merger, the Company will pay at least $3,000,000 in cash to Site Equities. The Company may, in its sole discretion, pay an amount greater than $3,000,000, with any such additional payments to Site Equites made in increments of $1,000,000 and not exceeding a maximum of $15,000,000. For each $1,000,000 in excess of $3,000,000 paid by the Company, the percentage ownership of the Company owned by the Site Equities shareholders immediately after the merger will decrease by 125 basis points. The parties have agreed to use their commercially reasonable best efforts to cause the merger to occur within 120 days following the delivery of the Company’s confirmation of its notice of intent to exercise the merger option and it is an event of default under the note if the Site Equities fails to obtain all required approvals from its shareholders within sixty days following delivery by the Company of the such confirmation notice.

In connection with the transactions, the principal shareholders of Site Equities, entered into a voting agreement, agreeing to vote the capital stock held by each for the approval of the merger and related transactions.

In connection with the agreement, the Company entered into letters of understanding with two employees, pursuant to which the two employees will remain employed by Site Equities for the period during which the Company may exercise its merger option, but their existing employment agreements with Site Equities will be suspended in favor of the terms of the letter of understanding. The letters of understanding also contain certain provisions regarding the salary, benefits and severance benefits available to each employee and provisions regarding employment with the Company following the merger.

While the Company continues to evaluate the issue, the terms of the Company’s agreement with Site Equities appears to qualify for consolidation under the provisions of FASB Interpretation 46, Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51 (FIN 46).

FIN 46 provides a new framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or hte right to receive returns generated by its operations.

FIN 46 requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns (if no party absorbs a majority of the VIE’s losses), or both.  A variable interest holder that consolidates the VIE is called the primary beneficiary.  Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities and non-controlling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest.  FIN 46 also required disclosures about VIEs that the variable interest holder is not required to consolidate but in which it has a significant variable interest.

The Company currently expects that its agreement with Site Equities will result in the Company being the primary beneficiary of Site Equities, a VIE.  Maximum loss exposure of the Company would be up to the amount loaned to Site Equities.  The likely conclusion is that the Company will be required to consolidate the financial position and results of operations of Site Equities beginning on November 22, 2005, the effective date of the agreement.