Form 10KSB/A
period 2005-09-30
STEN CORP
filed 2006-01-27
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No. 1 to

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

Based upon the closing price of the issuer’s common stock as reported by The Nasdaq Capital Market, the aggregate market value of such common stock held by non-affiliates of the issuer as of January 15, 2006 was approximately $5,636,709.

As of January 15, 2006, the issuer had outstanding 2,128,727 shares of common stock, $.01 par value.

Table of Contents to

Amendment No. 1 to Annual Report on Form 10-KSB

For the Year Ended September 30, 2005

Description of Amendment

This Amendment No. 1 to the Annual Report on Form 10-KSB of STEN Corporation is being filed to provide the information called for by Items 9-12 and 14 of Part III of Annual Report on Form 10-KSB for the year ended September 30, 2005.  Therefore, Items 9-12 and 14 of Part III are hereby amended to read as follows:

PART III

ITEM 9.                  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

INFORMATION REGARDING DIRECTORS

There are currently five members serving on the Company’s Board of Directors.  The Company’s Articles of Incorporation provide that the board of directors is classified into three classes, the members of each class to serve (after an initial transition period) for a staggered term of three years. As the term of each class expires, the successors to the directors in that class will be elected for a term of three years. Below is certain biographical and other information regarding the Company’s directors.

Class I Director: Term Expiring After Fiscal 2005

Gervaise Wilhelm, age 62.  Ms. Wilhelm has been a director of the Company since February 2000 and has served on the audit and compensation committee for the past two years.  Since 2005, she has served as the Chief Executive Officer of Closys Corporation, which develops, tests and manufactures arterial sealing devices.  She also is the managing director of Endomedical Technologies, a developer of endoscope barrier sheathing products, and has been affiliated with Endomedical Technologies since 1998.  Ms. Wilhelm served as the Chief Executive Officer of Paradigm Diagnostics, a food safety monitoring company from 2001 to 2005 and also served as a director. She is currently a director of Closys Corporation and Endomedical Technologies

Class II Directors: Terms Expiring After Fiscal 2006

Kenneth W. Brimmer, age 50.  Mr. Brimmer has been a director of the Company since February 1998. Mr. Brimmer has been the Company’s Chief Executive Officer since September 2003.  Mr. Brimmer also has been Chief Manager of Brimmer Company, LLC, a private investment company, since December 2001.  Mr. Brimmer was the Chairman and a Director of Active IQ Technologies, Inc. from April 2000 until June 2003 and was its Chief Executive Officer from April 2000 until December 2001.  Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and he was also its Treasurer from its inception in 1995 until April 2000. Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 until April 1997. Mr. Brimmer currently serves on the board of directors of New York Stock Exchange listed Landry’s Restaurants, Inc. Mr. Brimmer also is currently a member of the board of directors of Entrx Corporation, Hypertension Diagnostics, Inc. and Spectre Gaming, Inc. where he serves as Chairman.  Mr. Brimmer served as the Company’s interim Chief Executive Officer from October 2000 until November 18, 2000.

Gary Copperud, age 47.  Mr. Copperud has been a director of the Company since February 1998. Mr. Copperud has been President of the Company’s Burger Time Acquisition Corporation subsidiary since July 2004.  Mr. Copperud has been president/general manager of CMM Properties, LLC, an investment company with holdings in real estate and stocks, located in Fort Collins, Colorado, since 1993. Prior to that, Mr. Copperud was self-employed in the fields of securities and real estate investment and real estate development.

Class III Directors: Terms Expiring After Fiscal 2007

Jeffrey A. Zinnecker, age 49.  Mr. Zinnecker was appointed as a director in October 2003.  Mr. Zinnecker is president and owner of Zinncorp Inc., an information technology consulting company with offices in Minnesota.  Mr. Zinnecker has been managing Zinncorp since he founded it in 1989.  Prior to that, Mr. Zinnecker was employed as a technology consultant for Northern States Power Company.

Allan D. Anderson, age 52.  Mr. Anderson has been a director of the Company since October 2000.  Mr. Anderson is currently the Chief Financial Officer and a director of Reliafund, Inc.  Reliafund, Inc. is a third-party processing company of ACH transactions. In January 2001, Mr. Anderson sold his interest in RiverBend Solutions (“RiverBend”) having served as President since August 2000 and as Chief Financial Officer since January 2000. He was a director of RiverBend from 1995 to 2001. Mr. Anderson was the President of Metropolitan Financial Management, Inc. from 1997 to 1999 and served as its Treasurer from 1995 to 1999. He was a director of Metropolitan Financial Management, Inc. from 1991 to 1999. Prior to joining Metropolitan, he was the Chief Financial Officer of Pan Am Systems, Inc. from 1994 to 1995. Mr. Anderson has a degree in Accounting and worked as a CPA and Audit Manager with Arthur Andersen & Co. from 1976 through 1983.

CORPORATE GOVERNANCE

Description of Committees of the Board of Directors

The board of directors has established a Compensation Committee and an Audit Committee.  The composition and function of these committees are set forth below.

Audit Committee

The Company’s Audit Committee is comprised of Allan D. Anderson (Chair), Gervaise Wilhelm and Jeffrey A. Zinnecker.  The Audit Committee assists the board by reviewing the integrity of the Company’s financial reporting processes and controls; the qualifications, independence and performance of the independent auditors; and compliance by the Company with certain legal and regulatory requirements.  The Audit Committee has the sole authority to retain, compensate, oversee and terminate the independent auditors.  The Audit Committee reviews the Company’s annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission.  The Audit Committee reviews reports on various matters, including critical accounting policies of the Company, significant changes in the Company’s selection or application of accounting principles and the Company’s internal control processes.  The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor.  The Committee acts under a written charter first adopted and approved by the board of directors on April 27, 2000 and most recently amended on December 11, 2003.  During the fiscal year ended September 30, 2005, the Audit Committee met four times.

The board of directors has determined that all members of the Audit Committee are “independent” directors under the Nasdaq Marketplace Rules and the rules of the Securities and Exchange Commission.  The Company’s board of directors has reviewed the education, experience and other qualifications of each of the members of its Audit Committee.  After review, the board of directors has determined that Mr. Anderson meets the Securities and Exchange Commission definition of an “audit committee financial expert.”

Compensation Committee

The Compensation Committee reviews and makes recommendations to the board concerning salaries, bonus awards and benefits for officers and key employees.  Members of the Compensation Committee are Mr. Allan D. Anderson, Ms. Gervaise Wilhelm and Mr. Jeffrey A. Zinnecker.  During fiscal year ended September 30, 2005, the Compensation Committee met twice.

CODE OF ETHICS AND CODE OF CONDUCT

The Company has adopted a code of ethics relating to financial reporting that applies to its principal executive officer, principal financial officer, principal accounting officer and controller and other persons performing similar functions.  This code of ethics is included in the Company’s Code of Ethics filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission.

The Company has also adopted a code of business conduct applicable to each of its directors, officers and employees to promote the ethical handling of conflicts of interest, full and fair disclosure, and compliance with laws, rules and regulations.  This code of conduct is available on the Company’s website at www.stencorporation.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders (insiders) of the Company are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in the Company’s common stock.  To the Company’s knowledge, all insiders of the Company made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2005.

ITEM 10.               EXECUTIVE COMPENSATION

INFORMATION REGARDING EXECUTIVE OFFICERS

Below is certain biographical and other information regarding the Company’s Chief Financial Officer, Mark F. Buckrey.  Information regarding Kenneth W. Brimmer, the Company’s Chief Executive Officer and Gary Copperud, President of the Company’s subsidiary, Burger Time Acquisition Corporation, is set forth above under “Information Regarding Directors.”

Mark F. Buckrey, age 48.  Mr. Buckrey has served as the Chief Financial Officer of the Company since August 2002.  Mr. Buckrey joined the Company in November 2001 as Controller.  Prior to joining the Company, Mr. Buckrey was employed by Birch Bridge Communications, formerly Uniplex Corporation, for more than 10 years, first as Controller, and then as Vice President.

EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for the years indicated earned by or awarded to Kenneth W. Brimmer, the Company’s Chief Executive Officer effective as of September 23, 2003 (the “Named Executive Officer”).  None of the Company’s other executive officers earned or were awarded total cash compensation that exceeded $100,000 in fiscal year 2005.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year Ended Sept. 30,	Salary	Bonus	Securities Underlying Options		All Other Compensation

Kenneth W. Brimmer (1)	2005	$12,000	$—	—		—
Chief Executive Officer	2004	9,000	—	5,000	(2)	—
	2003	—	—	5,000	(2)	—

(1)   Mr. Brimmer began serving as the Company’s Chief Executive Officer as of September 23, 2003.

(2)   Represents options to purchase common stock granted to Mr. Brimmer as a member of the board of directors for service in the fiscal year noted.

No stock option grants were made to the Named Executive Officer during the fiscal year ended September 30, 2005.

The following table summarizes stock option exercises during the fiscal year ended September 30, 2005 and the total number of options held at the end of fiscal year 2005 by the Named Executive Officer.

Aggregated Option Exercises in Fiscal Year 2005 and

Fiscal Year End Option Values

	Shares		Number of Securities Underlying		Value of Unexercised
	Acquired		Unexercised		In-the-Money
	on	Value	Options at Sept. 30, 2005		Options at Sept. 30, 2005
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth W. Brimmer	—	—	70,000	—	—	~

(1)   The values have been calculated based on the closing bid price of $4.02 for the Company’s common stock as of September 30, 2005 (before payment of applicable income taxes).  No stock-options held by the Named Executive Officer were in the money at September 30, 2005.

Employment Agreements

The Company does not have a written employment agreement with Kenneth W. Brimmer, the Company’s Chief Executive Officer.  However, the Company’s board of directors adopted resolutions providing that Mr. Brimmer will be paid a monthly salary of $1,000 beginning in January 2004 and an incentive bonus up to $150,000, at the board’s discretion, payable on or about December 15, 2004.  The criteria used by the board in determining the bonus were based on the Company’s performance exceeding the financial goals established for the year.  In conjunction with the Company’s sale of its medical products business to Aspen Surgical in November 2004, Mr. Brimmer entered into a consulting agreement with Aspen Surgical pursuant to which Aspen Surgical paid him a consulting/non-compete fee of $250,000.  At the time of the closing of the transaction with Aspen Surgical, Mr. Brimmer and Compensation Committee determined that Mr. Brimmer would forgo any incentive payment for fiscal 2004.  Mr. Brimmer and the Compensation Committee also agreed that Mr. Brimmer’s employment arrangement would continue for fiscal 2005 and fiscal 2006 on terms similar to those of fiscal year 2004.  Therefore, for fiscal year 2005, Mr. Brimmer was paid a monthly salary of $1,000 and will be eligible for a discretionary incentive bonus, payable on or about December 15, 2005.  On November 15, 2005, the Compensation Committee, along with Mr. Brimmer, determined that Mr. Brimmer would forgo any incentive payment for fiscal 2005 and that he will be paid a monthly salary of $5,000 beginning in October 2005 and an incentive bonus would be determined at a future date and the bonus would be based on results in excess of the annual company plan.

The Company currently does not have a written employment agreement with Gary Copperud, who has been President of the Company’s BTAC subsidiary since July 2004.  For his service as President of BTAC, the Compensation Committee has determined that Mr. Copperud will be paid a salary of $1,000 per month, plus an annual discretionary bonus to be paid in December 2005.  In conjunction with the Company’s sale of its medical products business to Aspen Surgical in November 2004, Mr. Copperud entered into a consulting agreement with Aspen Surgical pursuant to which Aspen Surgical paid him a consulting/non-compete fee of $250,000.  On November 15, 2005, the Compensation Committee, along with Mr. Copperud, determined that Mr. Copperud would forgo any incentive payment for fiscal 2005 and that he will be paid a monthly salary of $5,000 beginning in October 2005 and an incentive bonus would be determined at a future date and the bonus would be based on results in excess of the annual company plan.

Director Compensation

The Company has historically paid its non-employee directors a fee of $1,000 per quarter and the chairman $1,250 per quarter.  The board, in its discretion, accepted no cash during fiscal year 2004 or 2003.  In November 2004, the Company paid each of Messrs. Anderson and Zinnecker and Ms Wilhelm, the Company’s independent directors, $4,000 representing compensation of $1,000 per quarter for service in each of the four quarters in calendar year ending December 31, 2004.  In November 2005, the Company paid each of its independent directors $4,000 representing compensation of $1,000 per quarter for each of the four quarters in calendar year ending December 31, 2005.

The Company also typically grants each board member an option to purchase its common stock for service in the fiscal year.  On November 28, 2005, each of Messrs. Anderson and Zinnecker and Ms. Wilhelm received a five-year option to purchase 2,500 shares of the Company’s common stock for board service in fiscal year 2005.  These options were granted under the Company’s 2000 Stock Option Plan.  The exercise price of these options is $6.00 per share, the fair market value of the Company’s common stock on the date of grant and the options are fully vested and exercisable as of the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents, as of January 15, 2006, certain information regarding beneficial ownership of the Company’s common stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the directors of the Company; (iii) each Named Executive Officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 10275 Wayzata Blvd S, Suite 310, Minnetonka, MN 55305.

Shares Beneficially Owned

Name of Beneficial Owner	Shares		Shares Acquirable within 60 Days (1)		Total	Percentage Beneficially Owned
Lyle Berman (2) 130 Cheshire Lane Minnetonka, MN 55350	222,222		0		222,222	10.4%
Gary A. Dachis (3) 10550 Wayzata Blvd. Minnetonka, MN 55305	222,222		0		222,222	10.4%
Allan D. Anderson (4)	0		20,000		20,000	1%
Kenneth W. Brimmer (4)(5)	379,415	(6)	147,247	(7)	526,662	23.1%
Gary Copperud (4)(8)	494,735		194,848		689,583	29.7%
CMM Properties, LLC	494,735		129,879		624,614	27.6%
Jeffrey A. Zinnecker (2)(9)	74,011		25,887		99,898	4.6%
Gervaise Wilhelm (2)	3,800		20,000		23,800	1%
All Current Officers and Directors as a Group (6 persons)	951,961		407,982		1,359,943	53.6%

* Less than 1%

(1)   Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)   Based on a Schedule 13G dated November 28, 2005 filed by the shareholder and any reports filed by the shareholder subsequent to such date under Section 16 of the Exchange Act of 1934, as amended.

(3)   Based on a Schedule 13G dated November 25, 2005 filed by the shareholder and any reports filed by the shareholder subsequent to such date under Section 16 of the Exchange Act of 1934, as amended.

(4)   Director.

(5)   Named Executive Officer.

(6)   Includes 67,715 shares beneficially owned by Mr. Brimmer through his IRA. Includes 235,700 shares over which Mr. Brimmer shares voting and dispositive power with his wife. Also includes 72,000 shares beneficially owned by Mr. Brimmer’s wife in her IRA.

(7)   Includes warrants to purchase 9,405 shares of common stock beneficially owned by Mr. Brimmer through his IRA. Includes warrants to purchase 63,437 shares held jointly by Mr. Brimmer and his wife. Includes warrants to purchase 9,405 shares held by Mr. Brimmer’s wife through her IRA.

(8)   Includes shares held by CMM Properties, LLC, of which Mr. Copperud is the President.  Mr. Copperud has voting and investment control over the shares held by CMM Properties, LLC.

(9)   Includes 10,600 shares held by Zinncorp, Inc., of which Mr. Zinnecker is the President.  Mr. Zinnecker has voting and investment control over the shares held by Zinncorp, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Burger Time Properties/StanCorp Guarantee

On May 9, 2005 and May 10, 2005, the Company completed a mortgage financing relating to eight parcels of real estate used by its wholly owned subsidiary, Burger Time Acquisition Corporation, (“BTAC”).  On May 9, 2005, BTAC Properties received $995,000 relating to the North Dakota properties and on May 10, 2005, BTAC Properties received $1,060,000 relating to the Minnesota properties from Standard Insurance Company (“StanCorp”).  In consideration of these loans, BTAC Properties issued two promissory notes to the Lender, one in the amount of $995,000 and one in the amount of $1,060,000.  Kenneth W. Brimmer, the Company’s Chief Executive Officer and a director and Gary C. Copperud, a director of the Company, are also joint and several borrowers with BTAC Properties on the Notes.  Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the notes.  The participation of Messrs. Brimmer and Copperud in the notes transaction was approved by the Company’s Audit Committee.

Burger Time Purchase Note Guarantee

On July 1, 2004, the Company completed the purchase, through BTAC, of substantially all of the assets and certain liabilities of Burger Time Corporation (“Burger Time”) relating to Burger Time’s fast food restaurant business operated under the same name.  In connection with this purchase, Gary Copperud, a director of the Company, personally guaranteed the obligations of BTAC relating to the purchase.  The obligations guaranteed by Mr. Copperud in conjunction with BTAC were satisfied by the Company in November 2004. Mr. Copperud received no consideration from the Company or BTAC in exchange for his guaranty, which was approved by the Company’s Audit Committee.

Citizen Independent Bank Guarantee

The Company’s indebtedness to Citizens Independent Bank of Hopkins is guaranteed by Kenneth W. Brimmer, the Company’s Chief Executive Officer and a director, and Gary Copperud, a director of the Company. In exchange for this guaranty, the Company’s Audit Committee approved a grant on December 11, 2003 to each of Mr. Brimmer and Mr. Copperud of a five-year non-qualified option to purchase 50,000 shares from the Company’s 2000 Stock Option Plan.  The exercise price of these options is $6.00 per share, which was in excess of the fair market value of the Company’s common stock on the date of grant.  The option and the guaranty by Messrs. Brimmer and Copperud were approved by the Company’s Audit Committee.  The obligations guaranteed by Messrs. Brimmer and Copperud were satisfied by the Company in November 2004.

ITEM 13. EXHIBITS

31.1         Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2         Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Virchow, Krause & Company, LLP, independent registered public accounting firm and certified public accountants, served as independent accountants of the Company for the fiscal year ended September 30, 2005. The Company has selected Virchow, Krause & Company, LLP to serve as its auditors for the year ended September 30, 2006.

The following is an explanation of the fees billed to the Company by Virchow, Krause & Company, LLP for professional services rendered for the fiscal years ended September 30, 2005 and September 30, 2004, which totaled $ 135,150 and $121,323, respectively.

Audit Fees

The aggregate fees billed to the Company for professional services related to the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-QSB, or other services normally provided by Virchow, Krause & Company, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2005 and September 30, 2004 totaled $115,375 and $79,141, respectively.

Audit-Related Fees

The aggregate fees billed to the Company for professional services for assurance and related services by Virchow, Krause & Company, LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “Audit Fees,” including statutory filings and accounting consultations.  These services related to audits of acquisitions required with Form 8-K filings for the fiscal years ended September 30, 2005 and September 30, 2004 totaled $0 and $34,077, respectively.

Tax Fees

The aggregate fees billed to the Company by Virchow, Krause & Company, LLP for professional services related to tax compliance, tax advice, and tax planning, including services related to the Company’s federal, state, franchise and income tax filings for the fiscal years ended September 30, 2005 and September 30, 2004 totaled $19,775 and $8,105, respectively.

All Other Fees

There were no additional fees for professional services or products not previously disclosed for fiscal years ended September 30, 2005 and 2004.

Audit Committee Pre-Approval Procedures

The Company has adopted pre-approval policies and procedures for the Audit Committee require the Audit Committee to pre-approve all audit and all permitted non-audit engagements and services (including the fees and terms thereof) by the independent auditors, except that the Audit Committee may delegate the authority to pre-approve any engagement or service less than $5,000 to one of its members, but requires that the member report such pre-approval at the next full Audit Committee meeting. The Audit Committee may not delegate its pre-approval authority for any services rendered by the Company’s independent auditors relating to internal controls. These pre-approval policies and procedures prohibit delegation of the Audit Committee’s responsibilities to Company management.  Under the policies and procedures, the Audit Committee may pre-approve specifically described categories of services which are expected to be conducted over the subsequent twelve months on its own volition, or upon application by management or the independent auditor.

All of the services described above for 2005 were pre-approved by the Audit Committee or a member of the Committee before Virchow, Krause & Company, LLP was engaged to render the services.

SIGNATURES

                    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on January 27, 2006.

STEN CORPORATION

By:	/s/ Kenneth W. Brimmer
Kenneth W. Brimmer
Chief Executive Officer

POWER OF ATTORNEY

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 27, 2006.

/s/ Kenneth W. Brimmer	Director, Chief Executive Officer
Kenneth W. Brimmer	(Principal Executive Officer)

/s/ Mark F. Buckrey	Chief Financial Officer
Mark F Buckrey	(Principal Financial Officer)

/s/ Gary Copperud **	Director
Gary Copperud

/s/ Gervaise Wilhelm **	Director
Gervaise Wilhelm

/s/ Allan D. Anderson **	Director
Allan D. Anderson

/s/ Jeffrey A. Zinnecker **	Director
Jeffrey A. Zinnecker

**	By:	/s/ Kenneth W. Brimmer
Kenneth W. Brimmer, Attorney-In-Fact