Form 10QSB
period 2005-12-31
STEN CORP
filed 2006-02-10
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

[  ]   YES      [X]   NO

At January 20, 2006, 2,128,727 shares of the issuer’s Common Stock were outstanding.

Page F- 1

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I-FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at December 31, 2005 (unaudited) and September 30,
2005 (audited)

Consolidated Statements of Operations for the Three Months Ended
December 31, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2005 and 2004
(unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION:

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6	Exhibits

SIGNATURES

Page F- 2

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2005 (unaudited)	September 30, 2005 (audited)
CURRENT ASSETS
Cash and cash equivalents	$3,077,196	$2,648,044
Certificates of deposit	922,686	912,609
Accounts receivable, net	380,270	377,327
Inventories	635,457	563,579
Deferred income taxes	46,000	46,000
Current portion of note receivable	321,869	370,708
Other current assets	147,628	94,624
Total Current Assets	5,531,106	5,012,891
PROPERTY AND EQUIPMENT, NET	3,658,282	3,730,190
OTHER ASSETS
Intangible assets, net	84,528	90,041
Note receivable, net of current portion	630,000	665,000
Investment in Site Equities International	811,433	0
Prepaid mortgage costs	92,088	93,678
Assets of discontinued business held for sale	748,248	728,680
Deferred income taxes	53,000	53,000
Net cash surrender value of life insurance	46,749	46,749
Total Other Assets	2,466,046	1,677,148
TOTAL ASSETS	$11,655,434	$10,420,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$123,131	$121,037
Accounts payable	237,851	440,493
Accrued payroll and related taxes	103,087	228,136
Other accrued expenses	26,388	88,438
Accrued income taxes including those related to discontinued operations	61,173	266,160
Liabilities of discontinued businesses	0	69,069
Total Current Liabilities	551,630	1,213,333
LONG-TERM LIABILITIES
Long-term debt, net of current portion	2,648,111	2,679,732
Total Liabilities	3,199,741	3,893,065
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	21,279	16,843
authorized, 5,000,000 undesignated shares authorized, 2,128,727 and 1,697,583 common shares issued and 2,127,927 and 1,684,283 outstanding
Additional paid-in capital	5,062,661	3,070,531
Retained earnings	3,371,753	3,439,790
Total Stockholders’ Equity	8,455,693	6,527,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,655,434	$10,420,229

See accompanying notes to consolidated financial statements.

Page F- 3

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended December 31,

(unaudited)

	2005	2004
SALES, NET	$2,023,728	$1,662,446
COST OF GOODS SOLD	1,851,023	1,582,389
Gross Profit	172,705	80,057
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	295,159	120,138
Loss from Operations	(122,454)	(40,081)
OTHER EXPENSE
Interest income	51,179	0
Interest expense	(33,262)	(13,166)
Net Other Income (Expense)	17,917	(13,166)
Loss from Continuing Operations Before Income Taxes	(104,537)	(53,247)
BENEFIT FOR INCOME TAXES	(36,500)	(18,602)
LOSS FROM CONTINUING OPERATIONS	(68,037)	(34,645)
INCOME FROM DISCONTINUED OPERATIONS	0	1,479,759
PROVISION FOR INCOME TAXES FROM DISCONTINUED OPERATIONS	0	606,883
NET INCOME FROM DISCONTINUED OPERATIONS	0	872,876
NET INCOME (LOSS)	$(68,037)	$838,231
LOSS PER SHARE FROM OPERATIONS:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)
INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$0.00	$0.50
Diluted	$0.00	$0.47
NET INCOME (LOSS) PER SHARE:
Basic	$(0.04)	$0.48
Diluted	$(0.04)	$0.45
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	1,905,775	1,731,379
Diluted	1,905,775	1,868,030

See accompanying notes to consolidated financial statements.

Page F- 4

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended
	December 31,
	2005	2004

Cash flows from operation activities:
Net Income (loss)	$ (68,037)	$ 838,231
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	117,446	167,798
Compensation related to non-employee stock option	0	7,784
(Income)/loss from operations of discontinued operations	0	124,499
Gain on sale of discontinued business	0	(1,604,258)
Changes in certain assets and liabilities:
Accounts receivables, net	(2,943)	195,156
Inventories	(71,878)	67,211
Other current assets	(53,004)	66,964
Accounts payable	(202,642)	(218,763)
Accrued payroll and related taxes	(125,049)	(173,012)
Accrued income taxes	(204,987)	0
Other accrued expenses	(62,050)	(158,215)
Net Cash flows from operating activities	(673,144)	(686,605)

Cash flows from investing activities:
Gain on investments in certificate of deposit	(10,077)	0
Proceeds from the sale of discontinued business	0	6,000,000
Investment in Site Equities International	(811,433)	0
Purchases related to assets held for sale	(2,850)	0
Purchases of property and equipment	(55,153)	(87,006)
Payments received on notes receivable	83,839	0
Net Cash flows from investing activities	(795,674)	5,912,994

Cash flows from financing activities:
Net increase (decrease) in line of credit, bank	0	(1,440,921)
Payments on long-term debt	(29,527)	(3,482,084)
Repurchase of common shares	(3,432)	0
Proceeds from sale of common stock	1,999,998	0
Proceeds from exercise of stock warrants	0	1,600
Net Cash flows from financing activities	1,967,039	(4,921,405)

Net cash used in discontinued operations	(69,069)	84,911

Net increase in cash and cash equivalents	429,152	389,895

Cash and cash equivalents - beginning of period	2,648,044	431,942
Cash and cash equivalents - end of period	$ 3,077,196	$ 821,837

Supplemental cash flow information:
Cash paid for interest	$ 33,262	$ 13,166

Noncash investing and financing activities:
Note receivable in connection with sale of discontinued business	$ 0	$ 500,000
Property and equipment reclassed as assets of discontinued business held for sale	$ 16,718	$ 0

See accompanying notes to consolidated financial statements.

Page F- 5

STEN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 AND 2004

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

Accounts Receivable – Accounts receivable are shown net of an allowance for doubtful accounts of approximately $3,250 and $4,000 at December 31, 2005 and September 30, 2005, respectively.

Amortization – Intangible assets are being amortized over their estimated useful lives using the straight-line method.

Notes Receivable – Notes receivable consists of $251,869 due from Aspen related to the sale of our Medical Products Group.  The note is unsecured and bears interest at 4.75% per annum.  Aspen is obligated to repay the note in six equal quarterly installments of $83,333 beginning on May 8, 2005 until August 8, 2006.  Notes receivable also includes $700,000 due from Life Safe Services, LLC related to the sale of our Emergency Oxygen Service Business, which is in the form of a subordinated promissory note personally guaranteed by the owners of Life Safe Services, LLC.  The Life Safe Note bears interest at a rate of 7.25% per annum.  The Life Safe Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42.  Our rights under the LifeSafe Note are subordinate to those of the Buyer’s senior lender.

Page F- 6

Debt Issuance Costs – Debt issuance costs are amortized over the life of the loan using the straight-line method.  On May 10, 2005, we completed a mortgage financing relating to real estate used by our subsidiary, Burger Time Acquisition Corporation.  In the course of closing the mortgages, we incurred costs of $87,734.  These mortgage costs are being amortized over of the life of the notes (15 years), we expensed $1,589 for the quarter.  Amortization expense related to the debt issuance cost was $0 and $3,597 for the three months ended December 31, 2005 and 2004, respectively.  At the time of the sale of our Medical Products Group, we repaid all borrowings under the credit facility existing at that time and the borrowing arrangement was cancelled.  The remaining unamortized debt issuance cost of $142,236 was expensed in the three months ended December 31, 2004 and is reflected in the gain from discontinued operations (Note 14).

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

Research and Development – We expense all costs related to product research and development as incurred.  Research and development expense was $0 and $769 for the three months ended December 31, 2005 and 2004, respectively.

Assets of Discontinued Business Held For Sale – As a part of the sale of our Medical Products Group in November 2004, we are selling our former headquarters and operations facility located in Ham Lake, Minnesota.  Accordingly, we have reflected the carrying value of the building as an asset of discontinued business held for sale as of December 31, 2005.  As a result, we have discontinued recording depreciation on the building.  The sale of the building to OLD Holdings LLC was completed on January 11, 2006 and as a result, we will recognize a pre tax gain of approximately $600,000 in the quarter ended March 31, 2006 – See Note 15.

Common Stock Purchase Warrants - In connection with a registered offering that was completed in October 2000, we issued warrants to purchase common stock.  At December 31, 2005, there were outstanding common stock purchase warrants to purchase 369,793 shares at $4.00 per share.  On May 11, 2005, our Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2008.  There was no accounting charge related to the extension of the warrants.

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

Page F- 7

Three Months Ended December. 31,
	2005	2004
Net Income (loss):
As reported	$ (68,037)	$ 838,231
Pro forma	$ (91,331)	$ 807,943
Net Income (loss) per share basic:
As reported	$ (0.04)	$ 0.48
Pro forma	$ (0.05)	$ 0.47
Net Income (loss) per share diluted:
As reported	$ (0.04)	$ 0.45
Pro forma	$ (0.05)	$ 0.43

Stock based compensation:
As reported	$ 0	$ 7,784
Pro forma	$ 23,294	$ 30,288

The pro forma amounts may not be representative of the effects on reported net loss for future years. The per share, weighed-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Fiscal 2006	Fiscal 2005
Risk free interest rate	5.75%	5.00-5.75%
Expected life of options granted	5 years	5 years
Expected volatility range	50.0%	50.0%
Expected dividend yield	0%	0%

Recent Accounting Pronouncements – In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151 – Inventory Costs, an amendment of ARB No. 43, Chapter 4, which clarifies the types of costs that should be expensed rather than capitalized as inventory.  This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized.  The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and we will adopt this standard in our fiscal year 2006.  No material impact on our consolidated financial statements was incurred from the adoption of this standard.

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

Page F- 8

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

Inventories consisted of the following at:

	December 31, 2005	September 30, 2005

Raw materials	$509,374	$363,276
Work in process	75,634	121,010
Finished goods	50,449	79,293
Total Inventories	$635,457	$563,579

Note 4.  Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding for the reporting period.  Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.  Options totaling 285,000 and 207,500 shares were excluded from the computation of diluted earnings per share for the three months ended December 31, 2005 and 2004 as their effect was anti-dilutive.  For the three months ended December 31, 2005 and 2004, options reflecting 0 and 136,651 shares of common stock, respectively, were included in the weighted average share calculation.

	Three months ended,
	December 31, 2005	December 31, 2004
Loss from continuing operations	$ (68,037)	$ (34,645)
Income from discontinued operations	0	872,876
Net income (loss)	(68,037)	838,231
Net income (loss) per share – basic
Weighted average shares outstanding	1,905,775	1,731,379

Net income (loss) per share – basic	$ (0.04)	$ 0.48
Net income (loss) per share – diluted
Weighted average shares outstanding	1,905,775	1,731,379
Effect of diluted securities	0	136,651
Weighted average shares outstanding	1,905,775	1,868,030

Net income (loss) per share – diluted	$ (0.04)	$ 0.45

 Note 5.  Income Taxes

We recorded a benefit from income taxes of $36,500 and $18,603 relating to income from continuing operations for the three months ended December 31, 2005 and December 31, 2004, respectively.  We recorded a provision for income taxes of $0 and $606,883 relating to the discontinued operations for the three months ended December 31, 2005 and 2004, respectively.

Page F- 9

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

Our current deferred tax asset as of December 31, 2005 and September 30, 2005 was $46,000.  The long term deferred tax liability as of December 31, 2005 and September 30, 2005 was $53,000.

Note 7.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	December 31, 2005		September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$100,000	$ 17,374	$100,000	$12,496	120
Franchise Agreements	187,059	187,059	187,059	187,059	84
Other intangibles	3,172	1,270	3,172	635	60

Total	$290,231	$205,703	$290,231	$200,190

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 7.98 years).  Amortization of intangible assets was $5,513 and $1,666 for the three months ended December 31, 2005 and 2004, respectively.  Estimated amortization expense of intangible assets for the years ending September 30, 2006, 2007, 2008, 2009, and 2010 is $10,634 per year.  In September 2005, we determined that the Hot’N Now Franchise Agreements were impaired and accordingly we established a valuation reserve to fully reserve for the net book value of $172,329.

Note 8.  Line of Credit, Bank

During January 2005, we entered into a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit is subject to a defined borrowing base.  Amounts outstanding are due on April 1, 2006 and bear interest at prime plus .5% (6.75% at December 31, 2005).  The line of credit is collateralized by our receivables and inventory.  At December 31, 2005 there were no borrowings outstanding under this agreement and the Company had the entire amount available under the borrowing base formula.

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

Page F- 10

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

Long-term debt consisted of the following:

	December 31, 2005	September 30, 2005
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,175 including interest at 8.5%, due February 2011, collateralized by building and land held for sale.	$ 758,294	$ 766,631
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $9,089 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Elk River, Waite Park, Moorhead and Detroit Lakes.	1,038,310	1,049,240
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,532 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Minot, Grand Forks, Bismarck and Fargo.	974,638	984,898
Totals	2,771,242	2,800,769
Less current portion	(123,131)	(121,037)
Long-term portion	$ 2,648,111	$ 2,679,732

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

The following table set forth certain financial information for each of our business segments described above for the three months ending December 31, 2005 and 2004.  (Corporate and contract manufacturing identifiable assets also includes the identifiable assets related to discontinued businesses.)

	Corporate and Contract Manufacturing	BTAC	Total

Quarter ended December 31, 2005
Revenues	$ 550,917	$ 1,472,811	$ 2,023,728
Income (loss) from operations	(124,506)	2,051	(122,455)
Identifiable assets	6,763,931	4,891,503	11,655,434
Depreciation and amortization	21,160	96,286	117,446
Capital Expenditures	37,571	17,583	55,153

Quarter ended December 31, 2004
Revenues	$ 425,746	$ 1,236,700	$ 1,662,446
Loss from operations	(2,706)	(37,375)	(40,081)
Identifiable assets	7,314,605	3,092,763	10,407,368
Depreciation and amortization	110,200	57,598	167,798
Capital Expenditures	26,931	60,075	87,006

Page F- 11

Note 11.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares replacing a repurchase program originally adopted in September 2001.  We purchased a total of 800 shares of common stock for a cost of $3,432 during the quarter ended December 31, 2005.

Note 12.  Sale of Securities

Private Placement - On November 15, 2005, we entered into a subscription agreement with two private investors for the sale of 222,222 shares of our common stock to each investor for cash consideration of $4.50 per share. The closing dates for the subscription agreements were November 25, 2005 and November 30, 2005.  At the closing, each investor delivered the purchase price of $999,999 for the 222,222 shares issued.

Note 13.  Acquisitions and Disposition of Assets

Site Equities/Paycenters – On November 22, 2005, the Company, through its wholly-owned subsidiary, STEN Acquisition Corporation, entered into a Loan and Merger Option Agreement with Site Equities International, Inc. (“Site Equities”) and its wholly-owned subsidiary, Paycenters, LLC (“Paycenters”).  Paycenters is engaged in placing kiosks in retail locations that are used to facilitate bill payment and other financial transactions.

Under the Agreement, we will potentially loan up to an aggregate amount of $2,000,000 to Site Equities.  The original agreement contemplated funding in three separate installments.  An initial $800,000 was advanced on the date of the agreement.  The loan is evidenced by a promissory note.  The original agreement contemplated additional fundings of $600,000 on January 15, 2006 and on March 16, 2006, respectively, provided that certain conditions are met.  Interest accrues on the outstanding and unpaid principal amount of the loan at a rate of 8% per annum.  Site Equities is required to make interest only payments beginning on December 15, 2006 and continuing on June 15 and December 15 of each year thereafter until December 15, 2010, at which time the outstanding principal and accrued and unpaid interest under the loan is due and payable.  The November 22, 2005 agreement includes a merger option for STEN (as described below) and in the event that STEN concluded to exercise its merger option, interest payments will be suspended for certain periods.  If the merger becomes effective, the note evidencing the loan will be cancelled and all outstanding principal and interest owed under the loan will be deemed to have been paid in full as of the effective date of the merger.  The loan is guaranteed by Paycenters pursuant to a guaranty and collateralized by all of the assets of Paycenters.  Site Equities has also pledged the membership interest in Paycenters to the Company as collateral for the loan.  Amounts under the loan are senior to certain other debt of Site Equities.

In January 2006, we concluded not to advance the second payment called for by the Agreement on January 15, 2006 of $600,000 and we have entered into negotiations with Site Equities to restructure and amend the November 22, 2005 Agreement.  Among under things, we anticipate that the amended agreement will result in STEN abandoning STEN’s merger option.  In addition, Site Equities currently is seeking to raise additional capital from parties unrelated to STEN, and the raising of this additional capital likely will result in modifications to STEN’s Agreement with Site Equities.

While the Company continues to evaluate the issue and continues to renegotiate the terms of the current loan to Site Equities, it is the conclusion of management that the financial statements of Site Equities do not qualify for consolidation under the provisions of FASB Interpretation 46, “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51 (FIN 46).”  Had the results of Site Equities been consolidated for the period the pretax operating loss would have been increased by approximately $72,000 based upon STEN’s potential ownership, reflecting approximately 50% of the Site Equities loss during the quarter, net of minority interest.  Our conclusion is that the current loan to Site Equities is more appropriately characterized as a secured loan transaction given our position as a secured lender, the limited obligation to make future loans and the stated intention of Site Equities to raise additional funds from parties unrelated to STEN.  In addition, although we have not made a final determination, our present plan is to abandon our merger option in a revised agreement with Site Equities.

Depending upon the outcome of the current negotiations with Site Equities, it is possible that the new agreement would result in a different conclusion and we may be required to restate our financial statements.  We intend to continue to review the accounting requirements for this transaction.

Page F- 12

FIN 46 provides a framework for identifying variable interest entities (VIEs) and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation not absorb losses or the right to receive returns generated by its operations.

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

Hot ‘N Now – On March 3, 2005, our Burger Time Acquisition Corporation completed the purchase of certain assets of the former franchisor of Hot ‘N Now restaurants in a transaction approved by the United States Bankruptcy Court for the Western District of Michigan.  The assets acquired include the Hot ‘N Now franchise, all Hot ‘N Now franchise agreements and all royalties and other franchise fees now due and owing.  Among other things, the acquired rights also include the Hot ‘N Now name and tradename.  There are currently 14 franchisee locations of Hot ‘N Now all operating in the State of Michigan.  The purchase price paid was $175,000 for the franchise license.  We are in the process of negotiating new agreements with the 14 Hot ‘N Now locations.  The purchase price of $175,000 was initially allocated to the franchise license acquired based on the estimated fair value as of the acquisition date and was deemed to be impaired and was fully written-off in the period ended September 30, 2005.

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

Note 14.  Discontinued Operations

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

Page F- 13

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

We recorded $193,141 of estimated expenses for severance and other exit costs as a part of the sale of the Emergency Oxygen Service Business.  We made no payments for the quarter ended December 31, 2005 and the accrued amounts are summarized as follows:

Accrued Severance Costs
Beginning balance	$ 0
Estimated Expenses	35,000
Payments	35,000
Ending balance	$ 0

Other Exit Costs
Beginning balance	$ 0
Estimated transition expenses	8,141
Reserve for working capital requirement	150,000
Payments	(158,141)
Ending balance	$ 0

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Emergency Oxygen Service Business in the results from continuing operations.  The results of operations for this business have been reflected as discontinued operations.  The income from discontinued operations for the quarter ended December 31, 2004, consist of the following:

December 31, 2004

Revenue, Net	$ 770,745

Cost of Goods Sold	399,804

Gross Profit	370,941

Total operating expenses	316,342

Net income from operations	54,599

Income from discontinued operations before income taxes	54,599

Page F- 14

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

We recorded $589,650 of expenses for severance and other exit costs as a part of the sale of the Medical Products Group.  We made payments totaling $69,069 for the three months ended December 31, 2005 and total $589,650 are summarized as follows:

Accrued Severance Costs
Beginning balance	$ 0
Estimated expenses	100,000
Payments	(100,000)
Ending balance	$ 0

Other Exit Costs
Beginning balance	$ 0
Estimate shut down expenses	50,000
Accrued legal, audit	116,859
Other expenses	322,791
Payments	(489,650)
Ending balance	$ 0

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

In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group in the results from continuing operations.  The results of operations for this business have been reflected as discontinued operations.  The income from discontinued operations for the quarter ended December 31, 2004, consist of the following:

Page F- 15

December 31, 2004

Revenue, Net	$ 710,574

Cost of Goods Sold	453,606

Gross Profit	256,968

Total operating expenses	436,066

Net loss from operations	(179,098)

Gain on sale of assets:
Sale Price	6,500,000
Less costs and expenses
Accounts Receivable	927,376
Inventories	2,434,690
Prepaids	156,056
Property and Equipment, net	648,086
Intangibles, net	151,203
Deferred Debt issuance Costs	142,236
Goodwill	355,563
Accounts Payable	(342,259)
Severance	100,000
Transaction, Legal, Transition and other	322,791
Total costs of sale	4,895,742
Net gain on sale before taxes	1,604,258
Income from discontinued operations before income taxes	$ 1,425,160

The table below is a consolidation of the Emergency Oxygen Service Business and the Medical Product Groups.  In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group and Emergency Oxygen Service Business in the results from continuing operations.  The results of operations for this business have been reflected as discontinued operations.  The income from discontinued operations for the quarter ended December 31, 2004, consist of the following:

Page F- 16

December 31, 2004

Revenue, Net	$ 1,481,319

Cost of Goods Sold	853,410

Gross Profit	627,909

Total operating expenses	752,408

Net loss from operations	(124,499)

Gain on sale of assets:
Sale Price	6,500,000
Less costs and expenses
Accounts Receivable	927,376
Inventories	2,434,690
Prepaids	156,056
Property and Equipment, net	648,086
Intangibles, net	151,203
Deferred Debt issuance Costs	142,236
Goodwill	355,563
Accounts Payable	(342,259)
Severance	100,000
Transaction, Legal, Transition and other	322,791
Total costs of sale	4,895,742
Net gain on sale before taxes	1,604,258
Income from discontinued operations before income taxes	$ 1,479,759

Note 15.  Subsequent Events

OLD Holdings, LLC- On August 10, 2005, We entered into a Purchase Agreement with OLD Holdings, LLC (“Holdings”) for the sale by the Company to Holdings of its property located at 13828 Lincoln Street NE, Ham Lake, Minnesota.  In connection with the Agreement, the Company and Holdings also entered into a lease agreement dated October 15, 2005 relating to the lease to OLD Holdings of the Ham Lake facilities pending the closing of the sale. Other than in respect of the transactions contemplated by the Agreement, there are no relationships between Holdings and the Company, or any director or officer of the Company.

On January 11, 2006, the Company closed the transactions contemplated by the Agreement and sold its Ham Lake property to Holdings for $1,600,000 in cash, of which $25,000 was previously paid as earnest money.  The consideration for the sale was determined through arm’s-length negotiations between STEN and Holdings.  In connection with the sale, the Lease Agreement was merged as a matter of law when ownership of the property was transferred.  Concurrently with the sale, we applied $786,474 of the purchase price to pay in full its mortgage relating to the Ham Lake property.  In the second quarter of our fiscal year 2006, the Company expects to record a net pretax gain as part of its discontinued operations of approximately $600,000 relating to the sale.  The Company set up and executed a 1031 exchange.  Under section 1031 of the Internal Revenue Code, a real property owner can sell its property and then reinvest the proceeds in ownership of like-kind property and defer the capital gains taxes.

Page F- 17

Purchase Jacksonville, Texas Facility- On December 19, 2005, we entered into a Commercial Real Property Sales Contract with Robert Nichols Enterprises, Inc. for the purchase by the Company of certain real property located in Jacksonville, Texas for $675,000 in cash.  The Company currently leases the property from Nichols Enterprises. The property consists of 13.7 acres of land and an approximately 30,000 square foot steel manufacturing facility used in our contract manufacturing operations.  The Company, using the proceeds from the 1031 exchange, completed the purchase of the Jacksonville, Texas facility on January 20, 2006 for total consideration including closing fees of $684,800.

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

Results of Operations

For the Three Month Period Ended December 31, 2005 and December 31, 2004

Net sales from continuing operations consisting of BTAC and our contract manufacturing businesses for the three months ended December 31, 2005 increased 22% to $2,023,728 from $1,662,446 in the same period of the prior year.  This increase, of $361,282, is due to better than expected sales in our contract manufacturing business, $550,917 as compared to $425,746 for the first quarter of fiscal 2004 and an increase in our Burger Time business, $1,472,811 as compared to $1,236,700 for the first quarter of fiscal 2004.  The Burger Time increase was due to new restaurant sales from our Watertown and Fergus Falls locations which were not in our first quarter sales of fiscal 2004.

For the three months ended December 31, 2005, our gross profit was $172,705 compared to $80,057 for the corresponding period in fiscal 2004.  During the three months ended December 31, 2005, Burger Time contributed $75,179 in gross profits earning a 5.10% gross profit and the contract manufacturing contributed $97,526 in gross profit dollars earning a 17.70% gross profit.  Our gross profit percentage increased to 8.53% for the three months ended December 31, 2005 from 4.82% in the same quarter of 2004.  This increase, of 3.71%, was primarily from improved operations in our Burger Time business where gross profits increased $60,463.

Selling, general and administrative expenses for the three months ended December 31, 2005 increased $175,021 to $295,159 from the three months ended December 31, 2004.  During the three months ended December 31, 2005, the primary reason for the increase, as compared to the same time in fiscal 2004, was the $140,308 of additional expense spent in corporate selling, general and administrative expenses.  Most of these were identified as those related to the costs of being a public company.  The Company continues to monitor these costs and will try to mitigate these expenses, as best it can, in the future.

The loss from Continuing Operations for the three-month period ending December 31, 2005 was $68,037 as compared to a net loss of $34,645 for the same period in fiscal 2005.  As stated previously, the increase in net loss is primarily the result of costs related to being a public company.

Page F- 18

Liquidity and Capital Resources

On November 15, 2005, we entered into a subscription agreement with two private investors for the sale of 222,222 shares of our common stock to each investor for cash consideration of $4.50 per share. The closing dates for the agreements were November 25, 2005 and November 30, 2005.  At the closing, each investor delivered the purchase price of $999,999 for the 222,222 shares issued.  The proceeds will be used for growth opportunities.

We have typically financed our operations through internal working capital and a bank line of credit.  Financing of our former Medical Products Group manufacturing and distribution facility has been through a long-term mortgage.  On May 10, 2005 we completed a permanent mortgage for several of our owned Burger Time properties during our third fiscal quarter in the total loan amount of $2,055,000 million.  We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and bank line of credit.  As of December 31, 2005, we had working capital of $4,979,476 as compared to $3,799,558 at September 30, 2005, and term debt of $2,648,111 at December 31, 2005 compared to $2,679,732 at September 30, 2005.  As of December 31, 2005, we had $3,999,882 in cash, cash equivalents and certificates of deposit, as compared to $3,560,653 at September 30, 2005.  During the three months ended December 31, 2004, we repaid our line of credit borrowings in the amount of $1,440,921, repaid the term loan with Citizens Independent Bank in the amount of $1,247,439 and fully paid the contract for deeds held by former owner of Burger Time, Burger Time Corporation, in the amount of $2,000,000.  The increase in working capital at December 31, 2005 compared to September 30, 2005 was primarily the result of paying down accounts payables and accrued income taxes, an investment in Site Equities International and cash proceeds from the private placement.  The $750,000 line of credit, as of December 31, 2005, is available and remains unused.

In January of 2006 we used the proceeds from the sale of our Ham Lake property to repay in full its mortgage and using a tax deferral strategy we purchased our leased property in Jacksonville Texas -See Note 15.

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

Page F- 19

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

(d) Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We believe no impairment charges need to be recorded as of December 31, 2005.

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

Page F- 20

Other factors which may negatively impact our business include, among others, adverse publicity; general economic and business conditions; availability, locations, and terms of sites for restaurant development; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; the results of financing efforts; business abilities and judgment of personnel; availability of qualified personnel; changes in, or failure to comply with, government regulations; continued NASDAQ listing; weather conditions; construction schedules; uninterrupted product supply; results of existing and future litigation and other risk factors referenced in this Form 10-QSB and in our annual report on Form 10-KSB for the year ended September 30, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its equity securities in the quarter covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
Oct 1 – Oct 31, 2005	800	4.29	800	3,432
Nov 1 – Nov 30, 2005	0	0	0	0
Dec 1 – Dec 31, 2005	0	0	0	0
Total	800	4.29	800	3,432

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

Page F- 22

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEN CORPORATION
Date: February 10, 2006	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: February 10, 2006	By: /s/ Mark Buckrey Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)

Page F- 23