Form 10QSB
period 2006-03-31
STEN CORP
filed 2006-05-10
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

or organization)

10275 Wayzata Blvd, Suite 310, Minnetonka, MN 55305
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

[  ]   YES      [X]   NO

At May 9, 2006, 2,064,139 shares of the issuer’s Common Stock were outstanding.

Page F- 1

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at March 31, 2006 (unaudited) and September 30,
2005 (audited)

Consolidated Statements of Operations for the Three Months Ended and Six Months Ended
March 31, 2006 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2006 and 2005
(unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION:

Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4	Submission of Matters to a Vote of Security Holders
Item 6	Exhibits

SIGNATURES

Page F- 2

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006 (unaudited)	September 30, 2005 (audited)
CURRENT ASSETS
Cash and cash equivalents	$2,635,613	$2,648,044
Certificates of deposit	930,006	912,609
Accounts receivable, net	418,168	377,327
Inventories	550,576	563,579
Deferred income taxes	46,000	46,000
Current portion of note receivable	272,889	370,708
Other current assets	135,568	94,624
Total Current Assets	4,988,820	5,012,891
PROPERTY AND EQUIPMENT, NET	4,267,553	3,730,190
OTHER ASSETS
Intangible assets, net	84,720	90,041
Note receivable, net of current portion	590,769	665,000
Note receivable from Site Equities International	1,056,062	0
Prepaid mortgage costs	90,499	93,678
Assets of discontinued business held for sale	0	728,680
Deferred income taxes	0	53,000
Net cash surrender value of life insurance	35,046	46,749
Other assets	23,057	0
Total Other Assets	1,880,153	1,677,148
TOTAL ASSETS	$11,136,526	$10,420,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$89,524	$121,037
Accounts payable	370,470	440,493
Accrued payroll and related taxes	150,268	228,136
Other accrued expenses	373	88,438
Accrued income taxes including those related to discontinued operations	0	266,160
Liabilities of discontinued businesses	20,096	69,069
Total Current Liabilities	630,731	1,213,333
LONG-TERM LIABILITIES
Long-term debt, net of current portion	1,901,903	2,679,732
Deferred income taxes	166,838	0
Total Liabilities	2,699,472	3,893,065
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	20,641	16,843
authorized, 5,000,000 undesignated shares authorized, 2,065,439 and 1,697,583 common shares issued and 2,064,139 and 1,684,283 outstanding
Additional paid-in capital	4,761,559	3,070,531
Retained earnings	3,654,854	3,439,790
Total Stockholders’ Equity	8,437,054	6,527,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,136,526	$10,420,229

See accompanying notes to consolidated financial statements.

Page F- 3

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Sales, net	$2,104,092	$2,147,222	$4,127,820	$3,809,668
Cost of goods sold	1,958,296	1,906,214	3,809,319	3,488,603
Gross profit	145,796	241,008	318,501	321,065
Selling, general and administrative costs	358,848	193,942	654,007	314,079
Income (loss) from operations	(213,052)	47,066	(335,506)	6,986
Other income (expense)
Interest income	53,561	13,864	104,740	13,864
Interest expense	(32,930)	(3,058)	(66,192)	(16,225)
Net other income (expense)	20,631	10,806	38,548	(2,361)
Income (loss) from continuing operations before income taxes	(192,421)	57,872	(296,958)	4,625
Provision for (benefit of ) income taxes	(67,250)	21,500	(103,750)	1,734
Income (loss) from continuing operations	(125,171)	36,372	(193,208)	2,891
Income (loss) from discontinued operations	628,110	(19)	628,110	1,479,740
Provision for income taxes from discontinued operations	219,838	0	219,838	608,047
Net income (loss) from discontinued operations	408,272	(19)	408,272	871,693
NET INCOME	$283,101	$36,353	$215,064	$874,584
INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.06)	$0.02	$(0.10)	$0.00
Diluted	$(0.06)	$0.02	$(0.09)	$0.00
INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$0.19	$0.00	$0.20	$0.51
Diluted	$0.19	$0.00	$0.20	$0.47
NET INCOME PER SHARE:
Basic	$0.13	$0.02	$0.11	$0.51
Diluted	$0.13	$0.02	$0.10	$0.47
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	2,121,652	1,726,598	2,012,527	1,726,826
Diluted	2,177,664	1,839,739	2,065,034	1,851,627

See accompanying notes to consolidated financial statements.

Page F- 4

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended
	March 31,
	2006	2005 (Restated – See Note 2)
Cash flows from operation activities:
Net Income	$ 215,064	$ 874,584
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	233,134	161,617
Provision for deferred taxes	219,838	0
Compensation related to non-employee stock option	0	7,784
Changes in certain assets and liabilities:
Accounts receivables, net	(40,841)	(250,527)
Inventories	13,003	162,581
Other current assets	(40,944)	(75,901)
Other assets	(23,057)	0
Accounts payable	(70,023)	(31,291)
Accrued payroll and related taxes	(77,868)	(158,886)
Accrued income taxes	(266,160)	0
Other accrued expenses	(88,066)	(134,346)
Net Cash flows from operating activities-continuing operations	74,080	555,616
Net cash used in discontinued operations	(269,903)	(142,932)
Loss from operations of discontinued operations	0	124,518
Gain on sale of assets of discontinued business held for sale	(628,110)	(1,479,740)
Net Cash flows from operating activities-discontinued operations	(898,013)	(1,498,154)
Net Cash flows from operating activities	(823,933)	(942,538)

Cash flows from investing activities:
Gain on investments in certificate of deposit	(17,397)	0
Purchase of franchise license of Hot ‘N Now	0	(175,000)
Advance to Site Equities	(1,056,062)	0
Purchase of property and equipment	(784,276)	(443,271)
Purchases of intangibles	0	(1,677)
Payments received on notes receivable	172,050	0
Decrease (increase) in loans on cash surrender value of life insurance	11,703	(13,884)
Net Cash flows from investing activities-continuing operations	(1,673,982)	(633,832)
Proceeds from sale of Ham Lake property	1,600,000	0
Proceeds from sale of Medical Products Group	0	6,000,000
Purchase of Barry Medical Products- discontinued operations	0	(50,000)
Purchase of intangibles-discontinued operations	0	(22,396)
Purchases of property and equipment- discontinued operations	0	(132,085)
Net Cash flows from investing activities-discontinued operations	1,600,000	5,795,519
Net Cash flows from investing activities	(73,982)	5,161,687

Cash flows from financing activities:
Net increase (decrease) in line of credit, bank	0	(890,921)
Payments on long-term debt	(809,342)	(3,360,132)
Repurchase of common shares	(305,172)	(86,485)
Proceeds from sale of common stock	1,999,998	0
Proceeds from exercise of stock warrants or stock options	0	1,600
Net Cash flows from financing activities-continuing operations	885,484	(4,335,938)
Payments on long-term debt-discontinued operations	0	(37,979)
Net Cash flows from financing activities-discontinued operations	0	(37,979)
Net Cash flows from financing activities	885,484	(4,373,917)

Net increase (decrease) in cash and cash equivalents	(12,431)	(154,768)

Cash and cash equivalents - beginning of period	2,648,044	431,942
Cash and cash equivalents - end of period	2,635,613	$ 277,174

Supplemental cash flow information:
Cash paid for interest	$ 66,192	$ 16,225

Noncash investing and financing activities:
Note Receivable in connection with sale of discontinues business	$ 0	$ 500,000

See accompanying notes to consolidated financial statements.

Page F- 5

STEN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 AND 2005

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

Discontinued Operations – On November 8, 2004, we sold substantially all of the assets relating to our medical products manufacturing and distribution business, our “Medical Products Group,” to Aspen Surgical Products, Inc. (“Aspen”).  On June 30, 2005, we sold substantially all of the assets relating to our emergency oxygen service business (the “Emergency Oxygen Service Business”) to Life Safe Services, LLC. On January 11, 2006 we sold the property at 13828 Lincoln Street NE, Ham Lake, Minnesota to OLD Holdings, LLC. This property formerly held the medical products group and corporate headquarters. In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of the Medical Products Group, the Emergency Oxygen Service Business and the sale of the property in Ham Lake and these results are presented on a historical basis as a separate line in our income statements and balance sheets entitled “Discontinued Businesses or Discontinued Operations.” All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations. See Note 15 in the Notes to Unaudited Consolidated Financial Statements.

Note 2.  Restatement

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations (see Note 15), which in prior periods were reported on a combined basis as a single amount.

Note 3.  Significant Accounting Policies

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

Accounts Receivable – Accounts receivable are shown net of an allowance for doubtful accounts of approximately $4,000 at both March 31, 2006 and September 30, 2005.

Amortization – Intangible assets are being amortized over their estimated useful lives using the straight-line method.

Notes Receivable – Notes receivable consists of $167,887 due from Aspen related to the sale of our Medical Products Group.  The note is unsecured and bears interest at 4.75% per annum.  Aspen is obligated to repay the note in six equal quarterly installments of $83,333 beginning on May 8, 2005 until August 8, 2006. Notes receivable also includes $695,771 due from Life Safe Services, LLC related to the sale of our Emergency Oxygen Service Business, which is in the form of a subordinated promissory note personally guaranteed by the owners of Life Safe Services, LLC. The Life Safe Note bears interest at a rate of 7.25% per annum. The Life Safe Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment

Page F- 6

of all remaining outstanding interest and principal at the end of month 42. Our rights under the LifeSafe Note are subordinate to those of the Buyer’s senior lender.

Prepaid Mortgage Costs – Debt issuance costs are amortized over the life of the loan using the straight-line method.  On May 10, 2005, we completed a mortgage financing relating to real estate used by our subsidiary, Burger Time Acquisition Corporation. In the course of closing the mortgages, we incurred costs of $96,290. These mortgage costs are being amortized over of the life of the notes (15 years), we expensed $1,589 for the three months ended March 31, 2006 and $3,179 for six months ended March 31, 2006.

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

Research and Development – We expense all costs related to product research and development as incurred.  Research and development expense was $0 for the three months ended March 31, 2006 and 2005, respectively and $0 and $769 for the six months ended March 31, 2006 and 2005.

Assets of Discontinued Business Held For Sale – As a part of the sale of our Medical Products Group in November 2004, we held for sale our former headquarters and operations facility located in Ham Lake, Minnesota.  Accordingly, we have reflected the carrying value of the building as an asset of discontinued business held for sale as of September 30, 2005. As a result, we discontinued recording depreciation on the building. The building was sold on January 11, 2006 and as a result, we recognized a pre tax gain of $628,110 for the quarter ended March 31, 2006 (see Note 15).

Common Stock Purchase Warrants - In connection with a registered offering that was completed in October 2000, we issued warrants to purchase common stock. At March 31, 2006, there were outstanding common stock purchase warrants to purchase 369,793 shares at $4.00 per share.  On May 11, 2005, our Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2008. There was no accounting charge related to the extension of the warrants.

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

We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for our stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123, our net income would have changed to the pro forma amounts indicated below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Income:
As reported	$ 283,101	$ 36,353	$ 215,064	$ 874,584
Pro forma	$ 267,845	$ 20,520	$ 176,514	$ 828,463
Net Income per share basic:
As reported	$ 0.13	$ 0.02	$ 0.11	$ 0.51
Pro forma	$ 0.13	$ 0.01	$ 0.09	$ 0.48
Net Income per share diluted:
As reported	$ 0.13	$ .02	$ 0.10	$ 0.47
Pro forma	$ 0.12	$ .01	$ 0.08	$ 0.45

Stock based compensation:
As reported	$ 0	$ 0	$ 0	$ 7,784
Pro forma	$ 15,256	$ 15,833	$ 38,550	$ 46,121

Page F- 7

The pro forma amounts may not be representative of the effects on reported net loss for future years. The per share, weighed-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Risk free interest rate	5.75%	5.00%	5.75%	5.00%
Expected life of options granted	5 years	3-5 years	5 years	3-5 years
Expected volatility range	50.0%	50.0%	50.0%	50.0%
Expected dividend yield	0%	0%	0%	0%

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

Reclassifications – In addition to the adjustment to accounts to properly reflect discontinued operations, certain accounts in the prior year’s quarterly consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter’s consolidated financial statements. The reclassifications had no effect on consolidated net income or stockholders’ equity.

Page F- 8

Note 4.  Inventories

Inventories consist of products related to our contract manufacturing operations, restaurant food and paper supplies and are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Inventories consisted of the following at:

	March 31, 2006	September 30, 2005

Raw materials	$ 385,514	$ 363,276
Work in process	97,328	121,010
Finished goods	67,734	79,293
Total Inventories	$ 550,576	$ 563,579

Note 5.  Net Income Per Share

Basic income per share is computed by dividing the net income by the weighted average number of shares outstanding for the reporting period. Our diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.  Options totaling 285,000 and 293,500 shares were excluded from the computation of diluted earnings per share for the three and six months ended March 31, 2006 and 2005 as their effect was anti-dilutive.  For the three months ended March 31, 2006 and 2005, options reflecting 56,012 and 113,141 shares of common stock, respectively, were included in the weighted average share calculation.

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Income (loss) from continuing operations	$ (125,171)	$ 36,372	$(193,208)	$ 2,891
Income (loss) from discontinued operations	408,272	(19)	408,272	871,693
Net income	283,101	36,353	215,064	874,584
Net income per share – basic
Weighted average shares outstanding	2,121,652	1,726,598	2,012,527	1,726,826

Net income per share – basic	$ 0.13	$ 0.02	$ 0.11	$ 0.51
Net income per share – diluted
Weighted average shares outstanding	2,121,652	1,726,598	2,012,527	1,726,826
Effect of diluted securities	56,012	113,141	52,507	124,801
Weighted average shares outstanding	2,177,664	1,839,739	2,065,034	1,851,627

Net income per share – diluted	$ 0.13	$ 0.02	$ 0.10	$ 0.47

 Note 6.  Income Taxes

The Company recorded a tax benefit from income tax of $67,250 and $103,750 relating to a loss from continuing operations for the three and six months ended March 31, 2006, respectively. We recorded a provision for income tax of $21,500 and $1,734 relating to income (loss) from continuing operations for the three and six months ended March 31, 2005. The Company recorded a provision for income taxes of $219,838 and $0 relating to the discontinued operations for the three months ended March 31, 2006 and 2005, respectively. We recorded a provision for income taxes of $219,838 and $608,047 relating to the discontinued operations for the six months ended March 31, 2006 and 2005, respectively.

Note 7.  Deferred Income Taxes

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

Page F- 9

Our current deferred tax asset as of March 31, 2006 and September 30, 2005 was $46,000. The long term deferred tax liability as of March 31, 2006 was $166,838. The deferred tax liability represents the deferred income tax on the sale of the Company’s Ham Lake property. At September 30, 2005 we had a deferred tax asset of $53,000 (see Note 15).

Note 8.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 31, 2006		September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$100,000	$ 17,500	$100,000	$12,496	120
Franchise Agreements	187,059	187,059	187,059	187,059	84
Other intangibles	3,172	952	3,172	635	60

Total	$290,231	$205,511	$290,231	$200,190

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 7.98 years). Amortization of intangible assets was $441 and $3,332 for the three months ended March 31, 2006 and 2005, respectively. Amortization of intangible assets was $5,321 and $4,998 for the six months ended March 31, 2006 and 2005, respectively. Estimated amortization expense of intangible assets for the years ending September 30, 2006, 2007, 2008, 2009, and 2010 is $10,634 per year. In September 2005, we determined that the Hot’N Now Franchise Agreements were impaired and accordingly we established a valuation reserve to fully reserve for the net book value of $172,329.

Note 9.  Line of Credit, Bank

During January 2005, we entered into a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit is subject to a defined borrowing base. Amounts outstanding bear interest at prime plus .5% (8.25% at March 31, 2006). The line of credit is collateralized by our receivables and inventory. At March 31, 2006 and September 30, 2005, there were no borrowings outstanding under this agreement and we had the entire amount available under the borrowing base formula. On April 20, 2006 the Company and Citizens Independent Bank, through an amendment to the original agreement, extended the agreement through January 2, 2007. All other terms and conditions of the original agreement remain in full force and shall continue to be binding to the Company.

Note 10.  Long-term Debt

On May 9, 2005 and May 10, 2005, we completed a mortgage financing relating to eight parcels of real estate used by our subsidiary, Burger Time Acquisition Corporation, in BTAC’s operation of a chain of fast-food, drive-thru restaurants under the Burger Time name.

To facilitate the mortgage financing, we created a wholly-owned subsidiary, BTAC Properties, Inc., a Minnesota corporation and transferred to BTAC Properties eight parcels of real estate located in Minnesota and North Dakota.

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

Page F- 10

The Notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621, with the final payment due June 1, 2020. The obligations of the Notes are secured by a mortgage, assignment of rents, security agreement and fixture filing in favor of the Lender on each of the eight properties.

Long-term debt consisted of the following:

	March 31, 2006	September 30, 2005
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,175 including interest at 8.5%, due February 2011, collateralized by building and land held for sale.	$ 0	$ 766,631
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $9,089 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Elk River, Waite Park, Moorhead and Detroit Lakes.	1,027,209	1,049,240
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,532 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Minot, Grand Forks, Bismarck and Fargo.	964,218	984,898
Totals	1,991,427	2,800,769
Less current portion	(89,524)	(121,037)
Long-term portion	$ 1,901,903	$ 2,679,732

Note 11.  Segment Reporting

We report our results in two business segments: Corporate and Contract Manufacturing, and Burger Time Acquisition Corporation (BTAC). The Corporate and Contract Manufacturing segment includes our manufacturing operations related to the production of sterilization containers and filters and sale to a single customer. The BTAC business segment is a chain of fast food restaurants that we acquired effective July 1, 2004. We have identified these business segments based on the fact that each segment is involved in a different type of industry, sells different types of products or services and each segment has distinct customers.

Page F- 11

The following table set forth certain financial information for each of our business segments described above for the three and six months ended March 31, 2006 and 2005. (Corporate and contract manufacturing identifiable assets also includes the identifiable assets related to discontinued businesses.)

	Corporate and Contract Manufacturing	BTAC	Total

Quarter ended March 31, 2006
Revenues	$ 599,283	$ 1,504,809	$ 2,104,092
Income (loss) from operations	(91,447)	(121,605)	(213,052)
Identifiable assets	7,209,833	3,926,693	11,136,526
Depreciation and amortization	18,862	96,826	115,688
Capital Expenditures	703,076	26,046	729,122

Quarter ended March 31, 2005
Revenues	$ 866,196	$ 1,281,026	$ 2,147,222
Income (loss) from operations	64,449	(17,383)	47,066
Identifiable assets	3,034,531	3,889,884	6,924,415
Depreciation and amortization	(17,930)	69,496	51,566
Capital Expenditures	1,573	653,184	654,757

Six months ended March 31, 2006
Revenues	$ 1,150,200	$2,977,620	$4,127,820
Income (loss) from operations	(215,952)	(119,554)	(335,506)
Identifiable assets	7,209,833	3,926,693	11,136,526
Depreciation and amortization	40,022	193,112	233,134
Capital Expenditures	740,647	43,629	784,276

Six months ended March 31, 2005
Revenues	$ 1,291,942	$ 2,517,726	$ 3,809,668
Income (loss) from operations	61,744	(54,758)	6,986
Identifiable assets	3,034,531	3,889,884	6,924,415
Depreciation and amortization	34,523	127,094	161,617
Capital Expenditures	(268,311)	713,259	444,948

Note 12.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares replacing a repurchase program originally adopted in September 2001. The Company purchased a total of 62,488 shares of common stock for a cost of $301,740 during the three months ended March 31, 2006, 63,788 shares of common stock for a cost of $305,172 during the six months ended March 31, 2006, and have repurchased a total of 112,123 shares for a cost of $531,259 under the Company’s current program.

Legal Proceedings - On May 9, 2005, the former Chairman and CEO of the Company, Larry Rasmusson, filed suit against the Company and Aspen Surgical Products, Inc. in the Hennepin County District Court of Minnesota.  In his complaint, Mr. Rasmusson seeks damages in excess of $600,000 relating to claims that the Company has breached a License Agreement dated April 1, 1990 between the Company and Mr. Rasmusson in connection with the sale by the Company on November 8, 2004 of its Medical Products Group to Aspen Surgical Products, Inc.  The Company does not believe that Mr. Rasmusson's claims have merit and intends to vigorously defend against them.  However, the Company cannot be sure that it will prevail in this action and any adverse outcome could require the Company, among other things, to pay damages to Mr. Rasmusson.  The Company does not believe it is currently possible to calculate the potential for, or the extent of, any liabilities resulting from this claim, if any.

Note 13.  Sale of Securities

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

Page F- 12

Note 14.  Acquisitions and Disposition of Assets

Purchase Jacksonville, Texas Facility- On December 19, 2005, we entered into a Commercial Real Property Sales Contract with Robert Nichols Enterprises, Inc. for the purchase by the Company of certain real property located in Jacksonville, Texas for $675,000 in cash. At the time of the agreement the Company leased the property from Nichols Enterprises. The property consists of 13.7 acres of land and an approximately 30,000 square foot steel manufacturing facility used in our contract manufacturing operations. The Company, using the proceeds from the 1031 exchange, completed the purchase of the Jacksonville, Texas facility on January 20, 2006 for total consideration including closing fees of $684,800.  Under Section 1031 of the Internal Revenue Code, a real property owner can sell its property and then reinvest the proceeds in ownership of like-kind property and defer taxes on the gain on the sale of the property.

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

Under the Agreement, we originally agreed to loan up to an aggregate amount of $2,000,000 to Site Equities. The original agreement contemplated funding in three separate installments.  An initial $800,000 was advanced on the date of the agreement. The loan is evidenced by a promissory note. The original agreement contemplated additional funding of $600,000 on January 15, 2006 and $600,000 on March 16, 2006, respectively, provided that certain conditions were met.  This funding was not made because the conditions were not met. Interest accrues on the outstanding and unpaid principal amount of the loan at a rate of 8% per annum.  Site Equities is required to make interest only payments beginning on December 15, 2006 and continuing on June 15 and December 15 of each year thereafter until December 15, 2010, at which time the outstanding principal and accrued and unpaid interest under the loan is due and payable. The November 22, 2005 agreement includes a merger option for STEN and in the event that STEN concluded to exercise its merger option, interest payments will be suspended for certain periods. If the merger becomes effective, the note evidencing the loan will be cancelled and all outstanding principal and interest owed under the loan will be deemed to have been paid in full as of the effective date of the merger. The loan is guaranteed by Paycenters pursuant to a guaranty and collateralized by all of the assets of Paycenters.  Site Equities has also pledged the membership interest in Paycenters to the Company as collateral for the loan.  Amounts under the loan are senior to certain other debt of Site Equities.

On March 9, 2006, the parties entered into an Amendment to the Loan and Merger Option Agreement. The Amendment provides that the remaining $1,200,000 potentially be in four additional installments, the first two of which will be in the amount of $100,000 and the last two of which will be in the amount of $500,000. We disbursed the second installment of $100,000 concurrent with the signing of this Amendment. Each of the installments is subject to various conditions and the failure by Site Equities to satisfy any of the conditions as to a particular installment relieves the Company of the obligation to make such loan installment. Among the conditions Site Equities must meet for the disbursement of the fourth installment of the loan is a requirement that the Site Equities obtain a loan from a third party investor (the “New Investor”), with $500,000 disbursed by the New Investor concurrently with the fourth installment and $500,000 additional disbursed by the New Investor concurrently with the fifth installment. The conditions to the Company’s disbursement of the fifth installment also include delivery by Site Equities of certain financial statements and evidence of meeting certain business goals, including installment of kiosks, minimum per kiosk revenue and development of additional kiosk services. Further, the Amendment provides that the expiration date of the merger option is the earlier of 270 days following disbursement of the last installment under the Company’s loan or 90 days after Site Equities provides the Company written evidence that Site Equities has met certain goals relating to installment of its kiosks and per kiosk monthly revenue.  The investment in Site Equities at March 31, 2006 was $1,056,062 which includes transaction costs of $56,062 which is to be reimbursed to the Company by Site Equities. As of May 9, 2006 Site Equities did not meet the requirement for the fourth installment and, therefore, STEN is not obligated to advance additional funds under its agreements.

The Amendment also amends the terms of the plan of merger between the parties. Pursuant to the plan of merger, as amended by the Amendment, the shareholders of Site Equities and the New Investor will receive common stock of the Company as merger consideration and to discharge the debt of Site Equities to the New Investor. The number of shares of common stock to be received by the Site Equities’ shareholders and the New Investor will be such that the Company’s shareholders immediately prior to the merger will own 50.25% of the Company’s common stock outstanding after the merger, the Site Equities’ shareholders immediately prior to the merger will own approximately 39.75% of the Company’s common stock outstanding after the merger and the New Investor will own approximately 10% of the Company’s common stock outstanding after the merger. The percentage ownership of the Company’s shareholders and the Site Equities’

Page F- 13

shareholders will be determined on a fully diluted basis, and are subject to adjustment, as described below, for cash contribution by the Company to Site Equities. Under the Agreement, immediately prior to the effective date of the merger, the Company will pay at least $3,000,000 in cash to Site Equities. The Company may, in its sole discretion, pay an amount greater than $3,000,000, with any such additional payments to Site Equities made in increments of $1,000,000 and not exceeding a maximum of $15,000,000. For each $1,000,000 in excess of $3,000,000 paid by the Company, the Amendment provides that the percentage ownership of the Company owned by the Site Equities’ shareholders and the New Investor immediately after the merger will decrease by 125 basis points.

While the Company continues to evaluate the issue, it is the conclusion of management that the financial statements of Site Equities do not qualify for consolidation under the provisions of FASB Interpretation 46, “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51 (FIN 46).”  Our conclusion is that the current loan to Site Equities is more appropriately characterized as a secured loan transaction given our position as a secured lender, the limited obligation to make future loans and the stated intention of Site Equities to raise additional funds from parties unrelated to STEN.

Certain financial information relating to Site Equities is not available to STEN.

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

Hot ‘N Now – On March 3, 2005, our Burger Time Acquisition Corporation completed the purchase of certain assets of the former franchisor of Hot ‘N Now restaurants in a transaction approved by the United States Bankruptcy Court for the Western District of Michigan. The assets acquired include the Hot ‘N Now franchise, all Hot ‘N Now franchise agreements and all royalties and other franchise fees now due and owing. Among other things, the acquired rights also include the Hot ‘N Now name and tradename. There are currently 14 franchisee locations of Hot ‘N Now all operating in the State of Michigan. The purchase price paid was $175,000 for the franchise license.  We are in the process of negotiating new agreements with the Hot ‘N Now locations. As of March 31, 2006 the Company has entered into new agreements with 7 of the 14 locations.  Revenue generated from these new agreements was $17,625 for the quarter ended March 31, 2006 and $0 for the corresponding period in Fiscal 2005.  The purchase price of $175,000 was initially allocated to the franchise license acquired based on the estimated fair value as of the acquisition date and was deemed to be impaired and was fully written-off in the period ended September 30, 2005.

Note 15.  Discontinued Operations

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

On January 11, 2006, the Company closed the transactions contemplated by the Agreement and sold its Ham Lake property to Holdings for $1,600,000 in cash, of which $25,000 was previously paid as earnest money. The consideration for the sale was determined through arm’s-length negotiations between STEN and Holdings. In connection with the sale, the Lease Agreement was merged as a matter of law when ownership of the property was transferred. Concurrently with the

Page F- 14

sale, we applied $786,474 of the purchase price to pay in full its mortgage relating to the Ham Lake property plus an early payment penalty of $27,973. The Company set up and executed a 1031 exchange. Under Section 1031 of the Internal

Revenue Code, a real property owner can sell its property and then reinvest the proceeds in ownership of like-kind property and defer the income tax related to the gain on the sale.

We recorded $220,930 of estimated expenses for accrued payables, early payment penalties, closing fees and other exit costs as a part of the sale of the building and discontinued operations. We made $200,834 in payments for the quarter ended March 31, 2006 and the accrued amounts are summarized as follows:

Accrued Payable
Beginning balance	$ 0
Estimated Expenses	82,500
Payments	82,500
Ending balance	$ 0

Other Exit Costs
Beginning balance	$ 0
Early payment penalty	27,973
Closing fees	6,690
Other exit costs	103,767
Payments	118,334
Ending balance	$ 20,096

In accordance with the provisions of SFAS 144, we have not included the sale of our Ham Lake property to OLD Holdings in the results from continuing operations. The results of this sale have been reflected as discontinued operations. The income from discontinued operations for the three and six months ended March 31, 2006, consist of the following:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Six Months Ended March 31, 2006	For the Six Months Ended March 31, 2005
Gain on sale of assets:
Sale Price	$ 1,600,000	$ 0	$ 1,600,000	$ 0
Less costs and expenses
Property and Equipment, net	750,960		750,960
Accrued Payable	82,500		82,500
Transaction, Legal, Transition and other	138,430		138,430
Total costs of sale	971,890	0	971,890	0
Net gain on sale before taxes	628,110		628,110
Income from discontinued operations before income taxes	$ 628,110	$ 0	$ 628,110	$ 0

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

Page F- 15

We recorded $193,141 of estimated expenses for severance and other exit costs as a part of the sale of the Emergency Oxygen Service Business. We made no payments for the three months ended March 31, 2006 and the accrued amounts are summarized as follows:

Accrued Severance Costs
Beginning balance	$ 0
Estimated Expenses	35,000
Payments	35,000
Ending balance	$ 0

Other Exit Costs
Beginning balance	$ 0
Estimated transition expenses	8,141
Reserve for working capital requirement	150,000
Payments	(158,141)
Ending balance	$ 0

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Emergency Oxygen Service Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The income (loss) from discontinued operations for the three and six months ended March 31, 2006 and 2005, consist of the following:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Six Months Ended March 31, 2006	For the Six Months Ended March 31, 2005

Revenue, Net	$ 0	$ 716,699	$ 0	$ 1,487,443

Cost of Goods Sold	0	405,423	0	805,227

Gross Profit	0	311,276	0	682,216

Total operating expenses	0	311,295	0	627,636

Net (loss) income operations	0	(19)	0	54,580

Income (loss) from discontinued operations before income taxes	$ 0	$ (19)	$ 0	$ 54,580

On November 8, 2004, we completed the sale of certain assets and certain liabilities comprising our Medical Products Group to Aspen Surgical Products, Inc., a Michigan corporation.

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

Page F- 16

We recorded $589,650 of expenses for severance and other exit costs as a part of the sale of the Medical Products Group.  We made payments totaling $69,069 for the three months ended March 31, 2006 and total $589,650 are summarized as follows:

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

In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations.  The income from discontinued operations for the three and six months ended March 31, 2006 and 2005, consist of the following:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Six Months Ended March 31, 2006	For the Six Months Ended March 31, 2005

Revenue, Net	$ 0	$ 0	$ 0	$ 710,575

Cost of Goods Sold	0	0	0	453,606

Gross Profit	0	0	0	256,968

Total operating expenses	0	0	0	436,067

Net (loss) income operations	0	0	0	(179,098)

Gain on sale of assets:
Sale Price				6,500,000
Less costs and expenses
Accounts Receivable				927,376
Inventories				2,434,690
Prepaids				156,056
Property and Equipment, net				648,086
Intangibles, net				151,203
Deferred Debt issuance Costs				142,236
Goodwill				355,563
Accounts Payable				(342,259)
Severance				100,000
Transaction, Legal, Transition and other				322,791
Total costs of sale				4,895,742
Net gain on sale before taxes				1,604,258
Income from discontinued operations before income taxes	$ 0	$ 0	$ 0	$ 1,425,160

Page F- 17

The table below is a consolidation of the sale of the Company’s property at 13828 Lincoln Street NE, Ham Lake, Minnesota, the Emergency Oxygen Service Business and the Medical Product Groups.  In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group and Emergency Oxygen Service Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The income (loss) from discontinued operations for the three and six months ended March 31, 2006 and 2005, consist of the following:

	For the Three Months Ended March 31, 2006	For the Three Months Ended March 31, 2005	For the Six Months Ended March 31, 2006	For the Six Months Ended March 31, 2005

Revenue, Net	$ 0	$ 716,699	$ 0	$ 2,198,018

Cost of Goods Sold	0	405,423	0	1,258,833

Gross Profit	0	311,276	0	939,185

Total operating expenses	0	311,295	0	1,063,703

Net (loss) income operations	0	(19)	0	(124,518)

Gain on sale of assets:
Sale Price	1,600,000		1,600,000	6,500,000
Less costs and expenses
Accounts Receivable				927,376
Inventories				2,434,690
Prepaids				156,056
Property and Equipment, net	750,960	-	750,960	648,086
Intangibles, net				151,203
Deferred Debt issuance Costs				142,236
Goodwill				355,563
Accounts Payable	82,500	-	82,500	(342,259)
Severance				100,000
Transaction, Legal, Transition and other	138,430	-	138,430	322,791
Total costs of sale	971,890	-	971,890	4,895,742
Net gain on sale before taxes	628,110	(19)	628,110	1,604,258
Income (loss) from discontinued operations before income taxes	$ 628,110	$ (19)	$ 628,110	$ 1,479,740

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

STEN Corporation (“STEN” or “we”) was known as Sterion Incorporated until January 31, 2005 and prior to January 2002, we were known as Oxboro Medical, Inc.  We are a diversified business and our results reflect the impact of recent acquisitions and significant divestitures. Historically, our principal business was manufacturing and marketing medical products, the “Medical Products Group”. During the quarter ended December 31, 2004, we sold assets and certain liabilities relating to the Medical Products Business to Grand Rapids, Michigan-based Aspen Surgical Products, Inc. (“Aspen”) for $6 million in cash and a $500,000 note receivable. During the quarter ended June 30, 2005, we sold our Emergency Oxygen Service Business also referred to as our LifeSafe business to private investor for $2.45 million in cash and a $700,000 note receivable. The asset sales reflects our strategic decision to focus our management attention and resources on businesses we believe will provide better opportunities to grow value for our shareholders. Our former businesses are being accounted for in the accompanying unaudited consolidated financial statements as discontinued operations – See Note 15. We continue to manufacture the products for STERIS Corporation under a manufacturing agreement and this comprises our “Contract Manufacturing Business”. On July 1, 2004, our Burger Time Acquisition Corporation subsidiary completed the purchase of the assets and business operations of Burger Time. BTAC operates Burger Time, a chain of drive-thru, quick-service restaurants that focus on high-quality hamburgers offered at competitive prices.

Page F- 18

Results of Operations

For the Three Month Period Ended March 31, 2006 and March 31, 2005

Net sales from continuing operations consisting of BTAC and our contract manufacturing businesses for the three months ended March 31, 2006 decreased 2% to $2,104,092 from $2,147,222 in the same period of the prior year. This decrease, of $41,130, is due to lower sales in our contract manufacturing business, $599,282 as compared to $866,196 for the second quarter of fiscal 2005 and an increase in our Burger Time business, $1,504,803 as compared to $1,281,026 for the second quarter of fiscal 2005. Second quarter sales for fiscal 2006 in our contract manufacturing business were above plan but significantly lower than the corresponding quarter in fiscal 2005 due to a sales promotion run by STERIS in March of 2005 and not in 2006. The Burger Time sales increase was due to increases in same store sales of $77,569 to $1,294,154 from $1,216,585 for the second quarter of fiscal 2005 and new restaurant sales from our Watertown location which only included 2 months sales in fiscal 2005 and our Fergus Falls location which was not in our second quarter sales of fiscal 2005.

For the three months ended March 31, 2006, our gross profit was $145,796 compared to $241,008 for the corresponding period in fiscal 2005. During the three months ended March 31, 2006, Burger Time had a loss of $19,996 in gross profits or a loss of 1.32% compared to the corresponding period in 2005 and the contract manufacturing contributed $165,790 in gross profit dollars earning a 27.66% gross profit. Our gross profit percentage decreased to 6.92% for the three months ended March 31, 2006 from 11.22% in the same quarter of 2005. This decrease, of 4.30%, is attributed to Burger Time’s increased percentage of overall sales as compared to the corresponding period in 2005.

Selling, general and administrative expenses for the three months ended March 31, 2006 increased $164,906 to $358,848 from the three months ended March 31, 2005. During the three months ended March 31, 2006, the primary reason for the increase, as compared to the same time in fiscal 2005, was the $219,622 of additional expense related to the costs of being a public company. Some of the larger costs were the Company’s annual NASDAQ fee, printing and mailing of the Company’s annual report and proxy.  The Company continues to monitor these costs and will try to mitigate these expenses, as best it can, in the future.

The loss from Continuing Operations for the three-month period ended March 31, 2006 was $125,171 as compared to income from continuing operations of $36,372 for the same period in fiscal 2005.  As stated previously, the net loss is primarily the result of costs related to being a public company and Burger Time operating in its seasonally slow period.

For the Six Month Period Ended March 31, 2006 and March 31, 2005

Net sales from continuing operations consisting of BTAC and our contract manufacturing businesses for the six months ended March 31, 2006 increased 8.36% to $4,127,820 from $3,809,668 in the same period of the prior year. This increase, of $318,152, is due to better than expected sales in our Burger Time business, $2,977,620 as compared to $2,517,726 for the first six months of fiscal 2005. Our contract manufacturing business sales were $1,150,200 as compared to $1,291,942 for the corresponding six month period in fiscal 2005. The Burger Time sales increase was due to increases in same store sales of $125,966 to $2,579,251 from $2,453,285 for the second quarter of fiscal 2005 and new restaurant sales from our Watertown location which included only 2 months sales in fiscal 2005 and our Fergus Falls location which was not in our first six months sales of fiscal 2005.

For the six months ended March 31, 2006, our gross profit was $318,501 compared to $321,065 for the corresponding period in fiscal 2005. During the six months ended March 31, 2006, Burger Time contributed $55,182 in gross profits earning a 1.85% gross profit and the contract manufacturing contributed $263,319 in gross profit dollars earning a 22.89% gross profit. Our gross profit percentage decreased to 7.71% for the six months ended March 31, 2006 from 8.42% in the same period of 2005. This decrease, of 0.71%, was primarily the effect of Burger Time being a greater percentage of overall sales.

Selling, general and administrative expenses for the six months ended March 31, 2006 increased $339,928 to $654,007 from the six months ended March 31, 2005.  During the six months ended March 31, 2006, the primary reason for the increase, as compared to the same time in fiscal 2005, was the $393,487 of additional expense related to the costs of being a public company. As previously stated the Company continues to monitor these costs and will try to mitigate these expenses, as best it can, in the future.

Page F- 19

The loss from continuing operations for the six-month period ended March 31, 2006 was $193,208 as compared to income from continuing operations of $2,891 for the same period in fiscal 2005. The loss increase is primarily due to the added selling, general and administrative expenses. Interest income and interest expense for the six-month period ended March 31, 2006 was $104,740 and $66,192 as compared to $13,864 and $16,225 for the same period in fiscal 2005. Interest income was generated from the Company’s money market and short term investments. The increase in interest expense, $49,967 was due to the mortgaging of eight Burger Time properties. See – Note 10.

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

We have typically financed our operations through internal working capital and a bank line of credit.  On May 10, 2005 we completed a permanent mortgage for several of our owned Burger Time properties during our third fiscal quarter in the total loan amount of $2,055,000 million. We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and bank line of credit.  As of March 31, 2006, we had working capital of $4,358,089 as compared to $3,799,558 at September 30, 2005, and term debt of $1,901,903 at March 31, 2006 compared to $2,679,732 at September 30, 2005. As of March 31, 2006, we had $3,565,619 in cash, cash equivalents and certificates of deposit, as compared to $3,560,653 at September 30, 2005. The increase in working capital at March 31, 2006 compared to September 30, 2005 was primarily the result of the sale of the Ham Lake property, paying down accounts payable and accrued income taxes, an advance to Site Equities International and cash proceeds from the private placement. The $750,000 line of credit, as of March 31, 2006, is available and remains unused.

In January of 2006 we used the proceeds from the sale of our Ham Lake property to repay in full its mortgage and using a tax deferral strategy we purchased our leased property in Jacksonville Texas -See Note 14.

During fiscal 2006, the Company has advanced $1,000,000 to Site Equities in the form of a note receivable.

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

Page F- 20

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

(d) Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We believe no impairment charges need to be recorded as of March 31, 2006.  Certain assumptions and estimates are employed by management in determining the fair value of assets acquired, including goodwill and other intangible assets, and in determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry.  Actual results could differ from these assumptions and projections resulting in us revising our assumptions and, if required, recognizing an impairment loss.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-QSB under “Part I, Item 2., Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Form 10-QSB constitute “forward-looking statements” which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended.  Also, when we use words such as “believes”, “expects”, “anticipates” or similar expressions, we are making forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  Some of the risks that should be considered include the following factors:

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

Page F- 21

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

Page F- 22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its equity securities in the quarter covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs
Jan 1 – Jan 31, 2006	0	0	0	0
Feb 1 – Feb 28, 2006	1,070	4.80	1,070	5,141
Mar 1 – Mar 31, 2006	62,718	4.73	62,718	296,599
Total	63,788	4.73	63,788	301,740

(1)

On November 8, 2004, the Company announced that its board of directors had approved a stock repurchase program authorizing the Company to repurchase up to 175,000 shares of the Company’s common stock from time to time in open market transactions or in privately negotiated transactions.

Item 4. Submission Of Matters To A Vote Of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 6, 2006. Of the 2,128,727 shares of common stock outstanding and entitled to vote at the meeting, 2,006,184 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting.

1.

To elect one director to hold office as Class II director for a three-year term or until their respective successors have been elected and shall qualify.

Nominee

Votes

        Gervaise Wilhelm

For:

1,988,840

Withheld:

     17,344

Kenneth W. Brimmer, Gary Copperud, Allan D. Anderson and Jeffrey A. Zinnecker continued their respective terms as directors after the Annual Meeting.

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

STEN CORPORATION
Date: May 10, 2006	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2006	By: /s/ Mark Buckrey Mark Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)

Page F- 24