Form 10QSB
period 2006-06-30
STEN CORP
filed 2006-08-11
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(952) 545-2776
(Issuer’s telephone number)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
[  ]   YES      [X]   NO

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

[  ]   YES      [X]   NO

At August 8, 2006, 2,053,907 shares of the issuer’s Common Stock were outstanding.

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 2006 (unaudited) and September 30,
2005 (audited)

Consolidated Statements of Operations for the Three Months Ended and Nine Months Ended
June 30, 2006 and 2005 (unaudited)

Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2006 and 2005
(unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION:

Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4	Submission of Matters to a Vote of Security Holders
Item 6	Exhibits

SIGNATURES

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006 (unaudited)	September 30, 2005 (audited)
CURRENT ASSETS
Cash and cash equivalents	$3,373,889	$2,648,044
Certificates of deposit	414,411	912,609
Accounts receivable, net	304,326	377,327
Inventories	523,332	563,579
Deferred income taxes	46,000	46,000
Income tax receivable	214,164	0
Current portion of note receivable	223,896	370,708
Other current assets	49,231	94,624
Total Current Assets	5,149,249	5,012,891
PROPERTY AND EQUIPMENT, NET	4,206,649	3,730,190
OTHER ASSETS
Intangible assets, net	81,270	90,041
Note receivables, net of current portion	559,998	665,000
Prepaid mortgage costs	88,909	93,678
Assets of discontinued business held for sale	0	728,680
Deferred income taxes	81,000	53,000
Other assets	58,977	46,749
Total Other Assets	870,154	1,677,148
TOTAL ASSETS	$10,226,052	$10,420,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$90,930	$121,037
Accounts payable	224,768	440,493
Accrued payroll and related taxes	176,111	228,136
Other accrued expenses	71,777	88,438
Accrued income taxes including those related to discontinued operations	0	266,160
Liabilities of discontinued businesses	118,401	69,069
Total Current Liabilities	681,987	1,213,333
LONG-TERM LIABILITIES
Long-term debt, net of current portion	1,878,636	2,679,732
Total Liabilities	2,560,623	3,893,065
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	20,539	16,843
authorized, 5,000,000 undesignated shares authorized, 2,068,062 and 1,697,583 common shares issued and 2,053,907 and 1,684,283 outstanding
Additional paid-in capital	4,716,321	3,070,531
Retained earnings	2,928,569	3,439,790
Total Stockholders’ Equity	7,665,429	6,527,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,226,052	$10,420,229

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Sales, net	$2,477,748	$2,133,762	$6,605,568	$5,943,429
Cost of goods sold	2,140,917	1,920,078	5,950,236	5,391,775
Gross profit	336,831	213,684	655,332	551,654
Selling, general and administrative costs	318,137	238,449	972,144	565,750
Loss on impairment on note receivable from Site Equities	1,062,671	0	1,062,671	0
Loss from operations	(1,043,976)	(24,765)	(1,379,483)	(14,096)
Other income (expense)
Interest income	49,605	1,028	154,346	6,756
Interest expense	(32,592)	(5,407)	(98,785)	(18,973)
Net other income (expense)	17,013	(4,379)	55,561	(12,217)
Loss from continuing operations before income taxes	(1,026,963)	(29,144)	(1,323,922)	(26,313)
Benefit from income taxes	(385,110)	(31,206)	(488,859)	(9,200)
Income (loss) from continuing operations	(641,853)	2,062	(835,063)	(17,113)
Income (loss) from discontinued operations	(135,091)	(512,425)	493,019	969,108

Provision for (benefit from) income taxes from discontinued operations	(50,660)	(150,000)	169,177	437,774
Net income (loss) from discontinued operations	(84,431)	(362,425)	323,842	531,334
NET INCOME (LOSS)	$(726,284)	$(360,363)	$(511,221)	$514,221
INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.31)	$0.00	$(0.41)	$(0.01)
Diluted	$(0.31)	$0.00	$(0.40)	$(0.01)
INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.04)	$(0.21)	$0.16	$0.31
Diluted	$(0.04)	$(0.21)	$0.15	$0.29
NET INCOME (LOSS) PER SHARE:
Basic	$(0.35)	$(0.21)	$(0.25)	$0.30
Diluted	$(0.35)	$(0.21)	$(0.25)	$0.28
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	2,060,215	1,710,685	2,028,423	1,722,887
Diluted	2,090,606	1,710,685	2,073,829	1,831,553

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended
	June 30,
	2006	2005 (Restated – See Note 2)
Cash flows from operation activities:
Net Income (loss)	$ (511,221)	$ 514,221
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	347,758	269,034
Reserve for Site Equities note impairment	1,062,671	0
Provision for deferred taxes	(28,000)	0
Compensation related to non-employee stock option	0	7,784
Changes in certain assets and liabilities:
Accounts receivables, net	73,001	246,237
Inventories	40,247	84,079
Income tax receivable	(214,164)	0
Other current assets	45,393	(12,292)
Other assets	(23,931)	0
Accounts payable	(215,725)	(75,243)
Accrued payroll and related taxes	(52,025)	(77,383)
Accrued income taxes	(266,160)	0
Other accrued expenses	(16,661)	(173,554)
Net Cash flows from operating activities-continuing operations	241,183	782,883
Net cash used in discontinued operations	(306,690)	(686,874)
Loss from operations of discontinued operations	0	210,614
Gain on sale of assets of discontinued business held for sale	(493,019)	(1,179,722)
Net Cash flows from operating activities-discontinued operations	(799,709)	(1,655,982)
Net Cash flows from operating activities	(558,526)	(873,099)

Cash flows from investing activities:
Investment in certificate of deposit, net of gain on investments	498,198	0
Purchase of franchise license of Hot ‘N Now	0	(175,000)
Advance to Site Equities	(1,062,671)	0
Purchase of property and equipment	(832,956)	(867,242)
Purchases of intangibles	0	(12,059)
Payments received on notes receivable	251,814	80,475
Decrease (increase) in loans on cash surrender value of life insurance	11,703	(13,884)
Net Cash flows from investing activities-continuing operations	(1,133,912)	(987,710)
Proceeds from sale of Ham Lake property	1,600,000	0
Proceeds from sale of Medical Products Group	0	6,000,000
Proceeds from sale of Emergency Oxygen Service Business	0	2,450,000
Purchase of Barry Medical Products- discontinued operations	0	(50,000)
Purchases of property and equipment- discontinued operations	0	204,874
Net Cash flows from investing activities-discontinued operations	1,600,000	8,606,874
Net Cash flows from investing activities	466,088	7,617,164

Cash flows from financing activities:
Net decrease in line of credit, bank	0	(1,440,921)
Proceeds from long-term debt	0	2,055,000
Payments on long-term debt	(831,203)	(3,495,065)
Repurchase of common shares	(350,512)	(144,599)
Proceeds from sale of common stock	1,999,998	0
Proceeds from exercise of stock warrants or stock options	0	1,600
Net Cash flows from financing activities-continuing operations	818,283	(3,023,985)
Payments on Lifekit notes payable-discontinued	0	(127,978)
Payments on Barry Medical-discontinued	0	(192,000)
Net Cash flows from financing activities-discontinued operations	0	(319,978)
Net Cash flows from financing activities	818,283	(3,343,963)

Net increase in cash and cash equivalents	725,845	3,400,102

Cash and cash equivalents - beginning of period	2,648,044	431,942
Cash and cash equivalents - end of period	3,373,889	$ 3,832,044

Supplemental cash flow information:
Cash paid for income taxes	$ 189,500	$ 0
Cash paid for interest	$ 98,785	$ 18,973

Non-cash investing and financing activities:
Note Receivable in connection with sale of discontinued business	$ 0	$ 1,200,000

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 AND 2005

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

Accounts Receivable – Accounts receivable are shown net of an allowance for doubtful accounts of approximately $0 and $4,000 at June 30, 2006 and September 30, 2005, respectively.

Amortization – Intangible assets are being amortized over their estimated useful lives using the straight-line method.

Notes Receivable – Notes receivable consists of $83,894 due from Aspen related to the sale of our Medical Products Group.  The note is unsecured and bears interest at 4.75% per annum.  Aspen is obligated to repay the note in six equal quarterly installments of $83,333 beginning on May 8, 2005 until August 8, 2006. Notes receivable also includes $700,000 due from Life Safe Services, LLC related to the sale of our Emergency Oxygen Service Business, which is in the form of a subordinated promissory note personally guaranteed by the owners of Life Safe Services, LLC. The Life Safe Note bears interest at a rate of 7.25% per annum. The Life Safe Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42. Our rights under the LifeSafe Note are subordinate to those of the Buyer’s senior lender.

Prepaid Mortgage Costs – Debt issuance costs are amortized over the life of the loan using the straight-line method.  On May 10, 2005, we completed a mortgage financing relating to real estate used by our subsidiary, Burger Time Acquisition Corporation. In the course of closing the mortgages, we incurred costs of $96,290. These mortgage costs are being amortized over of the life of the notes (15 years), we expensed $1,589 for the three months ended June 30, 2006 and $4,766 for nine months ended June 30, 2006. The Company expensed $1,023 in mortgage costs for the three and nine months ended June 30, 2005.

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

Research and Development – We expense all costs related to product research and development as incurred.  Research and development expense was $0 for the three months ended June 30, 2006 and 2005, respectively and $0 and $769 for the nine months ended June 30, 2006 and 2005, respectively.

Assets of Discontinued Business Held For Sale – As a part of the sale of our Medical Products Group in November 2004, we held for sale our former headquarters and operations facility located in Ham Lake, Minnesota.  Accordingly, we reflected the carrying value of the building as an asset of discontinued business held for sale as of September 30, 2005. As a result, we discontinued recording depreciation on the building. The building was sold on January 11, 2006 and as a result, we recognized a pre-tax gain of $493,019 for the nine months ended June 30, 2006 (see Note 15).

Common Stock Purchase Warrants - In connection with a registered offering that was completed in October 2000, we issued warrants to purchase common stock. At June 30, 2006, there were outstanding common stock purchase warrants to purchase 369,793 shares at $4.00 per share.  On May 11, 2005, our Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2008. There was no accounting charge related to the extension of the warrants.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net Income (loss):
As reported	$ (726,284)	$ (360,363)	$ (511,221)	$ 514,221
Pro forma	$ (741,540)	$ (391,457)	$ (565,027)	$ 437,006
Net Income (loss) per share basic:
As reported	$ (0.35)	$ (0.21)	$ (0.25)	$ 0.30
Pro forma	$ (0.36)	$ (0.23)	$ (0.28)	$ 0.25
Net Income (loss) per share diluted:
As reported	$ (0.35)	$ (0.21)	$ (0.25)	$ 0.28
Pro forma	$ (0.35)	$ (0.23)	$ (0.27)	$ 0.24

Stock based compensation:
As reported	$ 0	$ 0	$ 0	$ 7,784
Pro forma	$ 15,256	$ 31,094	$ 53,806	$ 77,215

The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighed-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Risk free interest rate	5.75%	5.75%	5.75%	5.75%
Expected life of options granted	5 years	5 years	5 years	3-5 years
Expected volatility range	50.0%	50.0%	50.0%	50.0%
Expected dividend yield	0%	0%	0%	0%

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

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.

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

Inventories consisted of the following at:

	June 30, 2006	September 30, 2005

Raw materials	$ 358,254	$ 363,276
Work in process	104,587	121,010
Finished goods	60,491	79,293
Total Inventories	$ 523,332	$ 563,579

Note 5.  Net Income (loss) Per Share

Basic income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding for the reporting period. Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period.  Options totaling 285,000 and 315,500 shares were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended June 30, 2006 and 2005 as their effect was anti-dilutive.  For the three months ended June 30, 2006 and 2005, options reflecting 30,391 and 0 shares of common stock, respectively, were included in the weighted average share calculation.

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Income (loss) from continuing operations	$ (641,853)	$ 2,062	$ (835,063)	$ (17,113)
Income (loss) from discontinued operations	(84,431)	(362,425)	323,842	531,334
Net income (loss)	(726,284)	(360,363)	(511,221)	514,221
Net income (loss) per share – basic
Weighted average shares outstanding	2,060,215	1,710,685	2,028,423	1,722,887

Net income (loss) per share – basic	$ (0.35)	$ (0.21)	$ (0.25)	$ 0.30
Net income (loss) per share – diluted
Weighted average shares outstanding	2,060,215	1,710,685	2,028,423	1,722,887
Effect of diluted securities	30,391	0	45,406	108,666
Weighted average shares outstanding	2,090,606	1,710,685	2,073,829	1,831,553

Net income (loss) per share – diluted	$ (0.35)	$ (0.21)	$ (0.25)	$ 0.28

 Note 6.  Income Taxes

The Company recorded a benefit from income taxes of $385,110 and $31,206 relating to income (loss) from continuing operations for the three months ended June 30, 2006 and 2005, respectively.  We recorded a benefit from income taxes of $488,859 and $9,200 relating to a loss from continuing operations for the nine months ended June 30, 2006 and 2005, respectively. We recorded a benefit from income taxes of $50,660 and $150,000 relating to the discontinued operations for the three months ended June 30, 2006 and 2005, respectively, and we recorded a provision for income taxes of $169,177 and $437,774 relating to income from discontinued operations for the nine months ended June 30, 2006 and 2005, respectively.  The Company expects to apply for an immediate refund of approximately $214,164 and expects to generate sufficient taxable income in the current and future periods to realize its tax benefit.

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

Our current deferred tax asset as of June 30, 2006 and September 30, 2005 was $46,000. At June 30, 2006 we had a deferred tax asset of $81,000 and September 30, 2005 it was $53,000.

Note 8.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	June 30, 2006		September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$100,000	$ 19,999	$ 100,000	$ 12,496	120
Franchise Agreements	187,059	187,059	187,059	187,059	84
Other intangibles	3,172	1,903	3,172	635	60

Total	$290,231	$ 208,961	$ 290,231	$ 200,190

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 7.98 years). Amortization of intangible assets was $3,450 and $5,342 for the three months ended June 30, 2006 and 2005, respectively. Amortization of intangible assets was $8,771 and $10,341 for the nine months ended June 30, 2006 and 2005, respectively. Estimated amortization expense of intangible assets for the years ending September 30, 2006, 2007, 2008, 2009, and 2010 is $10,634 per year. In September 2005, we determined that the Hot’N Now Franchise Agreements were impaired and accordingly we established a valuation reserve to fully reserve for the net book value of $172,329.

Note 9.  Line of Credit, Bank

During January 2005, we entered into a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit is subject to a defined borrowing base. Amounts outstanding bear interest at prime plus .5% (8.75% at June 30, 2006). The line of credit is collateralized by our receivables and inventory. At June 30, 2006 and September 30, 2005, there were no borrowings outstanding under this agreement and we had the entire amount available under the borrowing base formula. On April 20, 2006 the Company and Citizens Independent Bank, through an amendment to the original agreement, extended the agreement through January 2, 2007. All other terms and conditions of the original agreement remain in full force and shall continue to be binding to the Company.

Note 10.  Long-term Debt

In May 2005, we completed a mortgage financing relating to eight parcels of real estate used by our subsidiary, Burger Time Acquisition Corporation, in its operation of a chain of fast-food, drive-thru restaurants under the Burger Time name.

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

Long-term debt consisted of the following:

	June 30, 2006	September 30, 2005
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,175 including interest at 8.5%, due February 2011, collateralized by building and land held for sale.	$ 0	$ 766,631
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $9,089 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Elk River, Waite Park, Moorhead and Detroit Lakes.	1,015,934	1,049,240
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,532 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Minot, Grand Forks, Bismarck and Fargo.	953,632	984,898
Totals	1,969,566	2,800,769
Less current portion	(90,930)	(121,037)
Long-term portion	$ 1,878,636	$ 2,679,732

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

The following table set forth certain financial information for each of our business segments described above for the three and nine months ended June 30, 2006 and 2005. (Corporate and contract manufacturing identifiable assets also includes the identifiable assets related to discontinued businesses.)

	Corporate and Contract Manufacturing	BTAC	Total

Quarter ended June 30, 2006
Revenues	$ 567,850	$ 1,909,898	$ 2,477,748
Income (loss) from operations	(1,172,327)	128,351	(1,043,976)
Identifiable assets	5,326,037	4,900,015	10,226,052
Depreciation and amortization	16,585	98,039	114,624
Capital Expenditures	719	47,961	48,680

Quarter ended June 30, 2005
Revenues	$ 294,078	$ 1,839,684	$ 2,133,762
Income (loss) from operations	(143,443)	118,678	(24,765)
Identifiable assets	5,731,455	5,408,393	11,139,848
Depreciation and amortization	24,987	91,059	116,046
Capital Expenditures	22,192	130,021	152,213

Nine months ended June 30, 2006
Revenues	$ 1,718,049	$ 4,887,519	$ 6,605,568
Income (loss) from operations	(1,388,280)	8,797	(1,379,483)
Identifiable assets	5,326,037	4,900,015	10,226,052
Depreciation and amortization	56,607	291,151	347,758
Capital Expenditures	741,366	91,590	832,956

Nine months ended June 30, 2005
Revenues	$ 1,586,020	$ 4,357,409	$ 5,943,429
Income (loss) from operations	(78,016)	63,920	(14,096)
Identifiable assets	5,731,455	5,408,393	11,139,848
Depreciation and amortization	50,881	218,153	269,034
Capital Expenditures	23,962	843,280	867,242

Note 12.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares that replaced a repurchase program originally adopted in September 2001. The Company purchased a total of 10,232 shares of common stock for a cost of $45,340 during the three months ended June 30, 2006, 74,820 shares of common stock for a cost of $350,512 during the nine months ended June 30, 2006, and have repurchased a total of 122,355 shares for a cost of $576,599 under the Company’s current program.

Legal Proceedings - On May 9, 2005, our former Chief Executive Officer, Larry Rasmusson, filed a Complaint in Minnesota District Court, Hennepin County, against STEN and Aspen Surgical Products, Inc. claiming that the November 8, 2004 Asset Purchase Agreement between STEN and Aspen Surgical violated an April 1, 1990 licensing and royalty agreement between STEN and Rasmusson.

In an Order dated June 26, 2006, the Court granted STEN’s and Aspen’s motion for summary judgment and dismissed all of Rasmusson’s claims.  Rasmusson will have 60 days from the date of the Court’s Entry of Judgment to appeal the decision to the Minnesota Court of Appeals. There was no effect to the Statements of operations for the three and nine months ended June 30, 2006 and 2005 related to the claim beyond attorney fees to defend the case.

Note 13.  Sale of Securities

Private Placement - On November 15, 2005, we entered into a subscription agreement with two private investors for the sale of 222,222 shares of our common stock to each investor for cash consideration of $4.50 per share. The closing dates for the subscription agreements were November 25, 2005 and November 28, 2005. At the closing, each investor delivered the purchase price of $999,999 for the 222,222 shares issued.

Note 14.  Acquisitions and Disposition of Assets

Purchase Jacksonville, Texas Facility- On December 19, 2005, we entered into a Commercial Real Property Sales Contract with Robert Nichols Enterprises, Inc. for the purchase by the Company of certain real property located in Jacksonville, Texas for $675,000 in cash. At the time of the agreement, the Company leased the property from Robert Nichols Enterprises. The property consists of 13.7 acres of land and an approximately 30,000 square foot steel manufacturing facility used in our contract manufacturing operations. Using the proceeds from the sale of the Company’s former Ham Lake, Minnesota property, the Company completed the purchase of the Jacksonville, Texas facility on January 20, 2006 for total consideration including closing fees of $684,800.

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

On March 9, 2006, the parties entered into an Amendment to the Loan and Merger Option Agreement. The Amendment provided that the remaining $1,200,000 potentially be advanced provided certain conditions were met. We disbursed the second installment of $100,000 concurrent with the signing of this Amendment. Each of the additional installments was subject to various conditions and the failure by Site Equities to satisfy any of the conditions as to a particular installment relieved the Company of the obligation to make such loan installment. Among the conditions Site Equities was required to meet for the disbursement of the future installments was that Site Equities obtain a loan from a third party investor of $500,000. As of June 30, 2006 we advanced $1,062,671 to Site Equities including transaction costs of $62,671. In May, 2006 Site Equities did not meet the requirements for additional advances from STEN.  STEN concluded that because Site Equities has not achieved its objective of raising additional capital, the realization of the advances is doubtful. Therefore, we have recorded an impairment charge of $1,062,671 reflecting a full reserve for the amount advanced to Site Equities.

Hot ‘N Now – On March 3, 2005, our Burger Time Acquisition Corporation completed the purchase of certain assets of the former franchisor of Hot ‘N Now restaurants in a transaction approved by the United States Bankruptcy Court for the Western District of Michigan. The assets acquired include the Hot ‘N Now franchise, all Hot ‘N Now franchise agreements and all royalties and other franchise fees now due and owing. Among other things, the acquired rights also include the Hot ‘N Now name and tradename. There are currently 14 franchisee locations of Hot ‘N Now all operating in the State of Michigan. The purchase price paid was $175,000 for the franchise license.  We are in the process of negotiating new agreements with the Hot ‘N Now locations. As of June 30, 2006 the Company has entered into new agreements with 7 of the 14 locations.  Revenue generated from these new agreements was $17,625 for the quarter ended June 30, 2006 and $0 for the corresponding period in Fiscal 2005.  The purchase price of $175,000 was initially allocated to the franchise license acquired based on the estimated fair value as of the acquisition date and was deemed to be impaired and was fully written-off in the period ended September 30, 2005.

Note 15.  Discontinued Operations

On August 10, 2005, we entered into a Purchase Agreement with OLD Holdings, LLC (“Holdings”) for the sale to Holdings of our property located at 13828 Lincoln Street NE, Ham Lake, Minnesota.  In connection with the Agreement, the Company and Holdings also entered into a lease agreement dated October 15, 2005 relating to the lease to OLD Holdings of the Ham Lake facilities pending the closing of the sale. Other than in respect of the transactions contemplated by the Agreement, there are no relationships between Holdings and the Company, or any director or officer of the Company.

On January 11, 2006, we closed the transactions contemplated by the Agreement and sold the Ham Lake property to Holdings for $1,600,000 in cash, of which $25,000 was previously paid as earnest money. The consideration for the sale was determined through arm’s-length negotiations between STEN and Holdings. In connection with the sale, the Lease Agreement was merged as a matter of law when ownership of the property was transferred. Concurrently with the sale, we applied $786,474 of the purchase price to pay in full the mortgage relating to the Ham Lake property plus an early payment penalty of $27,973.

We recorded $356,021 of estimated expenses for accrued payables, early payment penalties, closing fees and other exit costs as a part of the sale of the building and discontinued operations. We made $36,786 in payments for the three and $237,620 in payments for the nine months ended June 30, 2006 and the accrued amounts are summarized as follows:

Accrued Payable
Beginning balance	$ 0
Estimated Expenses	82,500
Payments	82,500
Ending balance	$ 0

Other Exit Costs
Beginning balance	$ 0
Early payment penalty	27,973
Closing fees	6,690
Other exit costs	238,858
Payments	155,120
Ending balance	$ 118,401

In accordance with the provisions of SFAS 144, we have not included the sale of our Ham Lake property to OLD Holdings in the results from continuing operations. The results of this sale have been reflected as discontinued operations. The income from discontinued operations for the three and nine months ended June 30, 2006, consist of the following:

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Nine Months Ended June 30, 2006	For the Nine Months Ended June 30, 2005
Gain on sale of assets:
Sale Price	$ 0	$ 0	$ 1,600,000	$ 0
Less costs and expenses
Property and Equipment, net			750,960
Accrued Payable			82,500
Transaction, Legal, Transition and other	135,091		273,521
Total costs of sale	135,091	0	1,106,981	0
Net gain (loss) on sale before taxes	(135,091)		493,019
Income (loss) from discontinued operations before income taxes	$ (135,091)	$ 0	$ 493,019	$ 0

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

We recorded $193,141 of estimated expenses for severance and other exit costs as a part of the sale of the Emergency Oxygen Service Business. We made no payments for the three or nine months ended June 30, 2006 and the accrued amounts are summarized as follows:

Accrued Severance Costs
Beginning balance	$ 0
Estimated Expenses	35,000
Payments	35,000
Ending balance	$ 0

Other Exit Costs
Beginning balance	$ 0
Estimated transition expenses	8,141
Reserve for working capital requirement	150,000
Payments	(158,141)
Ending balance	$ 0

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Emergency Oxygen Service Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The loss from discontinued operations for the three and nine months ended June 30, 2006 and 2005, consist of the following:

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Nine Months Ended June 30, 2006	For the Nine Months Ended June 30, 2005

Revenue, Net	$ 0	$ 682,035	$ 0	$ 2,169,478

Cost of Goods Sold	0	433,960	0	1,239,187

Gross Profit	0	248,075	0	930,291

Total operating expenses	0	335,964	0	958,314

Net loss operations	0	(87,889)	0	(28,023)

Gain on sale of assets:
Sale Price		3,150,000		3,150,000
Less costs and expenses
Accounts Receivable		532,710		532,710
Inventories		205,319		205,319
Prepaids		22,836		22,836
Property and Equipment, net		2,014,485		2,014,485
Intangibles, net		1,182,024		1,182,024
Goodwill		60,198		60,198
Accounts Payable		(10,141)		(10,141)
Severance		35,000		35,000
Reserve related to working Capital agreement		150,000		150,000
Deferred Revenue		(793,463)		(793,463)
Transaction, Legal, Transition and other		75,568		75,568
Total costs of sale		3,474,536		3,474,536
Net loss on sale before taxes		(324,536)		(324,536)
Loss from discontinued operations before income taxes	$ 0	$ (412,425)	$ 0	$ (352,559)

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

We have recorded $589,650 in expenses for severance and other exit costs as a part of the sale of the Medical Products Group. We made payments totaling $69,069 for the nine months ended June 30, 2006. The total of $589,650 is summarized as follows:

Accrued Severance Costs
Beginning balance	$ 0
Estimated expenses	100,000
Payments	(100,000)
Ending balance	$ 0

Other Exit Costs
Beginning balance	$ 0
Estimated shut down expenses	50,000
Accrued legal, audit	116,859
Other expenses	322,791
Payments	(489,650)
Ending balance	$ 0

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

In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The income from discontinued operations for the three and nine months ended June 30, 2006 and 2005, consist of the following:

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Nine Months Ended June 30, 2006	For the Nine Months Ended June 30, 2005

Revenue, Net	$ 0	$ 0	$ 0	$ 710,574

Cost of Goods Sold	0	0	0	470,320

Gross Profit	0	0	0	240,254

Total operating expenses	0	0	0	422,845

Net (loss) income operations	0	0	0	(182,591)

Gain on sale of assets:
Sale Price				6,500,000
Less costs and expenses
Accounts Receivable				927,376
Inventories				2,434,690
Prepaids				156,056
Property and Equipment, net				648,086
Intangibles, net				151,203
Deferred Debt issuance Costs				142,236
Goodwill				355,563
Accounts Payable				(342,259)
Severance				100,000
Transaction, Legal, Transition and other				422,791
Total costs of sale				4,995,742
Net gain on sale before taxes				1,504,258
Income from discontinued operations before income taxes	$ 0	$ 0	$ 0	$ 1,321,667

The table below is a consolidation of the sale of our property at 13828 Lincoln Street NE, Ham Lake, Minnesota, the Emergency Oxygen Service Business and the Medical Product Groups.  In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group and Emergency Oxygen Service Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The income (loss) from discontinued operations for the three and nine months ended June 30, 2006 and 2005, consist of the following:

	For the Three Months Ended June 30, 2006	For the Three Months Ended June 30, 2005	For the Nine Months Ended June 30, 2006	For the Nine Months Ended June 30, 2005

Revenue, Net	$ 0	$ 682,035	$ 0	$ 2,880,052

Cost of Goods Sold	0	433,960	0	1,709,507

Gross Profit	0	248,075	0	1,170,545

Total operating expenses	0	335,964	0	1,381,159

Net (loss) income operations	0	(87,889)	0	(210,614)

Gain on sale of assets:
Sale Price	0	3,150,000	1,600,000	9,650,000
Less costs and expenses
Accounts Receivable		532,710		1,460,086
Inventories		205,319		2,640,009
Prepaids		22,836		178,892
Property and Equipment, net	0	2,014,485	750,960	2,662,571
Intangibles, net		1,182,024		1,333,227
Deferred Debt issuance Costs		0		142,236
Goodwill		60,198		415,761
Accounts Payable	0	(10,141)	82,500	(352,400)
Severance		35,000		135,000
Reserve related to working Capital agreement		150,000		150,000
Deferred Revenue		(793,463)		(793,463)
Transaction, Legal, Transition and other	135,091	175,568	273,521	498,359
Total costs of sale	135,091	3,574,536	1,106,981	8,470,278
Net gain (loss) on sale before taxes	(135,091)	(424,536)	493,019	1,179,722
Income (loss) from discontinued operations before income taxes	$ (135,091)	$ (512,425)	$ 493,019	$ 969,108

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

Results of Operations

For the Three Month Period Ended June 30, 2006 and June 30, 2005

Net sales from continuing operations consisting of BTAC and our contract manufacturing businesses for the three months ended June 30, 2006 increased 16% to $2,477,748 from $2,133,762 in the same period of the prior year. This increase, of $343,986, is due to higher sales in our contract manufacturing business, $567,850 as compared to $294,078 for the third quarter of fiscal 2005 and an increase in our Burger Time business, $1,909,898 as compared to $1,839,684 for the third quarter of fiscal 2005. Third quarter sales for the fiscal 2006 in our contract manufacturing business were $273,772 higher than the corresponding quarter in fiscal 2005 due to a STERIS sales promotion causing an expected slow down in April and May of 2005. The Burger Time sales increase of $70,215 was due to increases in same store sales in 11 of 13 stores for the quarter ended June 30, 2006 as compared to the same period in fiscal 2005.

For the three months ended June 30, 2006, our gross profit was $336,831 compared to $213,684 for the corresponding period in fiscal 2005. During the three months ended June 30, 2006, Burger Time had contributed $228,286 in gross profits or an increase to 11.95% compared to 9.02% during the corresponding period in 2005 and the contract manufacturing contributed $108,545 in gross profit dollars earning a 19.12% gross profit. Our gross profit percentage increased to 13.6% for the three months ended June 30, 2006 from 10.01% in the same quarter of 2005. This increase, of 3.59%, is mostly attributed to lower beef costs in our Burger Time business and better efficiencies in our contract manufacturing business.

Selling, general and administrative expenses for the three months ended June 30, 2006 increased $ to $from the three months ended June 30, 2005. During the three months ended June 30, 2006, the primary reason for the increase, as compared to the same time in fiscal 2005, was the additional expense related to the costs of being a public company and costs associated with new business development. Some of the larger costs were the Company’s annual NASDAQ fee, printing and mailing of the Company’s annual report and proxy. The Company continues to monitor these costs and will try to mitigate these expenses, as best it can, in the future.

During the third quarter of fiscal 2006, Site Equities did not meet the requirements for additional advances from STEN.  STEN concluded that because Site Equities has not achieved its objective of raising additional capital, the realization of the advances is doubtful. Therefore, we have recorded in the three months ended June 30, 2006 an impairment charge of $1,062,671 reflecting a full reserve for the amount advanced to Site Equities.

The loss from Continuing Operations for the three-month period ended June 30, 2006 was $641,853 as compared to income from continuing operations of $2,062 for the same period in fiscal 2005. The decrease in income from continuing operations is due to an impairment charge relating to the write-off of our advances to Site Equities and better margins in our contract manufacturing business and the increased peak seasonal business of Burger Time.

For the Nine Month Period Ended June 30, 2006 and June 30, 2005

Net sales from continuing operations consisting of BTAC and our contract manufacturing businesses for the nine months ended June 30, 2006 increased 11.14% to $6,605,568 from $5,943,429 in the same period of the prior year. This increase, of $662,139, is due to better than expected sales in our Burger Time business, $4,887,519 as compared to $4,357,409 for the first nine months of fiscal 2005. Our contract manufacturing business sales were $1,718,049 as compared to $1,586,020 for the corresponding nine month period in fiscal 2005. The Burger Time sales increase was due to increases in same store sales of $291,307 for the nine months ended June 30, 2006 and our new stores in Watertown and Fergus Falls contributed an increase of $238,803 as compared to the corresponding period in fiscal 2005. Our Watertown location included five months of sales and our Fergus Falls location included only two months in our first nine months sales of fiscal 2005.

For the nine months ended June 30, 2006, our gross profit was $655,332 compared to $551,654 for the corresponding period in fiscal 2005. During the nine months ended June 30, 2006, Burger Time contributed $283,468 in gross profits earning a 5.80% gross profit and the contract manufacturing contributed $371,864 in gross profit dollars earning a 21.64% gross profit. Our gross profit percentage increased to 9.92% for the nine months ended June 30, 2006 from 9.28% in the same period of 2005. This slight increase of 0.64% was primarily the effect of Burger Time being a greater percentage of overall sales.

Selling, general and administrative expenses for the nine months ended June 30, 2006 increased $to $as compared to the same time in fiscal 2005, was the additional expense related to the costs of being a public company and costs associated with new business development. As previously stated the Company continues to monitor these costs and will try to mitigate these expenses, as best it can, in the future.

During the nine months of fiscal 2006, Site Equities did not meet the requirements for additional advances from STEN. STEN concluded that because Site Equities has not achieved its objective of raising additional capital, the realization of the advances is doubtful. Therefore, we have in the nine months ended June 30, 2006 recorded an impairment charge of $1,062,671 reflecting a full reserve for the amount advanced to Site Equities.

The loss from continuing operations for the nine-month period ended June 30, 2006 was $835,063 as compared to a loss from continuing operations of $17,113 for the same period in fiscal 2005. The loss increase is primarily due to the impairment charge of our advances to Site Equities and added selling, general and administrative expenses. Interest income and interest expense for the nine-month period ended June 30, 2006 was $154,346 and $98,785 as compared to $6,756 and $18,973 for the same period in fiscal 2005. Interest income was generated from the Company’s money market and short term investments. The increase in interest expense, $79,812 was due to the mortgaging of eight Burger Time properties. See – Note 10.

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

We have typically financed our operations through internal working capital and a bank line of credit. On May 10, 2005 we completed a permanent mortgage for several of our owned Burger Time properties during our third fiscal quarter in the total loan amount of $2,055,000 million. We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and bank line of credit. As of June 30, 2006, we had working capital of $4,467,262 as compared to $3,799,558 at September 30, 2005, and term debt of $1,878,636 at June 30, 2006 compared to $2,679,732 at September 30, 2005. As of June 30, 2006, we had $3,788,300 in cash, cash equivalents and certificates of deposit, as compared to $3,560,653 at September 30, 2005. The increase in working capital at June 30, 2006 compared to September 30, 2005 was primarily the result of the sale of the Ham Lake property and cash proceeds from the private placement reduced by, paying down accounts payable and accrued income taxes, an advance to Site Equities International, the purchase of our Jacksonville, Texas facility. The $750,000 line of credit, as of June 30, 2006, is available and remains unused.

In January of 2006 we used the proceeds from the sale of our Ham Lake property to repay in full its mortgage and using a tax deferral strategy we purchased our leased property in Jacksonville Texas -See Note 14.

During the first quarter of fiscal 2006, the Company advanced $1,000,000 to Site Equities in the form of a note receivable.  During the third quarter of fiscal 2006 Site Equities was unable to raise additional capital, therefore, we recorded an impairment and reserved for the amounts advanced to Site Equities - See Note 14.

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

(a) Revenue Recognition and Shipping and Handling Costs – We recognize revenue in accordance with Staff Accounting bulletin No. 104 (SAB 104), “Revenue Recognition”. SAB 104 required revenue to be recognized when all of the following are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectability is reasonable assured.

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

(d) Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue.  Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We believe no impairment charges need to be recorded as of June 30, 2006.  Certain assumptions and estimates are employed by management in determining the fair value of assets acquired, including goodwill and other intangible assets, and in determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry.  Actual results could differ from these assumptions and projections resulting in us revising our assumptions and, if required, recognizing an impairment loss.

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

(iii) Our Burger Time business may also be negatively impacted by other factors common to the restaurant industry such as changes in consumer tastes away from red meat and fried foods; consumer acceptance of new products; consumer frequency; increases in the costs of food, paper, labor, health care, workers’ compensation or energy; an inadequate number of available hourly paid employees; decreases in the availability of affordable capital resources; and/or development and operating costs.  In addition, while certain of our management have experience in the restaurant industry, we have little experience as an entity in operating restaurants.

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

We are in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002.  The Securities and Exchange Commission recently adopted rules that delay our schedule for compliance with Section 404 until our first fiscal year ending on or after July 15, 2007.  The regulatory agencies are continuing to study the issues surrounding compliance, particularly as it relates to smaller public companies. We have done due diligence to understand the requirements and corresponding work necessary to successfully document our system of internal controls to the standards and satisfaction of third parties. The potential cost of compliance with Section 404 to our shareholders in relation to the benefits, may be significant. In considering our compliance efforts, we believe that these additional costs and expenses will confirm the existence of an effective and functioning control system.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On May 9, 2005, our former Chief Executive Officer, Larry Rasmusson, filed a Complaint in Minnesota District Court, Hennepin County, against STEN and Aspen Surgical Products, Inc claiming that the November 8, 2004 Asset Purchase Agreement between STEN and Aspen Surgical violated an April 1,1990 licensing and royalty agreement between STEN and Rasmusson.

In an Order dated June 26, 2006, the Court granted STEN’s and Aspen’s motion for summary judgment and dismissed all of Rasmusson’s claims.  Rasmusson will have 60 days from the date of the Court’s Entry of Judgment to appeal the decision to the Minnesota Court of Appeals.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its equity securities in the quarter covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Apr 1 – Apr 30, 2006	0	$ 0.00	0	62,877
May 1 – May 31, 2006	6,829	$ 4.43	6,829	56,048
Jun 1 – Jun 30, 2006	3,403	$ 4.43	3,403	52,645
Total	10,232	$ 4.43	10,232	52,645

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

STEN CORPORATION
Date: August 11, 2006	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2006	By: /s/ Mark F. Buckrey Mark F. Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)