Form 10KSB
period 2006-09-30
STEN CORP
filed 2006-12-21
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-KSB

______________________________

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 1, 2006

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

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  [   ]   Yes    [X]   No

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [   ]   Yes     [X]   No

State issuer’s revenues for its most recent fiscal year:   $8,878,563

Based upon the closing price of the issuer’s common stock on December 15, 2006 of $5.00 as reported by The NASDAQ Capital Market, the aggregate market value of such common stock held by non-affiliates of the issuer as of December 15, 2006 was approximately $5,334,980.

As of December 15, 2006, the issuer had outstanding 2,018,957 shares of common stock, $.01 par value.

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

On September 19, 2006, the Board of Directors of STEN Corporation adopted a resolution changing the Company’s fiscal year end from September 30 to the Sunday closest (before or after) to September 30. As a result, the Company’s 2006 fiscal year will end on Sunday, October 1, 2006 and the Company’s 2007 fiscal year will end on Sunday, September 30, 2007.  The Board of Directors also changed the quarterly periods within the new fiscal year such that each quarter will consist of thirteen weeks of two four-week periods followed by one five-week period.

Prior to November 2004, our principal business was manufacturing and marketing medical products in a business we refer to as the “Medical Products Group.” In May 2003, we sold the assets relating to our surgical instrument sterilization container business to STERIS Corporation (“STERIS”). We manufacture these products for STERIS under a manufacturing agreement and this comprises our “Contract Manufacturing Business”. On November 8, 2004, we sold the remaining assets and certain liabilities of the Medical Products Business to Grand Rapids, Michigan-based Aspen Surgical Products, Inc. (“Aspen”) for $6.5 million.

In November 2003, through our LifeSafe Services, Inc. (“LifeSafe”) subsidiary, we purchased certain assets and liabilities of SOS International, Inc. (“SOS”) relating to the business of leasing and servicing oxygen systems for emergency purposes. In June 2004, we also purchased certain assets relating to a line of first aid kits for hurricane, emergency and disaster preparedness marketed under the LifeKit brand name. Together, these businesses comprised our Emergency Oxygen Business.  On June 30, 2005, we completed the sale to Life Safe Services, LLC of assets related to our Emergency Oxygen Business for $2,450,000 in cash, a $700,000 note receivable plus the assumption by the Buyer of certain liabilities.

On July 1, 2004, through our Burger Time Acquisition Corporation (“BTAC”) subsidiary, we purchased the assets and business operations of a chain of restaurants operated under the Burger Time name. BTAC operates our thirteen-unit chain of quick-service restaurants focusing on high-quality hamburgers offered at competitive prices. In May of 2005, we completed a mortgage financing relating to eight parcels of real estate used by BTAC in its operation of the Burger Time restaurants.

On August 11, 2006, through our wholly-owned subsidiary, STEN Financial Corporation (“STEN Financial”), we entered into an agreement to purchase certain assets of a business operating as Alliance Cash Advance. These assets consisted principally of a retail lending location in Tempe, Arizona and related receivables. To acquire the assets, STEN Financial paid $275,000 in cash from working capital.  STEN Financial intends to use the assets to continue offering short term consumer loans principally in the form of deferred presentment or “payday” loan transactions. Our customers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood location, extended operating hours and quality customer service. Our products, principally our short-term consumer loan program, provide immediate access to cash for living expenses or other needs. In addition, following the end of our fiscal year, on October 2, 2006, STEN Financial purchased the assets of an unrelated internet-based payday loan business operating as Money World Lending for $200,000. On October 3, 2006, we purchased, in another unrelated transaction, through our STEN Financial Corporation subsidiary, three check-cashing payday loan stores located in Salt Lake City, Utah for $600,000.

The recent acquisitions of assets by STEN Financial together with the sale to of our Medical Products Group to Aspen and the sale of our Emergency Oxygen Business to Life Safe Services, LLC reflects our strategic decision to focus our management attention and resources on businesses we believe will provide better opportunities to grow value for our shareholders which we believe will principally be in STEN Financial Corporation.

In our fiscal year 2006 and 2005 financial statements, we have accounted for the Medical Products Group, the  Emergency Oxygen Business, the sale of the Company’s former headquarters in Ham Lake, MN, and our write-down of advances to Site Equities and its Pay Centers operation all as “Discontinued Operations.”

Principal Products and Distribution

In 2006, our continuing operations were divided into three areas: the business operations of STEN Corporation, which includes our corporate and Contract Manufacturing Business, the business operations of BTAC, which includes our Burger Time restaurants and the business operations of STEN Financial, which includes our consumer lending business. Our corporate offices are located in approximately 1,142 square feet of leased office space in Minnetonka, Minnesota. The Contract Manufacturing Business products are manufactured and distributed from our facility located in Jacksonville, Texas. The Texas facility is ISO 13485 certified. Of the properties relating to our fourteen Burger Time restaurants, eleven are owned and three are leased. The Burger Time properties are located in Minnesota, North Dakota, South Dakota and Iowa. Our STEN Financial business, which includes Alliance Cash Advance, leases approximately 1,400 square feet of office and space in Tempe, Arizona and is operated by STEN Financial Corporation which, effective October 2, 2006, will be located in administrative offices in Salt Lake City, Utah.

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

Patents, Trademarks, and Licenses

Currently, we have no patents or registered trademarks relating to our STEN Corporation business, our Burger Time business, or in our STEN Financial business. We own the trademark “ Hot ‘N Now” and have licensed the trademark to 9 operators for approximately $13,500 in annual license fees.

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

Competition

Each of our businesses is extremely competitive. In our Burger Time business we face direct competitors with substantially greater assets, marketing capability, and experience. Our Contract Manufacturing Business relies on the ability of our sole customer to market, sell and service to the end user. In our STEN Financial business we face competitors from traditional borrowers like banks and credit unions and non-traditional borrowers in the sub-

prime markets like finance and other payday loan companies. We believe that in each of our businesses we must offer a competitive price, superior quality, reliability, and speed of order fulfillment to be competitive.

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

Our consumer lending business operates in a business which is highly fragmented. There are several public and private companies with large networks of stores. There are also many local chains and single-unit operators. These national and regional companies have significantly greater resources to devote to advertising and new locations. Many, if not all, of these companies frequently survey and research customer trends and purchasing patterns in order to place the most effective advertising in their market. We compete on the basis of, and believe that, convenience, hours of operations and other aspects of customer service are the principal factors influencing customers.

Research and Development Expenditures

The Company did not incur any expenses related to research and development for the years ended October 1, 2006 and September 30, 2005.

Government Regulation

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

The sterilization container products are also subject to regulation in foreign countries, including ISO 9000 certification, which is required to conduct business in the European Community and Canada. The sterilization container products have received ISO 9002 and ISO 13485 Certification and are also covered under a CE Certificate. For our Contract Manufacturing Business we have continued to devote, significant financial and human resources to comply with the extensive regulations by the FDA and other government agencies.

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

In our consumer lending business we are subject to regulation by federal and state governments that affects the products and services we provide. In general, these regulations are designed to protect consumers who deal with us. These regulations include those governing lending practices and terms, such as content, form and accuracy of our consumer disclosures, limitations on the cost of credit, fair debt collection practices and rules regarding advertising content.

If we fail to comply with the regulations applicable to our lines of business, we would be subject to administrative and criminal actions, which could have a material adverse effect on our business. Our operations may be affected with the passage of new legislation or court rulings with respect to existing legislation. Our continued compliance with all regulatory requirements may be costly.

Currency Reporting Regulation

Regulations promulgated by the U.S. Treasury Department under the Bank Secrecy Act require reporting of transactions involving currency in an amount greater than $10,000, or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000. In general, every financial institution must report each deposit, withdrawal, exchange of currency or other payment or transfer that involves currency in an amount greater than $10,000. In addition, multiple currency transactions must be treated as a single transaction if the financial institution has knowledge that the transactions are by, or on behalf of, any one person and result in either cash in or cash out totaling more than $10,000 during any one business day. We believe that our point-of-sale system and employee training programs support our compliance with these regulatory requirements.

Also, money services businesses are required by the Money Laundering Act of 1994 to register with the U.S. Treasury Department. Money services businesses include check cashers and sellers of money orders. Money services businesses must renew their registrations every two years, maintain a list of their agents, update the agent list annually and make the agent list available for examination. In addition, the Bank Secrecy Act requires money services businesses to file a Suspicious Activity Report for any transaction conducted or attempted involving amounts individually or in total equaling $2,000 or greater, when the money services businesses knows or suspects that the transaction involves funds derived from an illegal activity, the transaction is designed to evade the requirements of the Bank Secrecy Act or the transaction is considered so unusual that there appears to be no reasonable explanation for the transaction. The United States PATRIOT Act includes a number of anti-money-laundering measures designed to assist in the identification and seizure of terrorist funds, including provisions that directly impact check cashers and other money services businesses. Specifically, the United States PATRIOT Act requires all check cashers to establish certain programs designed to detect and report money laundering activities to law enforcement. We believe we are in compliance with the United States PATRIOT Act. The U.S. Treasury Department’s Office of Foreign Assets Control administers economic sanctions and embargo programs that require assets and transactions involving target countries and their nationals (referred to as “specially designated nationals and blocked persons”) be frozen. We maintain procedures to assure compliance with these requirements.

Privacy Regulation

We are subject to a variety of state and federal regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We have systems in place intended to safeguard such information as required.

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

In our manufacturing business the Company is subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. The Company has made, and intends to continue to make, significant expenditures for compliance with these laws and regulations. The Company cannot predict with certainty future capital expenditures or operating costs associated with environmental law and regulation compliance.

The Company believes that it is currently in conformity in all material respects with applicable environmental, health, and safety requirements. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse effect on the Company or its performance, results, or value.

Employees

As of October 1, 2006 we employed 3 full-time and 1 part-time employees in the Minnetonka, Minnesota facility; 15 full-time employees in our Jacksonville, Texas facility; through our Burger Time restaurants we employed 26 full-time and 150 part-time employees; and in connection with our Alliance Cash Advance business, 2 full-time and 1 part-time employees in our Tempe, Arizona office. We have never had a work stoppage and none of our employees are currently represented under collective bargaining agreements. We consider relations with our employees to be good.

RISKS RELATED TO OUR BUSINESS

The following are important factors that could cause actual results, performance, or achievements to materially different from any future results, performance, or achievements expressed or implied by any forward-looking statement made by or on behalf of us.

Our evolving business plan has significant risks. The risks inherent in each of our businesses may affect us more acutely because our businesses are diverse. Over the past five years we have purchased and sold several business units. We may, in the future, also consider additional business opportunities, which may not necessarily be in industries in which we have prior experience or in any industry in particular and which may or may not have synergies with our existing businesses. As a result of the sale of our Medical Products Group in November 2004 and our LifeSafe business in June 2005, we are directing our limited resources toward our Burger Time, Contract Manufacturing Business and increasingly to our STEN Financial businesses. We also have invested some of our resources in exploring other business ventures. While our Burger Time, Contract Manufacturing business and STEN Financial business share certain risks related to their small size in relation to industries characterized by numerous well established competitors who have substantially greater financial resources and longer operating histories, each of these businesses has many unique risks associated with it. To be successful with each of the Burger Time, Contract Manufacturing Business and STEN Financial, we must successfully execute three distinct business plans at the same time. Given our limited management and lack of experience in each of these businesses, we believe it may be more difficult for us to succeed with such diverse businesses. A lack of focus on a single business activity together with the significant risk of failure that may occur in pursuing possible growth opportunities in these and new businesses, where we have limited executive management experience, may contribute to poor financial performance and significant losses for our shareholders.

We are dependent on management and key personnel to succeed. We depend on the experience of our principal executive officers and key personnel. Our continued success also depends on the ability of our management to effectively manage and grow our business. The loss of the services of any of our executive officers or other key personnel, or our failure to attract and retain other skilled and experienced personnel on acceptable terms, could impede the achievement of our business objectives and have a material adverse effect on our business. In addition, as we seek to develop our Burger Time and financial services business, the market for attracting experienced management is particularly competitive.

Future growth in our Burger Time business is expected to be limited. Our success in opening any new units depends on numerous factors, many of which are beyond our control including: the hiring, training and retention of qualified management and other restaurant personnel; the ability to obtain necessary governmental permits and approvals; competition for desirable site locations; the availability of appropriate financing; and general economic conditions. Although we currently expect development of new units, if any, will be limited, our ability to successfully open additional restaurants will depend upon a number of other factors, particularly the acceptance of the Burger Time concept in new markets, competition and market saturation. To manage any future expansion, we must ensure the continuing adequacy of our existing systems and procedures, including our supply and distribution arrangements, restaurant management, financial controls and information systems. While we expect to modestly expand our Burger Time business, we cannot assure you that we will be able to identify favorable expansion opportunities, moreover, there is no assurance that we will be able  to maintain the same-store sales growth in our existing units.

We have no experience in the financial services area.  STEN Financial Corporation is expected to be the  principal focus of our growth efforts over fiscal year 2007. We expect to focus our efforts in the sub-prime segment of this market. In addition to being a highly regulated and competitive industry, our management team has no prior experience in this area. Because of the inexperience of our management, we may be subject to, and actually experience, more significant risk of failure in our STEN Financial business. In addition, we cannot assure you that our management will be able to manage our STEN Financial business profitably or be able to identify and pursue growth opportunities in this new business.

The payday loan business is regulated under numerous state laws and regulations, which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. As of December 31, 2005, a majority of states and the District of Columbia had legislation permitting or not prohibiting payday loans. During the last few years, legislation has been adopted in some states that prohibits or severely restricts payday loans. For example, in May 2004, a new law became effective in Georgia that effectively prohibits direct payday lending in the state and effectively restricts marketing and servicing of payday loans for a lending bank in the state. According to industry sources, as of February 2006, over 100 bills have been introduced in more than 25 state legislatures that would revise current law governing payday loans in that state, which includes bills introduced in virtually every state in which we are doing business as a payday lender. In certain instances, the bills, if adopted, would adversely affect our ability to compete and grow this segment of our business earnings in that state. Some states, including Arizona, in which we operate, have sunset provisions in their payday loan laws that require renewal of the laws by the state legislatures at periodic intervals. Legislation regulations prohibiting payday loans or making them less profitable or unprofitable, could be passed in any of these states at any time, or existing payday loan laws could expire or be amended. Statutes authorizing payday loans typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. Under statutory authority, state regulators have broad discretionary power and may impose new licensing requirements, interpret or enforce existing regulatory requirements in different ways or issue new administrative rules, even if not contained in state statutes, that affect the way we do business and may force us to terminate or modify our operations in particular states. They may also impose rules that are generally adverse to this industry.

The payday loan industry is regulated under federal law. Although states provide the primary regulatory framework under which we offer payday loans, certain federal laws also affect our business. For example, because payday loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under the Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leah-Bliley Act, and the Fair Debt Practices Act. Any failure to comply with any of these federal laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

Additionally, anti-payday loan legislation has been introduced in the U.S. Congress periodically, with recent legislation specifically targeting lending to military personnel. Congressional members continue to receive pressure from consumer advocates and other industry opposition groups to adopt this type of legislations. Any federal legislative or regulatory action that restricts or prohibits payday loans, could have a material adverse impact on our business, results of operations and financial condition.

The payday loan industry is subject to various local rules and regulations.  In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We have seen increasing efforts by local jurisdictions to restrict payday lending through the use of local zoning and permitting laws. Those zoning-type actions have continued to accelerate. Any actions taken in the future by local zoning boards or other governing bodies to require special use permits for, or impose other restrictions on, payday lenders could have a material adverse effect on our ability to grow and compete in the payday loan industry.

Our success depends on our ability to compete with our major competitors.  Both the financial services and foodservice industries are intensely competitive. Our foodservice competitors include a variety of mid-price, full-service casual-dining restaurants, health and nutrition-oriented restaurants, delicatessens and prepared food stores, as well as supermarkets and convenience stores. In our Contract Manufacturing Business, we face competition from a variety of firms both large and small who offer similar contract manufacturing services.

In the area of financial services we face particularly intense competition. Our competitors have significantly greater resources, access to better locations, management, and systems. The payday lending market is becoming more competitive as this industry matures and begins to consolidate. Virtually all of our competitors have larger and more established customer bases and substantially greater financial, marketing and other resources than we have. As a result, we could lose market share and our revenues could decline, thereby affecting our earnings and potential for growth.

In our Burger Time, Contract Manufacturing Business and STEN Financial business, many of our competitors have substantially greater financial, marketing and other resources than we have, which may give them competitive advantages. Our competitors could also make changes to pricing or other marketing strategies. As our competitors expand operations or product offerings, we expect competition to intensify. Such increased competition could have a material adverse effect on our financial condition and results of operations.

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

Our Contract Manufacturing Business is dependent on a single customer. In fiscal year 2006, we realized sales of approximately $2,156,000 and $465,500 in gross profit from our Contract Manufacturing Business, all of which were derived from sales to STERIS Corporation. Our manufacturing agreement with STERIS continues through December 31, 2006, with extensions subject to agreement between the parties and STERIS may terminate the agreement at any time upon 90 days notice. While we are obligated to manufacture the products exclusively for STERIS, STERIS has the right to manufacture the products itself or arrange for another party to manufacture the products. Any action by STERIS to obtain alternative manufacturing would adversely affect our revenue from this business. Further, there are no minimum purchase obligations under the manufacturing agreement. Any action by STERIS to otherwise limit or discontinue its purchases from us would have a material adverse impact on sales of our products and, consequently, our financial results. Our Contract Manufacturing Business is dependent upon our on-going relationship with STERIS and the ability and desire of STERIS to continue marketing the products to its customers. While we believe our relationship with STERIS is good, there can be no assurance this business will continue.

Changes in applicable laws and regulations governing consumer protection and lending practices, both domestically and abroad, may have a significant negative impact on our business, results of operations and financial condition. Our business is subject to numerous state and certain federal and foreign laws and regulations which are subject to change and which may impose significant costs or limitations on the way we conduct or expand our business. These regulations govern or affect licensing and posting fees, lending practices, such as truth in lending and installment and single-payment lending, interest rates and usury, loan amount and fee limitations, currency reporting, privacy of personal consumer information.

As we develop and introduce new products and services, we may become subject to additional federal and state regulations. In addition, future legislation or regulations may restrict our ability to continue our current methods of operation or expand our operations and may have a negative effect on our business, results of operations and financial condition. Also, states may also seek to impose new licensing requirements or interpret or enforce existing requirements in new ways. Our business is also subject to litigation and regulatory proceedings, which could generate adverse publicity or cause us to incur substantial expenditures or modify the way we conduct our business

Public perception and press coverage of single-payment consumer loans as being predatory or abusive could negatively affect our revenues and results of operations. Consumer advocacy groups and some legislators have recently advocated governmental action to prohibit or severely restrict certain types of short-term consumer lending. Typically the consumer groups, some legislators and press coverage focus on lenders that charge consumers interest rates and fees that are higher than those charged by credit card issuers to more creditworthy consumers. This difference in credit cost may become more significant if a consumer does not repay the loan promptly, but renews the loan for one or more additional short-term periods. These types of short-term single-payment loans are often characterized by consumer groups, some legislators and press coverage as predatory or abusive toward consumers. If consumers accept this negative characterization of certain single-payment consumer loans and believe that the loans we provide to our customers fit this characterization, demand for our loans could significantly decrease, which could negatively affect our revenues and results of operations.

If our estimates of loan losses are not adequate to absorb losses, our results of operations and financial condition may be adversely affected. We maintain an allowance for loan losses for anticipated losses for loans we make directly as well as for fee adjustments for losses on loans we originate and service for others. To estimate the appropriate level of loan loss reserves, including the reserve for estimated reductions to loan servicing fees, we consider the amount of outstanding loans owed to us, as well as loans owed to banks and serviced by us, historical loans charged off, current collection patterns and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make directly and outstanding loans we originate and service for others. As of October 1, 2006, our allowance for loan losses on company-funded consumer loans was $4,300.

Control by existing management. Our officers and directors, together with family and related entities own approximately 47.15% of the issued and outstanding shares of the common stock of the Company. As a result, such shareholders acting as a group will have the ability to influence or control transactions requiring shareholder approval, including the election or removal of members of the board of directors, mergers and other business combinations, and changes in control of our company.

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

We have a limited public market for our common stock.  As of December 15, 2006, we had 2,018,957 shares of common stock outstanding, of which 951,961 shares are held by persons other than members of our management.  The concentration of shares of our common stock in the hands of our management may limit the availability of shares for sale. Further, the average daily trading volume of our common stock on The NASDAQ Capital Market has historically been low. For example, the average daily trading volume in calendar year 2006 was approximately 3,300 shares. There can be no assurance that an active market will exist for our common stock, or that our common stock could be sold without a significant negative impact on the publicly quoted price per share.

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

ITEM 2. DESCRIPTION OF PROPERTY

In August 2006, the Company, through STEN Financial Corporation, entered into a lease for certain real property located in Tempe, Arizona. The property consists of 1,400 square feet. Base rent is $1,540 plus property taxes and shared expenses of $393 per month and rent expense was $2,917 for the year ended October 1, 2006. The term of the lease is for 45 months, expiring on May 31, 2010.

On December 19, 2005, the Company entered into a Commercial Real Property Sales Contract with Robert Nichols Enterprises, Inc. for the purchase by the Company of certain real property located in Jacksonville, Texas for $675,000 in cash. At the time of the agreement, the Company leased the property from Robert Nichols Enterprises. The property consists of 13.7 acres of land and an approximately 30,000 square foot steel manufacturing facility used in our contract manufacturing operations. Using the proceeds from the sale of the Company’s former Ham Lake, Minnesota property, the Company completed the purchase of the Jacksonville, Texas facility on January 20, 2006 for total consideration including closing fees of $684,800.

In October 2005, we moved our headquarters to Minnetonka, Minnesota, a suburb of Minneapolis, from our facilities in Ham Lake, Minnesota. Our headquarters in Minnetonka is leased office space of approximately 1,142 square feet located in an office building. The lease requires monthly payments of $2,460 per month and expires on December 31, 2008 with our option to extend the lease for an additional 36 months.

In connection with our Burger Time restaurant business, we own eleven properties, eight of which are subject to mortgage, and we lease three additional restaurant locations.  The following table describes our Burger Time locations:

Burger Time Locations
		Building	Land
Location	Open Since	(Approx Sq Ft)	(Square Feet)
Fargo, North Dakota +	August 1987	600	35,000
Moorhead, Minnesota +	August 1988	600	22,680
Waite Park, Minnesota +	February 1989	600	17,575
Detroit Lakes, Minnesota +	June 1989	600	18,000
Bismarck, North Dakota +	July 1989	600	30,750
Grand Forks, Minnesota +	October 1989	650	29,580
Sioux Falls, South Dakota	August 1991	650	17,688
Sioux Falls, South Dakota*	August 1991	650	15,000
Minot, North Dakota +	September 1992	800	33,600
Elk River, Minnesota +	May 1996	650	37,500
Sioux City, Iowa	April 1997	616	15,000
Watertown, South Dakota*	January 2005	650	15,000
Fergus Falls, Minnesota	July 2005	2,743	22,880
NDSU, North Dakota*	August 2006	600	0

* Leased

+ Subject to mortgage described below

We lease the Sioux Falls, South Dakota property for $1,000 per month and the lease expires December 31, 2010. We entered into a lease dated January 1, 2005 with respect to the Watertown, South Dakota property which requires base rent payments of $2,000 per month. This lease expires December 1, 2008. In June 2005, the Company through Burger Time, entered into a lease as part of a license to operate a fast food hamburger operation at North Dakota State University (NDSU). On June 6, 2006 the Company and North Dakota State University signed an amendment, Amendment Number 1, to the license agreement revising the term of the agreement. The new term states, “The license to operate a fast food hamburger operation within the Memorial Union shall be for a term of three (3) years beginning August 1, 2006 through July 31, 2009 subject to annual renewal thereafter upon mutual consent of North Dakota State University and the Licensee.

On May 9, 2005 and May 10, 2005, we completed a mortgage financing relating to eight parcels of real estate used in the operation of the Burger Time restaurants. To facilitate the mortgage financing, BTAC created a wholly-owned subsidiary, BTAC Properties, Inc., a Minnesota corporation (“BTAC Properties”) and then transferred to BTAC Properties eight parcels of real estate.

BTAC Properties received a total of $2,055,000 in the mortgage financing from its lender, Standard Insurance Company. In consideration of these loans, BTAC Properties issued two promissory notes (each, a “Note”) to the lender, one in the amount of $995,000 and the other in the amount of $1,060,000. Kenneth W. Brimmer, our Chief Executive Officer and director, and Gary Copperud, a director of STEN, are also joint and several borrowers with BTAC Properties on the Notes. To facilitate the payment by BTAC Properties of the obligations on the Notes, BTAC and BTAC Properties have entered into a lease for each of the eight properties. The rent amounts to be paid by BTAC and BTAC Properties under the leases have been assigned to the Lender for repayment of amounts owed under the Notes. Amounts under the Notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal installments of an aggregate of $17,621 with the entire indebtedness evidenced by the Notes due June 1, 2020. Monthly payments on the Notes began on July 1, 2005. The obligations of the Notes are secured by a mortgage, assignment of rents, security agreement and fixture filing in favor of the lender on each of the eight properties.

The Company regularly reviews general maintenance and when appropriate, does the necessary repairs. We consider all of our properties to be in excellent operational condition.

ITEM 3. LEGAL PROCEEDINGS

On May 9, 2005, our former Chief Executive Officer, Larry Rasmusson, filed a Complaint in Minnesota District Court, Hennepin County, against STEN and Aspen Surgical Products, Inc claiming that the November 8, 2004 Asset Purchase Agreement between STEN and Aspen Surgical violated an April 1,1990 licensing and royalty agreement between STEN and Rasmusson.

In an Order dated June 26, 2006, the Court granted STEN’s and Aspen’s motion for summary judgment and dismissed all of Rasmusson’s claims. Mr. Rasmusson appealed the order to the Minnesota Court of Appeals by a notice of appeal served on October 30, 2006 and the appeal is currently pending. The Company believes that this appeal has no merit and intends to vigorously contest the appeal. However, the Company cannot assure that it will prevail in this action and any adverse outcome could require the Company, among other things, to pay damages to Mr. Rasmusson. The Company does not believe it is currently possible to calculate the potential for, or the extent of, any liabilities resulting from this claim, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Capital Market under the symbol “STEN”. The following table sets forth the quarterly high and low closing bid prices for our common stock for each quarter of the past two fiscal years as reported by The NASDAQ Capital Market. The prices may not reflect actual transactions.

	Closing Bid Price
Period	High	Low
Fiscal 2005
First Quarter	$6.62	$5.43
Second Quarter	6.25	4.87
Third Quarter	5.55	4.46
Fourth Quarter	4.98	3.96
Fiscal 2006
First Quarter	$5.50	$4.02
Second Quarter	5.14	4.33
Third Quarter	4.60	4.00
Fourth Quarter	4.12	3.85

As of December 15, 2006, there were approximately 400 holders of record of our common stock.

Common Stock Purchase Warrants

In connection with a registered offering that was completed in October 2000, we issued warrants to purchase common stock. At October 1, 2006, there were outstanding common stock purchase warrants to purchase 369,973 shares at $4.00 per share. On May 11, 2005, our Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2008 at 5:00 p.m. Minneapolis time.

Dividend Policy

We have paid no cash dividends on our common stock and do not intend to pay any dividends in the future.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of October 1, 2006. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders:	305,000	$6.060	295,000

Equity compensation plans not approved by stockholders:	369,793	$3.960	-

Total	674,793	$4.910	295,000

Repurchases of Common Stock

The following table provides certain information regarding purchases made by us of our equity securities in the fourth quarter of fiscal year 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 – July 30, 2006	5,934	$ 4.19	5,934	46,711
August 1 – August 30, 2006	11,167	4.03	11,167	35,544
September 1 – October 1, 2006	20,472	4.03	20,472	15,072
Total	37,573	$ 4.05	37,573	15,072

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

We record sales revenue for the Contract Manufacturing Business segment at the time all merchandise is shipped, contractual obligations have been substantially met and title and risk of loss have passed to the customer. Revenues from the Burger Time business segment is recognized at the time the food is served.  Revenues from the STEN Financial business segment is recognized at the time the loan and interest is paid by the customer.

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

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives.  Useful lives are based on management’s estimates of the period that the assets will generate revenue. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe no impairment charges need to be recorded as of October 1, 2006.

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

Recent Accounting Pronouncements

The FASB issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, in December 2004. SFAS No. 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The FASB statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions.  SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The SEC recently amended its compliance to be effective at the beginning of the next fiscal year that begins after June 15, 2005 for large public companies and after December 15, 2005 for small business filers. We are required to adopt this statement in the first quarter of our fiscal 2007 and we estimate the cost of stock options will be approximately $58,000 for the year ending September 30, 2007.

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after October 1, 2007, with earlier adoption permitted.

FASB has issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset of liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable. The guidance in the Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after September 29, 2008, and interim periods within those fiscal years, although earlier application is encouraged.  Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

FASB has issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements.  Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements.  Moreover, because those standards allowed an employer to delay recognition of certain changes in plan asset or liability that almost always differed from the plan’s funded status.  Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Account for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  The Company does not anticipate the adoption of SFAS No. 158 will have a material impact on their consolidated financial statements.

Results of Operations

For the year ended October 1, 2006 and September 30, 2005

Net sales from continuing operations for the year ended October 1, 2006 were $8,878,563 an increase of 6.22% compared to the year ended September 30, 2005 net sales of $8,358,447. Revenues attributable to Burger Time were $6,692,181, or 75.37% of our net sales for the year ended October 1, 2006, as compared to sales of $6,212,443 for the corresponding period in 2005. Net sales in the Contract Manufacturing Business segment increased slightly to $2,156,069 or 24.28% of our net sales for the year ended October 1, 2006, as compared to $2,146,004 for the same period in fiscal year 2005. Revenues attributable to our newly created wholly-owned subsidiary STEN Financial were $30,313 of our net sales for the year ended October 1, 2006. The increase in revenues, $520,116 for fiscal 2006 as compared to fiscal 2005 can mostly be attributed to our Burger Time business where we had increases in same store sales of $184,160, and increases from our Watertown, Fergus Falls and NDSU locations of $295,498 which were either partially open or not at all in fiscal 2005. Net Sales for our Contract Manufacturing and Burger Time business’ are expected to grow slightly in Fiscal 2007. The Company expects most of its future in the STEN Financial business (See Note 14 – Subsequent Events).

Gross profit for the year ended October 1, 2006 was $938,951 compared to $548,453 for the corresponding period in fiscal year 2005. Gross profit as a percent of net sales for fiscal year 2006 and 2005 was 10.58% and 6.56%, respectively. The increase in gross profit dollars and increase in gross profit as a percent of net sales for the year ended October 1, 2006 as compared to the year ended September 30, 2005 is the result of lower food costs in our Burger Time business and better efficiencies in our Contract Manufacturing business. For the year ended October 1, 2006, Burger Time contributed $478,609 in gross profits or 5.39% gross profit as a percent of net sales. The increase in our Burger Time gross profit can be attributed to lower food costs and continued efforts to streamline our server labor costs in our restaurants.  Our Contract Manufacturing Business’s gross profit as a percent of net sales for the year ended October 1, 2006 was 5.24% or gross profit of $465,462. The increase of $149,783 in our Contract Manufacturing gross profit as compared to fiscal 2005 comes from sales mix and efforts to control costs. Our STEN Financial business contributed a loss of $5,120 to gross profits attributed mainly to start-up expenses.

Selling, General and Administrative (SG&A) expenses increased to $1,302,454 from $827,762 for the year ended October 1, 2006 and September 30, 2005, respectively. This increase of $474,692 comes from additional labor costs of approximately $121,000, costs associated with new business development of approximately $60,000, rent of the corporate leased facility of $25,000, additional attorney and accounting fees of approximately $110,000, and other costs associated with being  public of approximately $158,000.

The loss on impairment of intangible asset of $172,329, for the year ended September 30, 2005 relates to the net book value of the Hot’N Now Franchise Agreement that the Company determined to be impaired. The impairments were based on changes in circumstances and the delay in negotiating new agreements with individual franchisees.

Interest expense for the year ended October 1, 2006 was $131,033 compared to $51,118 for the year ended September 30, 2005. The increase in interest expense of $79,915 is related to $124,675 of interest expense associated with permanent financing obtained through a mortgage on four Minnesota and four North Dakota Burger Time properties in May 2005, paid in fiscal 2006. For the year ended October 1, 2006, we paid $6,358 in interest relating to the original financing of the Burger Time real estate. The Company recognized interest income of $207,414 for the year ended October 1, 2006 as compared to $55,260 for the year ended September 30, 2005. The increase in interest income is related to a note receivable relating to our sale of the Medical Products Group to Aspen, interest income from a note receivable from our sale of the Emergency Oxygen Business to Life Safe, LLC (see Note 1) and interest earned on the Company’s short-term investments.  The Company recognized $7,520 in interest income on the Aspen note and $52,180 in interest income on the Life Safe note for the year ended October 1, 2006. The balance of the interest income $147,714 relates to short-term investments for the year ended October 1, 2006.

A loss per share for the year ended October 1, 2006 were $0.30 basic and $0.30 diluted as compared to net income of  $0.19 basic and $0.18 diluted in the same period of 2005. Loss from continuing operations per share for the year ended October 1, 2006 were $0.10 basic and $0.10 diluted as compared to a loss of $0.16 basic and $0.16 diluted in the same period of 2005. A loss from discontinued operations per share for the year ended October 1, 2006 were $0.20 basic and $0.20 diluted as compared to income of $0.35 basic and $0.34 diluted in the same period of 2005. The Company recorded a loss for the year ended October 1, 2006 of $608,238 as compared to income of $326,882 for the year ended September 30, 2005.

The loss from discontinued operations for the year ended October 1, 2006 was $589,652 before income taxes. This represented a gain on the sale of our Ham Lake property of $493,019 and a loss on the Site Equities loan of $1,082,671 that occurred in Fiscal 2006. The income from discontinued operations for the year ended September 30, 2005 was $969,108 before income taxes and was reflected by the gain on the sale of our Medical Products Group of $1,254,808 and the loss on the sale of our Emergency Oxygen Business group of $285,700.

Liquidity and Capital Resources

Historically, we have financed our operations through internal working capital and a bank line of credit and notes. On January 11, 2006, we closed on the purchase agreement with Old Holdings LLC and sold the Ham Lake property to Holdings for $1,600,000 in cash. On November 15, 2005, we entered into a subscription agreement with two private investors for the sale of 222,222 shares of our common stock to each investor for cash consideration of $4.50 per share. The closing dates for the subscription agreements were November 25, 2005 and

November 28, 2005. At the closing, each investor delivered the purchase price of $999,999 for the 222,222 shares issued. In May 2005, we completed mortgage financing of eight parcels of real estate used in our Burger Time business for total proceeds from the loans of $2,055,000.  We believe that we have adequate capital from these transactions, our internally generated working capital and bank line of credit and term loan to meet our cash requirements for the next twelve months.  As of October 1, 2006, we had working capital of $3,868,180 as compared to $3,799,558 at September 30, 2005, and long term debt of $1,855,001 at October 1, 2006 compared to $2,679,732 at September 30, 2005. As of October 1, 2006, we had $3,171,594 in cash and cash equivalents as compared to $2,648,044 at September 30, 2005. In December 2004, we repaid our line of credit borrowings in the amount of $1,440,921, repaid the term loan with Citizens Independent Bank of Hopkins, Minnesota (“Citizens Bank”) in the amount of $1,247,439 and fully paid the contracts for deed on our Burger Time properties held by the former owner in the amount of $2,000,000. The increase in working capital at October 1, 2006 compared to September 30, 2005 was the combined result of cash proceeds from sale of assets and the sale of our common stock to two private investors.

During January 2005, we entered into a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit is subject to a defined borrowing base. Amounts outstanding bear interest at prime plus .5% (8.75% and 6.75% at October 1, 2006 and September 30, 2005, respectively). The line of credit is collateralized by our receivables and inventory. At October 1, 2006 and September 30, 2005, there were no borrowings outstanding under this agreement and we had the entire amount available under the borrowing base formula. On April 20, 2006, the Company and Citizens Independent Bank, through an amendment to the original agreement, extended the agreement through January 2, 2007. All other terms and conditions of the original agreement remain in full force and shall continue to be binding to the Company.

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

At October 1 2006, our debt consists of two mortgage notes to Standard Insurance Company relating to eight of our Burger Time properties in the aggregate amount of $1,947,362.

During the year ended October 1, 2006, the Company had cash uses from operating activities for continuing operations of $806,665 compared to September 30, 2005 where the Company had $1,277,491 in net cash proceeds from operating activities for continuing operations. The decrease from the prior year is primarily due to decreased profitability from continuing operations, an increase in depreciation and amortization, an increase in accounts receivable, and the decrease in accounts payable and accrued income taxes. The Company had $221,114 in net cash flows from operating activities for discontinued operations in the year ended October 1, 2006 and $2,157,138 in net cash uses from operating activities for discontinued operations for the year ended September 30, 2005. The increase from the prior year is primarily due to the impairment charge related to Site Equities which was offset by the gain on sale of assets held for sale. The Company created cash uses of $78,319 in investing activities for continuing operations and cash flows of $537,329 in investing activities for discontinued operations for the year ended October 1, 2006. The cash uses from investing activities for continuing operations were primarily purchases of property and equipment of $1,078,401 and the purchase of Alliance Cash Advance of $275,000 offset by payments made on the Company’s note receivable of $353,708 and decrease in investments in certificates of deposit of $912,609. The Company’s purchase of property and equipment of $1,078,401, was primarily for its Jacksonville Texas facility of $684,800 and its Burger Time business, for the year ended October 1, 2006. The Company had cash flows of $650,091 in cash from financing activities for continuing operations, which included the subscription agreements with two private investors for the sale of 222,222 shares of our common stock totaling $1,999,998, paid down debt by $853,407, and repurchased common shares for $502,858 for the year ended October 1, 2006.

On October 2, 2006, STEN Financial entered into an agreement with Dimah Financial, Inc. to purchase certain assets and business known as moneyworldlending.com, an internet website. The total purchase price was $200,000 and included accounts receivable, websites, trade names, domain names and fixed assets. Of the total purchase consideration, STEN Financial paid $200,000 in cash from working capital.

On October 3, 2006, STEN Financial entered into an agreement to acquire certain Utah-based assets from National Financial Services, LLC. STEN Financial agreed to purchase certain assets and business known as Cash Advance. The total purchase price was $600,000 and included certain assets of Cash Advance including cash, accounts receivables, inventory and fixed assets. Of the total purchase consideration, STEN Financial paid $400,000 in cash from working capital and entered into a promissory note for $200,000, which was paid in full in November 2006. The promissory note bore interest at 8% per annum from October 2, 2006 payable in two installments of $100,000 with the first payment on April 2, 2007 and the second payment on October 2, 2007 together with principal and interest.

On November 7, 2006, we expanded our STEN Financial Corporation activities to include installment note and used car dealer inventory or “floor plan” financing. As part of this new business endeavor we entered into an agreement with Flash Motors transferring certain Dealer Floorplan Notes in the principal amount of $225,559 together with all rights to certain installment notes in the amount of $284,922, including dealer reserves of $92,933 and $54,561 (for a net amount transferred to Flash Motors for the customer installment notes of $137,428), for a combined purchase amount of $362,987. We expect to initially operate this business in Arizona under the Colfax Financial Corporation name.

On November 14, 2006, Colfax Financial Corporation, a newly formed wholly owned subsidiary of STEN Financial, entered into a consulting and non-compete agreement with Flash Motors, Inc. Under the agreement, Colfax Financial paid Flash Motors a consulting fee of $1.4 million. The fee was paid in the form of two promissory notes, one in the principal amount of $400,000 bearing interest at 20 percent per annum, due on demand with 30 days notice and the second promissory note in the amount of $1 million is due on demand with 30 days notice after 24 months and bearing interest a 10 percent per annum. Under both promissory notes, interest is payable monthly in arrears.

On November 14, 2006, Colfax Financial also entered into an Asset Purchase Agreement to acquire certain assets used in Flash Motor’s business for $100,000 paid in cash. Under the Asset Purchase Agreement, Colfax Financial also will assume the lease for Flash Motors’s Scottsdale, Arizona office.

Other than as stated above, we have no planned capital expenditures as of October 1, 2006.

The following summarizes our contractual obligations at October 1, 2006. The notes payable consists of two mortgage notes to Standard Insurance Company in the amounts of $942,881 and $1,004,481 relating to the four North Dakota Burger Time properties and four Minnesota Burger Time properties, respectively. The operating leases include the lease of our Minnetonka, Minnesota offices and our Tempe Arizona offices, as well as leases of our Burger Time locations. The table shows the effect these contractual obligations are expected to have on our liquidity and cash flows as of October 1, 2006.

	Total	1 Year or Less	1-3 years	3-5 Years	Over 5 Years

Operating Leases	$470,135	$157,783	$260,676	$51,676	$ -
Line of Credit	-	-	-	-	-
Notes Payable	1,947,362	92,361	202,919	229,864	1,422,218
Total	$2,417,497	$250,144	$463,595	$281,540	$1,422,218

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

4.1

Warrant Agreement between the Company and Wells Fargo Bank Minnesota, N.A. dated August 23, 2000 (incorporated by reference to Exhibit 4(d) to the Company’s Registration Statement on Form S-3 (File No. 333-43616) (the “2000 Form S-3”)) as amended as reported by the Company’s Current Report on Form 8-K dated August 12, 2003 and Current Report on Form 8-K dated May 13, 2005.

4.2

Form of Warrant Certificate (incorporated by reference to Exhibit 4(e) to the 2000 Form S-3) as amended as reported by the Company’s Current Report on Form 8-K dated August 12, 2003).

10.1*

Non-qualified Stock Option Agreement between Gary Copperud and the Company effective as of April 20, 1999  (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1999).

10.2*

Non-qualified Stock Option Agreement between Kenneth W. Brimmer and the Company effective as of April 20, 1999 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1999).

10.3

Mortgage Note dated December 15, 2000 issued in the amount of $975,000 by StanCorp. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for September 30, 2002)

10.4

Lease dated December 21, 2000, as amended by letter agreement dated March 6, 2001 by and between ZEP Properties, as Landlord, and Complient Corporation, as Tenant, as assigned to LifeSafe Services, Inc. on November 26, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 26, 2003).

10.5

Assignment of Real Estate Lease effective July 1, 2004 between Burger Time Acquisition Corporation and Burger Time Corporation with Landlord Consent and Estoppel by Dallas

Vandenboos and Janice Vandenboos (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 1, 2004).

10.6

Closing Promissory Note dated November 8, 2004 issued by Aspen Surgical Products, Inc. to Sterion Incorporated in the original principal amount of $500,000 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report dated November 8, 2004).

10.7

Transitional Services Agreement dated November 8, 2004 between Sterion Incorporated and Aspen Surgical Products, Inc. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report dated November 8, 2004).

10.8

Subordinated Promissory Note dated June 30, 2005 in the principal amount of $700,000 made by Life Safe Services, LLC to STEN Corporation (incorporated by reference to Exhibit 0.2 of the Company’s Current Report on Form 8-K dated June 30, 2005).

10.9

Guaranty dated June 30, 2005 by Patrick Hoene and Christine Hoene in favor of STEN Corporation. (incorporated by reference to Exhibit 0.3 of the Company’s Current Report on Form 8-K dated June 30, 2005).

10.10

Mortgage, Assignment of Rents, Security Agreement Fixture Filing dated as of April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the “June 2005 10-Q”)).

10.11

Note in the principal amount of $1,060,000 dated April 15, 2005 payable to Standard Insurance Company and made by BTAC Properties, Inc., Gary Copperud and Kenneth W. Brimmer (incorporated by reference to Exhibit 10.2 to the June 2005 10-Q).

10.12

Assignment of Lessor’s Interest in Leases dated as of April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.3 to the June 2005 10-Q).

10.13

Mortgage, Assignment of Rents, Security Agreement Fixture Filing dated April 25, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.4 to the June 2005 10-Q).

10.14

Note dated April 25, 2005 in the principal amount of $995,000 payable to Standard Insurance Company and made by BTAC Properties Inc., Gary Copperud and Kenneth W. Brimmer (incorporated by reference to Exhibit 10.5 to the June 2005 10-Q).

10.15

Assignment of Lessor’s Interest in Leases dated as of April 25, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.6 to the June 2005 10-Q).

10.16

Loan and Merger Agreement dated November 22, 2005 by and between STEN Acquisition Corporation, Site Equities International, Inc. and Paycenters, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated November 22, 2005 (the “Paycenters 8-K”).

10.17

Amendment to Loan and Merger Option Agreement dated as of March 9, 2006 by and among STEN Acquisition Corporation, Site Equities International, Inc. and Paycenters, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 9, 2006).

10.18

Promissory Note dated November 22, 2005 by Site Equities International, Inc. as maker and STEN Acquisition Corporation as payee (incorporated by reference to Exhibit 10.2 to the Paycenters 8-K).

10.19

Guaranty dated November 22, 2005 by and between STEN Acquisition Corporation and Paycenters, LLC (incorporated by reference to Exhibit 10.3 to the Paycenters 8-K).

10.20

Security Agreement dated November 22, 2005 by and between STEN Acquisition Corporation and Paycenters, LLC (incorporated by reference to Exhibit 10.4 to the Paycenters 8-K).

10.21

Pledge Agreement dated November 22, 2005 by Site Equities International, Inc. in favor of STEN Acquisition Corporation (incorporated by reference to the Paycenters 8-K).

10.22

Debt Subordination Agreement dated November 22, 2005 by and between STEN Acquisition Corporation and Arthur Petrie (incorporated by reference to Exhibit 10.6 to the Paycenters 8-K).

10.23

Form of Voting Agreement dated November 22, 2005 by each of Kenneth Antos, Mark Hill, and Arthur Petrie and STEN Acquisition Corporation (incorporated by reference to Exhibit 10.7 to the Paycenters 8-K).

10.24

Form of Letter of Understanding dated November 22, 2005 between STEN Acquisition Corporation and each of Kenneth Antos and Mark Hill (incorporated by reference to Exhibit 10.8 to the Paycenters 8-K).

10.25

Lease and Option to Purchase dated October 22, 2004 between Burger Time Acquisition Corporation and Mark Fiechtner (relating to Watertown, South Dakota Burger Time location) (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-KSB for the year ended September 30, 2005 (the “2005 10-KSB”).

10.26

Purchase Agreement dated August 10, 2005 by and between STEN Corporation and OLD Holdings, LLC (incorporated by reference to Exhibit 10.37 to the 2005 10-KSB).

10.37

Lease Agreement dated October 15, 2005 by and between STEN Corporation and OLD Holdings, LLC (incorporated by reference to Exhibit 10.38 to the 2005 10-KSB).

10.38

Lease dated September 13, 2005 by and between Ambar, L.L.C. and STEN Corporation (incorporated by reference to Exhibit 10.39 to the 2005 10-KSB).

10.39

Amendment No. 1 to Purchase Agreement dated December 12, 2005 by and between STEN Corporation and OLD Holdings, LLC (incorporated by reference to Exhibit 10.40 to the 2005 10-KSB).

10.40

Consultant and Non-Compete Agreement dated as of November 14, 2006 by and between Colfax Financial Corporation and Flash Motors, Inc.

10.41

Asset Purchase Agreement dated as of November 14, 2006 by and between Colfax Financial Corporation and Flash Motors, Inc.

10.42

Promissory Note dated November 14, 2006 from Colfax Financial Corporation as the maker and Flash Motors, Inc. as payee in the principal amount of $1,000,000.

10.43

Promissory Note dated November 14, 2006 from Colfax Financial Corporation as the maker and Flash Motors, Inc. as payee in the principal amount of $400,000.

10.44

Assignment and Transfer – Bill of Sale (JJ Ltd. William Hamen) from Flash Motors (d/b/a Colfax Financial) as assignor and Colfax Financial Corporation as assignee dated effective November 7, 2006.

11

Computation of Earnings Per Share – See footnote 1, page F-9

14

Code of Ethics of STEN Corporation (f/k/a Sterion Incorporated) (incorporated by reference to Exhibit 14 to the Company’s Form 10-KSB for the year ended September 30, 2003).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on December 21, 2006.

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

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2006.

/s/ Kenneth W. Brimmer	Director, Chief Executive Officer
Kenneth W. Brimmer	(Principal Executive Officer)

/s/ Mark F. Buckrey	Chief Financial Officer
Mark F Buckrey	(Principal Financial Officer)

/s/ Gary Copperud	Director
Gary Copperud

/s/ Gervaise Wilhelm	Director
Gervaise Wilhelm

/s/ Allan D. Anderson	Director
Allan D. Anderson

/s/ Jeffrey A. Zinnecker	Director
Jeffrey A. Zinnecker

TABLE OF CONTENTS

Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Stockholders’ Equity	F-4
Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 to F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

STEN Corporation and Subsidiaries

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of STEN Corporation and Subsidiaries as of October 1, 2006 and September 30, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STEN Corporation and Subsidiaries as of October 1, 2006 and September 30, 2005 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

November 29, 2006

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Years ended October 1, 2006 and September 30, 2005

ASSETS

	10/01/06	09/30/05
CURRENT ASSETS
Cash and cash equivalents	$3,171,594	$2,648,044
Certificates of deposit	0	912,609
Accounts receivable, net	405,559	377,327
Inventories	604,484	563,579
Income Taxes Receivable	189,500	0
Deferred income taxes	24,000	46,000
Current portion of notes receivable	108,000	370,708
Other current assets	109,674	94,624
Total Current Assets	4,612,811	5,012,891
PROPERTY AND EQUIPMENT, NET	4,378,540	3,730,190
OTHER ASSETS
Intangible assets, net	254,981	90,041
Notes receivable, net of current portion	574,000	665,000
Prepaid mortgage costs	87,320	93,678
Assets of discontinued business held for sale	0	728,680
Deferred income taxes	73,000	53,000
Net cash surrender value of life insurance	35,046	46,749
Total Other Assets	1,024,347	1,677,148
TOTAL ASSETS	$10,015,698	$10,420,229

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Current portion of long-term debt	$92,361	$121,037
Accounts payable	245,009	440,493
Accrued payroll and related taxes	222,761	228,136
Other accrued expenses	97,319	88,438
Deferred revenue	10,628	0
Accrued income taxes including those related to discontinued operations	0	266,160
Liabilities of discontinued businesses	76,553	69,069
Total Current Liabilities	744,631	1,213,333
LONG-TERM LIABILITIES
Long-term debt, net of current portion	1,855,001	2,679,732
Total Liabilities	2,599,632	3,893,065
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares authorized, 5,000,000 undesignated shares authorized, 2,047,414 and 1,697,583 common shares issued and 2,018,957 and 1,684,283 common shares outstanding	20,189	16,843
Additional paid-in capital	4,564,325	3,070,531
Retained earnings	2,831,552	3,439,790
Total Stockholders’ Equity	7,416,066	6,527,164
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,015,698	$10,420,229

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended October 1, 2006 and September 30, 2005

	10/01/06	09/30/05

Sales, net	$ 8,878,563	$ 8,358,447

Cost of goods sold	7,939,612	7,809,994
Gross profit	938,951	548,453

Selling, general and administrative expenses	1,302,454	827,762
Loss on impairment of intangible asset	0	172,329
Loss from operations	(363,503)	(451,638)

Other income (expense)
Interest income	207,414	55,260
Interest expense	(131,033)	(51,118)
Total other income (expense)	76,381	4,142

Loss from continuing operations before income taxes	(287,122)	(447,496)

Benefit from income taxes	(87,939)	(168,000)
Loss from continuing operations	(199,183)	(279,496)

Income (loss) from discontinued operations	(589,652)	969,108

Provision for (benefit from) income taxes from discontinued operations	(180,597)	362,730

Income (loss) from discontinued operations	(409,055)	606,378

NET INCOME (LOSS)	$ (608,238)	$ 326,882

Loss from continuing operations per share
Basic	$ (0.10)	$ (0.16)
Diluted	$ (0.10)	$ (0.16)
Income (loss) from discontinued operations per share
Basic	$ (0.20)	$ 0.35
Diluted	$ (0.20)	$ 0.34
Net income (loss) per share
Basic	$ (0.30)	$ 0.19
Diluted	$ (0.30)	$ 0.18
Weighted average common and common equivalent shares outstanding
Basic	2,032,429	1,708,792
Diluted	2,032,429	1,801,288

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended October 1, 2006 and September 30, 2005

			Additional			Total
	Common Stock		Paid-in	Retained	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Compensation	Equity
BALANCES, September 30, 2004	1,731,318	$ 17,313	$3,445,774	$3,112,908	$(159,411)	$6,416,584

Exercise of warrants	500	5	1,995	-	-	2,000
Compensation related to stock options	-	-	-	-	7,784	7,784
Cancellation of consultant options	-	-	(151,627)	-	151,627	-
Repurchase of common shares	(47,535)	(475)	(225,611)	-	-	(226,086)
Net income	-	-	-	326,882	-	326,882
BALANCES, September 30, 2005	1,684,283	$ 16,843	$3,070,531	$3,439,790	$ -	$ 6,527,164

Sale of Common Stock	444,444	4,444	1,995,554	-	-	1,999,998
Repurchase of common shares	(109,770)	(1,098)	(501,760)	-	-	(502,858)
Net loss	-	-	-	(608,238)	-	(608,238)
BALANCES, October 1, 2006	2,018,957	$ 20,189	$4,564,325	$2,831,552	$ -	$ 7,416,066

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended October 1, 2006 and September 30, 2005

	10/01/06	09/30/05 (Restated – See Note 2)
Cash flows from operation activities:
Net Income (Loss)	$ (608,238)	$ 326,882
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	465,770	397,286
Loss on impairment of intangible assets	0	172,329
Provision for deferred taxes	2,000	(87,600)
Compensation related to non-employee stock option	0	7,784
Changes in certain assets and liabilities:
Accounts receivables, net	26,768	(19,037)
Inventories	(40,905)	252,924
Other current assets	(15,050)	157,462
Deferred Revenue	10,628	0
Accounts payable	(195,484)	(60,363)
Accrued payroll and related taxes	(5,375)	(20,784)
Income taxes	(455,660)	272,414
Other accrued expenses	8,881	(121,806)
Net Cash flows from operating activities-continuing operations	(806,665)	1,277,491
Net cash used in discontinued operations	(368,538)	(1,188,030)
Loss from operations of discontinued operations	1,082,671	210,614
Gain on sale of assets of discontinued business held for sale	(493,019)	(1,179,722)
Net Cash flows from operating activities-discontinued operations	221,114	(2,157,138)
Net Cash flows from operating activities	(585,551)	(879,647)

Cash flows from investing activities:
Investments in certificate of deposit	912,609	(912,609)
Purchase of franchise license of Hot ‘N Now	0	(175,000)
Purchase of property and equipment	(1,078,401)	(962,460)
Purchases of Alliance Cash Advance	(275,000)	0
Purchases of intangibles	(2,938)	(12,059)
Payments received on notes receivable	353,708	164,292
Cash surrender value of life insurance	11,703	(13,884)
Net Cash flows from investing activities-continuing operations	(78,319)	(1,911,720)
Advance to Site Equities	(1,062,671)	0
Net Proceeds related to discontinued operations	1,600,000	8,604,874
Net Cash flows from investing activities-discontinued operations	537,329	8,604,874
Net Cash flows from investing activities	459,010	6,693,154

Cash flows from financing activities:
Net decrease in line of credit, bank	0	(1,440,921)
Proceeds from long term debt	0	2,055,000
Payments on long-term debt	(853,407)	(3,573,742)
Prepaid mortgage costs	6,358	(93,678)
Repurchase of common shares	(502,858)	(226,086)
Proceeds from sale of common stock	1,999,998	0
Proceeds from exercise of stock warrants or stock options	0	2,000
Net Cash flows from financing activities-continuing operations	650,091	(3,277,427)
Payments related to discontinued operations	0	(319,978)
Net Cash flows from financing activities-discontinued operations	0	(319,978)
Net Cash flows from financing activities	650,091	(3,597,405)

Net increase in cash and cash equivalents	523,550	2,216,102

Cash and cash equivalents - beginning of year	2,648,044	431,942
Cash and cash equivalents - end of year	3,171,594	$ 2,648,044

Supplemental cash flow information:
Cash paid for interest	$ 131,033	$ 51,118

Noncash investing and financing activities:
Note Receivable in connection with sale of discontinues business	$ 0	$ 1,200,000

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended October 1, 2006 and September 30, 2005

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

STEN Corporation and subsidiaries (the Company or STEN) is a diversified business. The Company manufactures, on a contract basis, a line of sterilization containers and filters for use by hospitals, clinics and surgery centers. In July 2004, the Company created Burger Time Acquisition Corporation (“BTAC”) as a wholly-owned subsidiary and purchased an 11-store chain of fast food restaurants located in the upper Midwest. In fiscal year 2005, the Company opened two additional restaurants, one in Watertown, South Dakota and the other in Fergus Falls, Minnesota.  In May 2005, the Company created BTAC Properties Inc, (“BTAC Properties”) to own certain real estate related to Burger Time. In August 2006 the Company opened a leased Burger Time restaurant in the food court at North Dakota State University. In  January 2006, the Company created STEN Financial Corporation as a wholly-owned subsidiary. The Company through STEN Financial Corporation purchased certain assets of a consumer loan company in August 2006. The business is located in Tempe, Arizona.

Discontinued Operations

On November 8, 2004, we sold substantially all of the assets relating to our medical products manufacturing and distribution business, our “Medical Products Group,” to Aspen Surgical Products, Inc. (“Aspen”).  On June 30, 2005, we sold substantially all of the assets relating to our emergency oxygen service business (the “Emergency Oxygen Service Business”) to Life Safe Services, LLC. On January 11, 2006 we sold the property at 13828 Lincoln Street NE, Ham Lake, Minnesota to OLD Holdings, LLC. This property formerly held the medical products group and corporate headquarters. In the year ended October 1, 2006, the Company recorded an impairment of $1,062,671 to discontinued operations relating to a note receivable from Site Equities. During the fourth quarter of 2006, the Company’s management took possession of the Site Equities Property. The Company’s STEN Acquisition Corp subsidiary also engaged or hired an individual who worked on projections to analyze if the Company’s operations of the Site Equities business would fit with the STEN business model. By October 1, 2006, management determined it was not economical to pursue operating the Site Equities Business. Therefore the impairment of the Note Receivable of $1,062,671 and expenses incurred by STEN Acquisition Corporation of $20,000 were classified as discontinued operations. In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of the Medical Products Group, the Emergency Oxygen Service Business, the sale of the property in Ham Lake and the note receivable to Site Equities and these results are presented on a historical basis as a separate line in our statements of operations and balance sheets entitled “Discontinued Businesses or Discontinued Operations.” All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations (See Note 2).

Principles of Consolidation

The consolidated financial statements include the accounts of STEN Corporation and its wholly-owned subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.), Burger Time Acquisition Corporation as of July 2004, BTAC Properties Inc. as of May 2005, and STEN Financial Corporation as of January 2006. All significant intercompany transactions and balances have been eliminated in consolidation. Subsequent to year end, Colfax Financial Corporation was formed which is a wholly owned subsidiary of STEN Financial Corporation (See Note 14).

Fiscal Year

Our fiscal year ends on the Sunday nearest September 30th of each year. Our fiscal year is generally 52 weeks; however it periodically consists of 53 weeks. The 2006 fiscal year ended October 1, 2006 and was 52 weeks. The 2007 fiscal year will end September 30, 2007 (52 weeks) and the 2008 fiscal year will end September 27, 2008 (52 weeks). Fiscal year 2009 will end October 3, 2009 and will consist of 53 weeks.

Cash and Cash Equivalents

The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits. The Company has several certificates of deposit which mature on November 13, 2006.

Accounts Receivable

For corporate and contract manufacturing, the Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. For the STEN Financial segment, loans receivable over 30 days are considered past due. The Company does not accrue interest on past due loans receivable. Loans are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The Company records a loan receivable for the amount loaned to the customer. The fee charged by the Company, which varies for each loan, is not recorded until the cash is collected. Accounts receivable have been reduced by an allowance for uncollectible accounts of approximately $4,300 and $4,000 at October 1, 2006 and September 30, 2005, respectively.

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

Prepaid Mortgage Costs

Debt issuance costs are amortized over the life of the loan using the straight-line method. On May 10, 2005 we completed a mortgage financing relating to real estate used by our subsidiary, Burger Time Acquisition Corporation. In the course of closing the mortgages, we incurred costs of $93,678. These mortgage costs are being amortized over of the life of the notes (15 years). We expensed $6,358 and $2,422 for years ended October 1, 2006 and September 30, 2005, respectively.

Research and Development

The Company expenses all costs related to product research and development as incurred. The  Company did not incur any research and development expenses for the years ended October 1, 2006 and September 30, 2005, respectively.

Assets of Discontinued Business Held For Sale

As a part of the sale of our Medical Products Group in November 2004, we held for sale our former headquarters and operations facility located in Ham Lake, Minnesota.  Accordingly, we reflected the carrying value of the building as an asset of discontinued business held for sale as of September 30, 2005. As a result, we discontinued recording depreciation on the building. The building was sold on January 11, 2006 and as a result, we recognized a pre-tax gain of $493,019 for the year ended October 1, 2006 (see Note 2).

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

Notes Receivable

Notes receivable consists of $700,000 due from Life Safe Services, LLC (“Life Safe”) related to the purchase of the Emergency Oxygen Business, which is in the form of a subordinated promissory note personally guaranteed by the owners of Life Safe. The Life Safe Note bears interest at a rate of 7.25% per annum. The Life Safe Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42. The Company’s rights under the Life Safe Note are subordinate to those of the Buyer’s senior lender. The balance of the notes receivable was $682,000 and $1,035,708 at October 1, 2006 and September 30, 2005, respectively. Future collections on the notes receivable for the years ending 2007, 2008, 2009 are $108,000, $108,000, and $466,000, respectively.

Notes receivable consisted of $335,708 due from Aspen related to the sale of the Medical Products Group. The note was unsecured and bore interest at 4.75% per annum. Aspen was obligated to repay the Note in six equal quarterly installments of $83,333 beginning on May 8, 2005 and ending August 8, 2006. The note receivable was paid in full at October 1, 2006.

Intangible Assets

Intangible assets subject to amortization consist of the following:

	October 1, 2006		September 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$115,000	$ 22,665	$100,000	$ 12,496	60-120
Franchise agreements	187,059	187,059	187,059	187,059	84
Customer lists	75,000	2,500	0	0	60
Trade name	55,000	1,834	0	0	60
Other intangibles	40,460	3,480	3,172	635	60

Total	$472,519	$217,538	$290,231	$200,190

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 6.85 years). Amortization of intangible assets was $17,998 and $25,361 for the years ended October 1, 2006 and September 30, 2005, respectively. Estimated amortization expense of intangible assets for fiscal years 2007, 2008, 2009, 2010, and 2011 is $45,090, $45,090, $45,090, $44,458 and $38,381 per year, respectively. In September 2005, the Company determined that the Hot’N Now Franchise Agreements was impaired and accordingly the Company established a valuation reserve for the entire book value of $172,329.

Revenue Recognition and Shipping and Handling Costs

The Company records sales revenue for its contract manufacturing segment at the time all merchandise is shipped.  Revenues from Burger Time are recognized at the time food is served. Revenues from the Company’s consumer lending business in STEN Financial Corporation are recognized at the time the customer makes loan and interest payments.

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

Deferred Revenue

In August 2006, the Company acquired certain assets and assumed certain liabilities of Alliance Cash Advance through its wholly-owned subsidiary STEN Financial. The Company recognizes revenue as the customer makes payment and this creates a deferred revenue. The Company feels this conservative approach to revenue recognition more accurately reflects the operations of its business. The deferred revenue liability at October 1, 2006 was $10,628 and $0 as of September 30, 2005.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $95,200 and $60,629 for the years ended October 1, 2006 and September 30, 2005, respectively.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for the Company’s stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123, the Company’s net income (loss) would have changed to the pro forma amounts indicated below:

	Fiscal 2006	Fiscal 2005
Net income (loss):
As reported	$ (608,238)	$326,882
Pro forma	$ (677,301)	$205,012
Net income (loss) per share basic:
As reported	$ (0.30)	$0.19
Pro forma	$ (0.33)	$0.12
Net income (loss) per share diluted:
As reported	$ (0.30)	$0.18
Pro forma	$ (0.33)	$0.11

Stock based compensation:
As reported	$ 0	$7,784
Pro forma	$ 69,063	$121,870

The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Fiscal 2006	Fiscal 2005
Risk free interest rate	5.75%	5.00%-5.75%
Expected life of options granted	5 years	5 years
Expected volatility range	50.00%	50.00%
Expected dividend yield	0%	0%

Net Income (Loss) per Share

Basic income (loss) per share are computed by dividing the net income (loss) by the weighted average number of shares outstanding for the reporting period. The Company’s diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period. Options totaling 305,000 and 300,500 were excluded from the computation of diluted income (loss) per share for the years ended October 1, 2006 and September 30, 2005 as their effect was antidilutive. Following is a reconciliation of basic and diluted net income (loss) per share:

	Fiscal 2006	Fiscal 2005
Net income (loss) per share - basic:
Net income (loss)	$(608,238)	$326,882

Weighted average shares outstanding	2,032,429	1,708,792

Net income (loss) per share - basic	$(0.30)	$0.19

Net income (loss) per share - diluted:
Net income (loss)	$(608,238)	$326,882

Weighted average shares outstanding	2,032,429	1,708,792
Effect of diluted securities	0	92,496
Weighted average shares outstanding	2,032,429	1,801,288

Net income (loss) per share - diluted	$(0.30)	$0.18

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

Segment Reporting

The Company’s three reportable segments are strategic business units that offer different products. They are managed separately as each business requires different technology and manufacturing processes.

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

	Corporate and Contract Manufacturing	Burger Time	STEN Financial	Total

Year ended October 1, 2006
Revenues	$ 2,156,069	$ 6,692,181	$ 30,313	$ 8,878,563
Income (loss) from operations	(461,206)	115,991	(18,288)	(363,503)
Identifiable assets	5,457,396	4,141,097	417,205	10,015,698
Depreciation and amortization	72,793	385,381	7,596	465,770
Capital expenditures	776,163	252,140	50,098	1,078,401

Year ended September 30, 2005
Revenues	$ 2,146,004	$ 6,212,443	$ 0	$ 8,358,447
Loss from operations	(235,407)	(216,231)	0	(451,638)
Identifiable assets	5,536,547	4,883,682	0	10,420,229
Depreciation and amortization	70,856	326,430	0	397,286
Capital expenditures	112,106	850,354	0	962,460

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

Recent Accounting Pronouncements

The FASB issued SFAS No. 123 (Revised 2004) (SFAS No. 123R), Share-Based Payment, in December 2004. SFAS No. 123R is a revision of FASB Statement 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The FASB statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The SEC recently amended its compliance to be effective at the beginning of the next fiscal year that begins after June 15, 2005 for large public companies and after December 15, 2005 for small business filers. We are required to adopt this statement in the first quarter of our fiscal 2007 and we estimate the cost of stock options will be approximately $58,000 for the year ending September 30, 2007.

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after October 1, 2007, with earlier adoption permitted.

FASB has issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset of liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or  paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data  obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.  Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, Disclosures about Fair Value of Financial Instruments, where practicable.  The guidance in the Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after September 29, 2008, and interim periods within those fiscal years, although earlier application is encouraged.  Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the effect of adopting SFAS No. 157 on their consolidated financial statements.

FASB has issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” to require an employer to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare, and other postretirement plans in their financial statements. Previous standards required an employer to disclose the complete funded status of its plan only in the notes to the financial statements. Moreover, because those standards allowed an employer to delay recognition of certain changes in plan asset or liability that almost always differed from the plan’s funded status.  Under SFAS No. 158, a defined benefit postretirement plan sponsor that is a public or private company or a nongovernmental not-for-profit organization must (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for the plan’s underfunded status, (b) measure the plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and (c) recognize, as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, Employers’ Account for Pensions, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.  SFAS No. 158 also requires an employer to disclose in the notes to financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year.  The Company does not anticipate the adoption of SFAS No. 158 will have a material impact on their consolidated financial statements.

NOTE 2 - Acquisitions and Dispositions of Assets

Acquisitions

Alliance Cash Advance

On August 11, 2006, the Company, through its wholly-owned subsidiary STEN Financial Corporation, entered into a purchase agreement with Alliance Cash Advance to purchase certain assets. The total purchase price was $275,000 which STEN Financial paid in cash from working capital. Consideration for the Alliance Cash Advance purchase was through arm’s length negotiations between the Company and Alliance Cash Advance. STEN Financial intends to use the assets to continue making consumer loans.  The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. The acquisition is not material to the consolidated financial statements of the Company, therefore no proforma disclosures are required.

Purchase Jacksonville, Texas Facility

On December 19, 2005, the Company entered into a Commercial Real Property Sales Contract with Robert Nichols Enterprises, Inc. for the purchase by the Company of certain real property located in Jacksonville, Texas for $675,000 in cash. At the time of the agreement, the Company leased the property from Robert Nichols Enterprises. The property consists of 13.7 acres of land and an approximately 30,000 square foot steel manufacturing facility used in our contract manufacturing operations. Using the proceeds from the sale of the Company’s former Ham Lake, Minnesota property, the Company completed the purchase of the Jacksonville, Texas facility on January 20, 2006 for total consideration including closing fees of $684,800.

Hot ‘N Now

On March 3, 2005, our Burger Time Acquisition Corporation completed the purchase of certain assets of the former franchisor of Hot ‘N Now restaurants in a transaction approved by the United States Bankruptcy Court for the Western District of Michigan. The assets acquired include the Hot ‘N Now franchise, all Hot ‘N Now franchise agreements and all royalties and other franchise fees now due and owing. Among other things, the acquired rights also include the Hot ‘N Now name and tradename. There are currently 14 franchisee locations of Hot ‘N Now all operating in the State of Michigan. The purchase price paid was $175,000 for the franchise license. We are in the process of negotiating new agreements with the Hot ‘N Now locations. As of October 1, 2006 the Company has entered into new agreements with 7 of the 14 locations. Revenue generated from these new agreements was $22,125 for the year ended October 1, 2006 and $0 for the corresponding year in Fiscal 2005. The purchase price of $175,000 was initially allocated to the franchise license acquired based on the estimated fair value as of the acquisition date and was deemed to be impaired and was fully written-off in the year ended September 30, 2005.

The purchase of these assets were considered immaterial, therefore, the Company is not including pro forma financial results for the yeas ended October 1, 2006 and September 30, 2005.

Disposition of Assets

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

On March 9, 2006, the parties entered into an Amendment to the Loan and Merger Option Agreement. The Amendment provided that the remaining $1,200,000 potentially be advanced provided certain conditions were met. We disbursed the second installment of $100,000 concurrent with the signing of this Amendment. Each of the additional installments was subject to various conditions and the failure by Site Equities to satisfy any of the conditions as to a particular installment relieved the Company of the obligation to make such loan installment. Among the conditions Site Equities was required to meet for the disbursement of the future installments was that Site Equities obtain a loan from a third party investor of $500,000. As of October 1, 2006 we had advanced $1,062,671 to Site Equities including transaction costs of $62,671. In May, 2006 Site Equities did not meet the requirements for additional advances from STEN. STEN concluded that because Site Equities has not achieved its objective of raising additional capital, the realization of the advances is doubtful. Therefore, we have recorded an impairment charge of $1,062,671 reflecting a full reserve for the amount advanced to Site Equities.

During the fourth quarter of 2006, the Company’s management took possession of the Site Equities Property. The Company also engaged or hired a sales person who worked on projections to analyze if the Company’s operations of the Site Equities business would fit with the STEN business model. By October 1, 2006, management determined it was not economical to pursue operating the Site Equities Business. Therefore the impairment of the Note Receivable of $1,062,671 and costs of $20,000 was classified as discontinued operations (See Note 2).

In accordance with the provisions of SFAS 144, we have not included the impairment of the note receivable from Site Equities in the results from continuing operations. The results of this impairment have been reflected as discontinued operations. The loss from discontinued operations for the years ended October 1, 2006 and September 30, 2005 respectively, consist of the following:

	10/01/06	09/30/05
Gain on sale of assets:
Sale Price	$ 0	$ 0
Less costs and expenses
Impairment of note receivable	1,000,000
Other costs, legal	82,671
Total costs	1,082,671	0
Loss from discontinued operations before income taxes	$(1,082,671)	$ 0

On August 10, 2005, we entered into a Purchase Agreement with OLD Holdings, LLC (“Holdings”), and unrelated party, for the sale to Holdings of our property located in Ham Lake, Minnesota. This property was the location of our disposed Medical Products Group segment. In connection with the Agreement, the Company and Holdings also entered into a lease agreement dated October 15, 2005 relating to the lease to Holdings of the Ham Lake facilities pending the closing of the sale. Other than in respect of the transactions contemplated by the Agreement, there are no relationships between Holdings and the Company, or any director or officer of the Company.

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

We recorded $273,521 of estimated expenses for accrued payables, early payment penalties, closing fees and other exit costs as a part of the sale of the building and discontinued operations. We made $279,468 in payments for the year  ended October 1, 2006 and the accrued amounts are summarized as follows:

Accrued Payable
Beginning balance	$ 0
Estimated Expenses	82,500
Payments	(82,500)
Ending balance	$ 0

Other Exit Costs
Beginning balance	$ 0
Early payment penalty	27,973
Closing fees	6,690
Other exit costs	238,858
Payments	(196,968)
Ending balance	$ 76,553

In accordance with the provisions of SFAS 144, we have not included the sale of our Ham Lake property to OLD Holdings in the results from continuing operations. The results of this sale have been reflected as discontinued operations. The income from discontinued operations for the years ended October 1, 2006 and September 30, 2005 respectively, consist of the following:

	10/01/06	09/30/05
Gain on sale of assets:
Sale Price	$ 1,600,000	$ 0
Less costs and expenses
Property and Equipment, net	750,960
Accrued Payable	82,500
Transaction, Legal, Transition and other	273,521
Total costs of sale	1,106,981	0

Net gain on sale before taxes	493,019
Income from discontinued operations before income taxes	$ 493,019	$ 0

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

We recorded $193,141 of estimated expenses for severance and other exit costs as a part of the sale of the Emergency Oxygen Service Business. We made no payments for the year ended October 1, 2006 and the accrued amounts are summarized as follows:

Accrued Severance Costs
Beginning balance	$ 0
Estimated Expenses	35,000
Payments	(35,000)
Ending balance	$ 0

Other Exit Costs
Beginning balance	$ 0
Estimated transition expenses	8,141
Reserve for working capital requirement	150,000
Payments	(158,141)
Ending balance	$ 0

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Emergency Oxygen Service Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The loss from discontinued operations for years ended October 1, 2006 and September 30, 2005, consist of the following:

	10/01/06	09/30/05

Revenue, Net	$ 0	$ 2,169,478

Cost of Goods Sold	0	1,239,187

Gross Profit	0	930,291

Total operating expenses	0	958,314

Net loss operations	0	(28,023)

Gain on sale of assets:
Sale Price		3,150,000
Less costs and expenses
Accounts Receivable		532,710
Inventories		205,319
Prepaids		22,836
Property and Equipment, net		2,014,485
Intangibles, net		1,182,024
Goodwill		60,198
Accounts Payable		(10,141)
Severance		35,000
Reserve related to working capital agreement		150,000
Deferred Revenue		(793,463)
Transaction, Legal, Transition and other		8,709
Total costs of sale		3,407,677
Net loss on sale before taxes		(257,677)
Loss from discontinued operations before income taxes	$ 0	$ (285,700)

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

We have recorded $589,650 in expenses for severance and other exit costs as a part of the sale of the Medical Products Group. We made payments totaling $69,069 for the year ended October 1, 2006. The total of $589,650 is summarized as follows:

Accrued Severance Costs
Beginning balance	$ 0
Estimated expenses	100,000
Payments	(100,000)
Ending balance	$ 0

Other Exit Costs
Beginning balance	$ 0
Estimated shut down expenses	50,000
Accrued legal, audit	116,859
Other expenses	322,791
Payments	(489,650)
Ending balance	$ 0

In connection with the Purchase Agreement, we also entered into a Transitional Services Agreement with Aspen.  Also in connection with the Purchase Agreement transactions, Mr. Kenneth Brimmer and Mr. Gary Copperud are providing Aspen certain services pursuant to an eighteen-month consulting agreement. Mr. Brimmer is our Chief Executive Officer and director, and Mr. Copperud is our director. We and Messrs. Brimmer and Copperud also entered into a non-competition agreement with Aspen. Messrs. Brimmer and Copperud were each paid $250,000 by Aspen in connection with these agreements. These payments were approved by our Audit Committee and our Board of Directors.

In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The income from discontinued operations for the year ended October 1, 2006 and 2005, consist of the following:

	10/01/06	09/30/05

Revenue, Net	$ 0	$ 710,574

Cost of Goods Sold	0	470,320

Gross Profit	0	240,254

Total operating expenses	0	422,845

Net (loss) income operations	0	(182,591)

Gain on sale of assets:
Sale Price	0	6,500,000
Less costs and expenses
Accounts Receivable		927,376
Inventories		2,434,690
Prepaids		156,056
Property and Equipment, net		648,086
Intangibles, net		151,203
Deferred Debt issuance Costs		142,236
Goodwill		355,563
Accounts Payable		(342,259)
Severance		100,000
Transaction, Legal, Transition and other		489,650
Total costs of sale	0	5,062,601

Net gain on sale before taxes	0	1,437,399

Income from discontinued operations before income taxes	$ 0	$ 1,254,808

The table below is a consolidation of the STEN Acquisition Corporation, sale of our property in Ham Lake, Minnesota, the Emergency Oxygen Service Business and the Medical Product Groups.  In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Medical Products Group and Emergency Oxygen Service Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The income (loss) from discontinued operations for the years ended October 1, 2006 and September 30, 2005, consist of the following:

	10/01/06	09/30/05

Revenue, Net	$ 0	$ 2,880,052

Cost of Goods Sold	0	1,709,507

Gross Profit	0	1,170,545

Total operating expenses	0	1,381,159

Net (loss) income operations	0	(210,614)

Gain on sale of assets:
Sale Price	1,600,000	9,650,000
Less costs and expenses
Accounts Receivable		1,460,086
Note Receivable	1,000,000	0
Inventories		2,640,009
Prepaids		178,892
Property and Equipment, net	750,960	2,662,571
Intangibles, net		1,333,227
Deferred Debt issuance Costs		142,236
Goodwill		415,761
Accounts Payable	82,500	(352,400)
Severance		135,000
Reserve related to working capital agreement		150,000
Deferred Revenue		(793,463)
Transaction, Legal, Transition and other	356,192	498,359
Total costs of sale	2,189,652	8,470,278
Net gain (loss) on sale before taxes	(589,652)	1,179,722
Income (loss) from discontinued operations before income taxes	$ (589,652)	$ 969,108

NOTE 3 - Inventories

Inventories consisted of the following at October 1, 2006 and September 30, 2005:

	10/01/06	09/30/05
Raw materials	$ 516,986	$ 363,276
Work in process	65,799	121,010
Finished goods	21,699	79,293
Total inventories	$ 604,484	$ 563,579

NOTE 4 - Property and Equipment

Property and equipment consisted of the following at October 1, 2006 and September 30, 2005:

	10/01/06	09/30/05

Land	$ 1 ,329,312	$ 1,160,562
Building	1,480,118	935,944
Containers	17,940	17,940
Furniture and equipment	2,536,791	2,321,874
Total	5,364,161	4,436,320
Less: accumulated depreciation and amortization	(985,621)	(706,130)
Net	$ 4,378,540	$ 3,730,190

Depreciation and amortization expense on property and equipment was $447,772 and $371,925 for the years ended October 1, 2006 and September 30, 2005, respectively.

NOTE 5 - Other Accrued Expenses

Other accrued expenses consisted of the following at October 1, 2006 and September 30, 2005:

	10/01/06	09/30/05
Accrued professional fees	$ 7,653	$ 13,974
Accrued property taxes	41,180	27,132
Accrued sales tax	48,486	47,332
Total	$ 97,319	$ 88,438

NOTE 6 - Line of Credit, Bank

During January 2005, we entered into a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit is subject to a defined borrowing base. Amounts outstanding bear interest at prime plus .5% (8.75% and 6.75% at October 1, 2006 and September 30, 2005, respectively). The line of credit is collateralized by our receivables and inventory. At October 1, 2006 and September 30, 2005, there were no borrowings outstanding under this agreement and we had the entire amount available under the borrowing base formula. On April 20, 2006, the Company and Citizens Independent Bank, through an amendment to the original agreement, extended the agreement through January 2, 2007. All other terms and conditions of the original agreement remain in full force and shall continue to be binding to the Company.

The Company’s indebtedness to Citizens Independent Bank under the line of credit agreement and the term loan is guaranteed by Mr. Kenneth W. Brimmer, the Company’s Chief Executive Officer and director, and Mr. Gary Copperud, a director of the Company. In exchange for the guaranty, Messr’s Brimmer and Copperud were each granted five-year options to purchase 50,000 shares of its common stock, vested immediately, with an exercise price of $6.00. The options which were valued at $175,000 as debt issuance costs to be amortized over 5 years. The remaining unamortized debt issuance costs was eliminated on June 30, 2005 as part of the disposal of the Emergency Oxygen Business and was expensed to discontinued operations.

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

The notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621, with the final payment due June 1, 2020. The obligations of the notes are collateralized by a mortgage, assignment of rents, security agreement and fixture filing in favor of the Lender on each of the eight properties.  For the years ended October 1, 2006 and September 30, 2005 the long-term debt consisted of the following:

	10/01/06	09/30/05
Mortgage note payable to StanCorp Mortgage Investors, LLC. Paid in full January, 2006	$ 0	$ 766,631
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $9,089 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Elk River, Waite Park, Moorhead and Detroit Lakes.	1,004,481	1,049,240
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,532 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Minot, Grand Forks, Bismarck and Fargo.	942,881	984,898
Totals	1,947,362	2,800,769
Less current portion	(92,361)	(121,037)
Long-term portion	$ 1,855,001	$ 2,679,732

Future maturities on long-term debt are as follows:

Fiscal Year
2007	$ 92,361
2008	98,298
2009	104,621
2010	111,351
2011	118,513
Thereafter	1,422,218
Total	$1,947,362

NOTE 8 - Stockholders’ Equity

During the year ended October 1, 2006, the Company issued five-year options to the Board of Directors and an employee to purchase 7,500 shares at $6.00 per share. A portion of these options were subject to forfeiture under certain performance criteria. These options were valued at $1.73 using the Black Scholes pricing method.

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

Stock Warrants

In connection with a registered offering that was completed in October 2000, the Company issued warrants to purchase common stock. On May 13, 2005, the Company’s Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2008.  There was not an accounting charge related to the extension of the warrants. At October 1, 2006 and September 30, 2005, there were outstanding common stock purchase warrants to purchase 369,793 shares at $4.00 per share.

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

During fiscal year 2006, the Company cancelled certain options to a consultant as a result of the sale of the Medical Products Group and accounted for them in discontinued operations.

Information regarding stock options is summarized below:

	Number of Options	Weighted Average Exercise Price	Range of Option Exercise Price
Options outstanding, September 30, 2004	439,000	$5.92	$3.63-9.74
Granted	32,500	6.00	6.00
Cancelled	(126,000)	5.61	4.63-7.50
Exercised	-	-	-
Options outstanding, September 30, 2005	345,500	5.96	3.63-9.74
Granted	7,500	6.00	6.00
Cancelled	(48,000)	5.29	3.63-7.50
Exercised	-	-	-
Options outstanding, October 1, 2006	305,000	$6.06	$3.63-$9.74
Options exercisable, October 1, 2006	286,000	$6.03	$3.63-$9.74
Options exercisable, September 30, 2005	317,500	$5.89	$3.63-$9.74

The following table summarizes information about stock options outstanding at October 1, 2006.

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Number	average
Exercise prices	outstanding	contractual life	exercise price	Exercisable	Exercise price
$3.63-$4.95	25,000	3.70	$4.14	25,000	$4.14
$5.35-$7.95	270,000	2.43	6.11	253,000	6.10
$9.74	10,000	5.08	9.74	8,000	9.74
$3.63-$9.74	305,000	2.62	$6.06	286,000	$6.03

NOTE 9 - Income Taxes

At October 1, 2006 the Company did not have any federal or state operating loss carryforwards. The Company has research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013. Future changes in the ownership of the Company may place limitations on the use of these carryforwards. The provision for income taxes from continuing operations consisted of the following components for the years ended October 1, 2006 and September 30, 2005.

Current:	2006	2005
Federal	$ (100,000)	$ (207,600)
State	(5,500)	(20,000)
Deferred	17,561	59,600
	$ (87,939)	$ (168,000)

The Company’s total deferred tax liabilities and deferred tax assets consisted of the following at October 1, 2006 and September 30, 2005:

	2006	2005
Total deferred tax assets	$ 97,000	$ 99,000
Total deferred tax liabilities	0	0
	$ 97,000	$ 99,000

These amounts have been presented in the Company’s financial statements as follows at October 1, 2006 and September 30, 2005:

	2006	2005
Current deferred tax asset	$ 24,000	$ 46,000
Non-current deferred tax asset	73,000	53,000
	$ 97,000	$ 99,000

The Company’s deferred tax assets and liabilities are as follows at October 1, 2006 and September 30, 2005:

	2006	2005
Deferred tax assets:
Accrued liabilities	$ 27,000	$ 16,200
Allowance for doubtful accounts	1,000	1,400
Inventory valuation adjustments	18,000	14,300
Net operating loss carryforwards	182,000	0
Intangible assets	53,000	62,000
Other	28,000	14,100
	309,000	108,000
Deferred tax liabilities:
Depreciation	(212,000)	(9,000)
Net Deferred Tax Asset	$ 97,000	$99,000

Reconciliation between the statutory rate and the effective tax rate for continuing operations for the years ended October 1, 2006 and September 30, 2005 is as follows:

	2006	2005
Federal statutory tax rate	(34.0%)	(34.0%)
State taxes, net of federal benefit	(3.5)	(3.5)
Other	6.9	0.0
Effective tax rate	(30.6%)	(37.5%)

NOTE 10 - Related Party Transactions

In September 1998, the Company entered into certain royalty agreements. A former officer received royalties on medical product sales under certain these royalty agreements. Royalty expense for the years ended October 1, 2006 and September 30, 2005 under these agreements was $0 and $5,195, respectively. With the sale of the Medical Products Group to Aspen in November 2004 (see Note 2), the Company no longer sells, markets or distributes products under this agreement.

NOTE 11 - Retirement Savings Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees who have reached the age of 18 and have been employed by the Company for one year or worked 1,000 or more hours during the year.  The Company will match 50% of the first 3% of employee contributions.  Company contributions to the 401(k) plan, which are made at the discretion of management, for the years ended October 1, 2006 and September 30, 2005 were $4,973 and $8,394, respectively.

NOTE 12 -  Commitments and Contingencies

Operating Leases

In August 2006, The Company, through STEN Financial Corporation, entered into a lease for certain real property located in Tempe, Arizona. The property consists of 1,400 square feet.  Base rent is $1,540 plus property taxes and shared expenses of $393 per month and rent expense was $2,917 for the year ended October 1, 2006. The term of the lease is for 45 months, expiring on May 31, 2010.

On January 20, 2006, the Company purchased from Robert Nichols Enterprises, Inc. certain real property located in Jacksonville, Texas.  At the time of the agreement, the Company leased the property from Robert Nichols Enterprises, with a base rent of $9,000 monthly.  The Company paid rents of $33,273 for the year ended October 1, 2006 and $108,000 for the year ended September 30, 2005.

In October 2005, the Company leased office space in Minnetonka, Minnesota.  Base rent is $ 3,000 per month.  The term of the lease expires on December 31, 2008. The Company paid rents of $26,960 for the year ended October 1, 2006 and $0 for the year ended September 30, 2005. The Company also rents, on a month to month basis, approximately 300 square feet at a mini storage facility for $200 per month. The Company paid rents of $1,800 and $0 for years ended October 1, 2006 and September 30, 2005, respectively.

In June 2005, the Company through Burger Time, entered into a lease as part of a license to operate a fast food hamburger operation at North Dakota State University. The lease shall be for a term of three (3) years beginning August 1, 2006 through July 31, 2009. The Company paid rents of $5,669 and $0 for the years ended October 1, 2006 and September 30, 2005, respectively.

 In January of 2005, the Company, through Burger Time, leased a property, land and building, at its Watertown location.  Base rent is $2,000 plus property taxes of $113, per month and rent expense was $25,355 for the year ended October 1, 2006. In October 2006, the Company and the Landlord agreed to extend the lease for another 24 months, expiring December 31, 2008 and the Company must provide notice of intent to exercise the purchase and must render it to the Landlord no later than December 1, 2008. The Company has the right to purchase this location for $275,000.

In July 2004, the Company through its subsidiary BTAC purchased Burger Time and assumed a lease for land at its Sioux Falls location. Base rent is $1,000 per month and was $12,000 for the years ended October 1, 2006 and September 30, 2005, respectively.  The Company, also assumed a month to month lease of approximately 500 square feet of office space in West Fargo, North Dakota.  Base rent is 369 per month and was $4,191 and $2,880 for the years ended October 1, 2006 and September 30, 2005, respectively.

In addition, the Company leases certain equipment under leases expiring through April 2007.  Monthly base rent for the equipment is $1,865. In November 2005, the Company entered into an agreement with the lesser and cancelled the remaining term of the lease and made a final payment of $16,000. Total rent and equipment expense was $120,541 and $222,709 for the years ended October 1, 2006 and September 30, 2005, respectively.

Future minimum rental payments are as follows:

Fiscal Year
2007	$ 157,783
2008	158,903
2009	101,773
2010	35,250
2011	16,426
Total	$ 470,135

Stock Repurchase Program

On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares replacing a repurchase program originally adopted in September 2001. As of October 1, 2006 and September 30, 2005, the Company has purchased 159,928 and 47,535 common shares, respectively for a cost of $728,945 and $226,086, respectively.

NOTE 13 - Concentrations

During the year ended October 1, 2006, the Company had one customer from our Contract Manufacturing Business representing 24% of sales constituting 43% of the accounts receivable balance. During the year ended September 30, 2005, the Company had one customer representing 25% of sales constituting 92% of the accounts receivable balance.

NOTE 14- Subsequent Events

www.Moneyworldlending.com

On October 2, 2006, STEN Financial entered into an agreement with Dimah Financial, Inc. to purchase certain assets and business known as moneyworldlending.com, an internet website. The total purchase price was $200,000 and included accounts receivable, websites, trade names, domain names and fixed assets. Of the total purchase consideration, STEN Financial paid $200,000 in cash from working capital. Consideration for the asset purchase was through arm’s length negotiations between the Company and Dimah Financial Inc. STEN Financial intends to use the assets to continue the borrowing of money into sub-prime markets.

Cash Advance-Utah

On October 3, 2006, STEN Financial entered into an agreement to acquire certain Utah-based assets from National Financial Services, LLC. STEN Financial agreed to purchase certain assets and business known as Cash Advance. The total purchase price was $600,000 and included certain assets of Cash Advance including cash, accounts receivables, inventory and fixed assets. Of the total purchase consideration, STEN Financial paid $400,000 in cash from working capital and entered into a promissory note for $200,000, which was paid in full in November 2006. The promissory note bore interest at 8% per annum from October 2, 2006 payable in two installments of $100,000 with the first payment on April 2, 2007 and the second payment on October 2, 2007 together with principal and interest. Consideration for the asset purchase was through arm’s length negotiations between the Company and National Financial Services, LLC. STEN Financial intends to use the assets to continue the borrowing of money into sub-prime markets.

Colfax Financial Corporation

On November 7, 2006, STEN Financial entered into an agreement to transfer and assign certain assets from Flash Motors, a corporation located in Scottsdale, Arizona. Flash Motors has transferred certain Dealer Floorplan Notes in the principal amount of $225,559 together with all rights to certain installment notes in the amount of $284,922, including dealer reserves of $92,933 and $54,561 (for a net amount transferred to Flash Motors for the customer installment notes of $137,428), for a combined purchase amount of $362,987. Of the total purchase consideration, STEN Financial paid $362,987 in cash from working capital. Consideration for the asset transfer and assignment was through arm’s length negotiations between the Company and Flash Motors. STEN Financial intends to use the assets to continue the borrowing of money into sub-prime markets.

On November 14, 2006, Colfax Financial Corporation, a newly formed wholly owned subsidiary of STEN Financial, entered into a consulting and non-compete agreement with Flash Motors, Inc. dba Colfax Financial, a corporation located in Scottsdale, AZ. Among other things, Flash Motors is in the business of generating and servicing a portfolio of automobile installment purchase notes.

 Under the agreement, Flash Motors will provide certain financial, marketing and management advice to Colfax Financial through its Chief Executive Officer, Harry March. Colfax Financial expects that Mr. March, as the principal consultant under the agreement, will assist it in developing its portfolio of automobile installment notes receivable and initially will develop automobile dealer relationships in the Phoenix, Arizona area.

The term of the agreement is five years, unless earlier terminated by the death or disability of Mr. March or by the Company upon notice to Flash Motors or Mr. March for breach of the agreement, an act constituting a felony or an act that may injure the reputation, business or business relationships of Colfax Financial. Under the agreement, Colfax Financial paid Flash Motors a consulting fee of $1.4 million. The fee was paid in the form of two promissory notes, one in the principal amount of $400,000 bearing interest at 20 percent per annum, due on demand with 30 days notice and the second promissory note in the amount of $1 million is due on demand with 30 days notice after 24 months and bearing interest a 10 percent per annum.  Under both promissory notes, interest is payable monthly in arrears.

Under the agreement, Flash Motors is prohibited from competing with Colfax Financial within Maricopa County for a period of five years, disclosing confidential information to any third party for a period of five years, soliciting certain employees from Colfax Financial for a period of one year, or soliciting any business from customers or accepting any new business from customers of Colfax Financial during the term of the agreement.

Flash Motors continues to retain and service the primary installment loan portfolio held prior to the date of the agreement and continues to operate an automobile finance business in the Tucson, Arizona area. The Company also understands that Flash Motors historically has engaged in finance activities unrelated to automobile financing and that it will continue these activities.

On November 14, 2006, Colfax Financial Corporation also entered into an Asset Purchase Agreement to acquire certain assets used in Flash Motor’s business for $100,000 paid in cash.  Under the Asset Purchase Agreement, Colfax Financial also will assume the lease for Flash Motors’s Scottsdale, Arizona office.