Form 10KSB/A
period 2006-12-31
STEN CORP
filed 2007-01-26
CIK 350557

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

(952) 545-2776

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common stock, Par Value $.01 Per Share	Three-Year Common Stock Purchase Warrant
(Title of Class)	(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act

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

Based upon the closing price of the issuer’s common stock on January 22, 2007 of $4.56 as reported by The NASDAQ Capital Market, the aggregate market value of such common stock held by non-affiliates of the issuer as of January 22, 2007 was approximately $4,543,351.

As of January 22, 2007, the issuer had outstanding 1,981,207 shares of common stock, $.01 par value.

Table of Contents to

Amendment No. 1 to Annual Report on Form 10-KSB

For the Year Ended October 1, 2006

Description of Amendment

This Amendment No. 1 to the Annual Report on Form 10-KSB of STEN Corporation is being filed to provide the information called for by Items 9-12 and 14 of Part III of Annual Report on Form 10-KSB for the year ended October 1, 2006. Therefore, Items 9-12 and 14 of Part III are hereby amended to read as follows:

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

Class II Directors: Terms Expiring After Fiscal 2006

Kenneth W. Brimmer, age 51. Mr. Brimmer has been a director of the Company since February 1998. Mr. Brimmer has been the Company’s Chief Executive Officer since September 2003.  Mr. Brimmer also has been Chief Manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer was the Chairman and a Director of Active IQ Technologies, Inc. from April 2000 until June 2003 and was its Chief Executive Officer from April 2000 until December 2001.  Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and he was also its Treasurer from its inception in 1995 until April 2000.  Prior to that, Mr. Brimmer was employed by Grand Casinos, Inc. and its predecessor from October 1990 until April 1997. Mr. Brimmer currently serves on the board of directors of New York Stock Exchange listed Landry’s Restaurants, Inc.  Mr. Brimmer also is currently a member of the board of directors of Entrx Corporation, Hypertension Diagnostics, Inc. and Spectre Gaming, Inc. where he serves as Chairman. Mr. Brimmer served as the Company’s interim Chief Executive Officer from October 2000 until November 18, 2000.

Gary Copperud, age 48. Mr. Copperud has been a director of the Company since February 1998. Mr. Copperud has been President of the Company’s Burger Time Acquisition Corporation subsidiary since July 2004.  Mr. Copperud has been president/general manager of CMM Properties, LLC, an investment company with holdings in real estate and stocks, located in Fort Collins, Colorado, since 1993. Prior to that, Mr. Copperud was self-employed in the fields of securities and real estate investment and real estate development.

Class III Directors: Terms Expiring After Fiscal 2007

Jeffrey A. Zinnecker, age 50. Mr. Zinnecker was appointed as a director in October 2003. Mr. Zinnecker is president and owner of Zinncorp Inc., an information technology consulting company with offices in Minnesota. Mr. Zinnecker has been managing Zinncorp since he founded it in 1989. Prior to that, Mr. Zinnecker was employed as a technology consultant for Northern States Power Company.

Allan D. Anderson, age 53. Mr. Anderson has been a director of the Company since October 2000.  Mr. Anderson is currently the Chief Financial Officer and a director of Reliafund, Inc.  Reliafund, Inc. is a third-party processing company of ACH transactions. In January 2001, Mr. Anderson sold his interest in RiverBend Solutions (“RiverBend”) having served as President since August 2000 and as Chief Financial Officer since January 2000. He was a director of RiverBend from 1995 to 2001. Mr. Anderson was the President of Metropolitan Financial Management, Inc. from 1997 to 1999 and served as its Treasurer from 1995 to 1999. He was a director of Metropolitan Financial Management, Inc. from 1991 to 1999. Prior to joining Metropolitan, he was the Chief

 Financial Officer of Pan Am Systems, Inc. from 1994 to 1995. Mr. Anderson has a degree in Accounting and worked as a CPA and Audit Manager with Arthur Andersen & Co. from 1976 through 1983.

Class I Director: Term Expiring After Fiscal 2008

Gervaise Wilhelm, age 63.  Ms. Wilhelm has been a director of the Company since February 2000 and has served on the audit and compensation committee for the past two years. Since 2005, she has served as the Chief Executive Officer of Closys Corporation, which develops, tests and manufactures arterial sealing devices. She also is the managing director of Endomedical Technologies, a developer of endoscope barrier sheathing products, and has been affiliated with Endomedical Technologies since 1998. Ms. Wilhelm served as the Chief Executive Officer of Paradigm Diagnostics, a food safety monitoring company from 2001 to 2005 and also served as a director.  She is currently a director of Closys Corporation and Endomedical Technologies.

CORPORATE GOVERNANCE

Description of Committees of the Board of Directors

The board of directors has established a Compensation Committee and an Audit Committee.  The composition and function of these committees are set forth below.

Audit Committee

The Company’s Audit Committee is comprised of Allan D. Anderson (Chair), Gervaise Wilhelm and Jeffrey A. Zinnecker. The Audit Committee assists the board by reviewing the integrity of the Company’s financial reporting processes and controls; the qualifications, independence and performance of the independent auditors; and compliance by the Company with certain legal and regulatory requirements. The Audit Committee has the sole authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews the Company’s annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee reviews reports on various matters, including critical accounting policies of the Company, significant changes in the Company’s selection or application of accounting principles and the Company’s internal control processes. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor. The Committee acts under a written charter first adopted and approved by the board of directors on April 27, 2000 and most recently amended on December 11, 2003. During the fiscal year ended October 1, 2006, the Audit Committee met five times.

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

Compensation Committee

The Compensation Committee reviews and makes recommendations to the board concerning salaries, bonus awards and benefits for officers and key employees. Members of the Compensation Committee are Mr. Allan D. Anderson, Ms. Gervaise Wilhelm and Mr. Jeffrey A. Zinnecker. During fiscal year ended October 1, 2006, the Compensation Committee met two times.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, executive officers, directors and 10% shareholders (insiders) of the Company are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in the Company’s common stock.  To the Company’s knowledge, all insiders of the Company made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2006.

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

EXECUTIVE COMPENSATION

The following table shows, for the fiscal years ending October 1, 2006, September 30, 2005, and September 30, 2004, the cash compensation paid by us, as well as certain other compensation paid or accrued for those years, to our President and Chief Executive Officer, Kenneth W. Brimmer. None of the Company’s other executive officers earned or were awarded total cash compensation that exceeded $100,000 in fiscal year 2006.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
				Securities
				Underlying	All Other
Name and Principal Position	Fiscal Year	Salary	Bonus	Options	Compensation

Kenneth W. Brimmer	2006	$60,000	$ —	—	—
Chief Executive Officer	2005	$12,000	—	—	—
	2004	9,000	—	5,000 (1)	—

(1)

Represents options to purchase common stock granted to Mr. Brimmer as a member of the board of directors for service in the fiscal year.

Stock Options

There were no stock option grants to the Named Executive Officer during the fiscal year ending October 1, 2006.

The following table summarizes stock option exercises during the fiscal year ended October 1, 2006 and the total number of options held at the end of fiscal year 2006 by the Named Executive Officer.

Aggregated Option Exercises in Fiscal Year 2006 and

Fiscal Year End Option Values

			Number of Securities Underlying		Value of Unexercised
	Shares		Unexercised		In-the-Money
	Acquired on	Value	Options at Oct. 1, 2006		Options at Oct. 1, 2006
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Kenneth W. Brimmer			65,000	0	0	0

(1)

The values have been calculated before payment of applicable income taxes and are based on the closing bid price of $4.00 for the Company’s common stock as of September 29, 2006, the last trading day of the Company’s fiscal year.  No stock-options held by the Named Executive Officer were in the money at October 1, 2006.

Employment Agreements

The Company does not have a written employment agreement with Kenneth W. Brimmer, the Company’s Chief Executive Officer.  However, the Company’s board of directors adopted resolutions providing that Mr. Brimmer will be paid a monthly salary of $1,000 beginning in January 2004 and an incentive bonus up to $150,000, at the board’s discretion, payable on or about December 15, 2004.  The criteria used by the board in determining the bonus were based on the Company’s performance exceeding the financial goals established for the year.  In conjunction with the Company’s sale of its medical products business to Aspen Surgical in November 2004, Mr. Brimmer entered into a consulting agreement with Aspen Surgical pursuant to which Aspen Surgical paid him a consulting/non-compete fee of $250,000.  At the time of the closing of the transaction with Aspen Surgical, Mr. Brimmer and Compensation Committee determined that Mr. Brimmer would forgo any incentive payment for fiscal 2004.  Mr. Brimmer and the Compensation Committee also agreed that Mr. Brimmer’s employment arrangement would continue for fiscal 2005 and fiscal 2006 on terms similar to those of fiscal year 2004.  Therefore, for fiscal year 2005, Mr. Brimmer was paid a monthly salary of $1,000 and will be eligible for a discretionary incentive bonus, payable on or about December 15, 2005.  On November 15, 2005, the Compensation Committee, along with Mr. Brimmer, determined that Mr. Brimmer would forgo any incentive payment for fiscal 2005 and that he will be paid a monthly salary of $5,000 beginning in October 2005 and an incentive bonus would be determined at a future date and the bonus would be based on results in excess of the annual company plan.  No bonus was accrued or paid in fiscal 2006 to Mr. Brimmer.

The Company currently does not have a written employment agreement with Gary Copperud, who has been President of the Company’s BTAC subsidiary since July 2004.  For his service as President of BTAC, the Compensation Committee has determined that Mr. Copperud will be paid a salary of $1,000 per month, plus an annual discretionary bonus to be paid in December 2005.  In conjunction with the Company’s sale of its medical products business to Aspen Surgical in November 2004, Mr. Copperud entered into a consulting agreement with Aspen Surgical pursuant to which Aspen Surgical paid him a consulting/non-compete fee of $250,000.  On November 15, 2005, the Compensation Committee, along with Mr. Copperud, determined that Mr. Copperud would forgo any incentive payment for fiscal 2005 and that he will be paid a monthly salary of $5,000 beginning in October 2005 and an incentive bonus would be determined at a future date and the bonus would be based on results in excess of the annual company plan. No bonus was accrued or paid in fiscal 2006 to Mr. Copperud.

Director Compensation

The Company has historically paid its non-employee directors a fee of $1,000 per quarter and the chairman $1,250 per quarter.  In November 2005, the Company paid each of its independent directors $4,000 representing compensation of $1,000 per quarter for each of the four quarters in calendar year ending December 31, 2005.  In November 2006, the Company paid each of its independent directors $4,000 representing compensation of $1,000 per quarter for each of the four quarters in calendar year ended December 31, 2006.

The Company also typically grants each non-employee board member an option to purchase its common stock for service in the fiscal year.  On November 1, 2006, each of Messrs. Anderson and Zinnecker and Ms. Wilhelm, the Company’s non-employee directors, received a five-year option to purchase 2,500 shares of the Company’s common stock for board service in fiscal year 2006.  These options were granted under the Company’s 2000 Stock Option Plan.  The exercise price of these options is $6.00 per share, which was in excess of the fair market value of the Company’s common stock on the date of grant, and the options are fully vested and exercisable as of the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents, as of January 25, 2007, certain information regarding beneficial ownership of the Company’s common stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of common stock; (ii) each of the directors of the Company; (iii) each Named Executive Officer of the Company and (iv) all officers and directors of the Company as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 10275 Wayzata Blvd S, Suite 310, Minnetonka, MN 55305.

Shares Beneficially Owned
						Percentage
			Shares Acquirable			Beneficially
Name of Beneficial Owner	Shares		within 60 Days (1)		Total	Owned
Lyle Berman (2) 130 Cheshire Lane Minnetonka, MN 55350	222,222		0		222,222	11.0%
Gary A. Dachis (3) 10550 Wayzata Blvd. Minnetonka, MN 55305	222,222		0		222,222	11.0%
Allan D. Anderson (4)	0		22,500		22,5000	1.1%
Kenneth W. Brimmer (4)(5)	412,312	(6)	197,247	(7)	609,559	27.5%
Gary Copperud (4)(8)	494,735		244,879		739,614	32.7%
CMM Properties, LLC	494,735		129,879		624,614	29.1%
Jeffrey A. Zinnecker (2)(9)	74,011		28,387		102,398	5.0%
Gervaise Wilhelm (2)	3,800		22,500		26,300	1.3%
All Current Officers and Directors as a Group (6 persons)	984,858		533,513		1,518,371	59.5%

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

(4)

Director.

(5)

Named Executive Officer.

(6)

Includes 4,000 shares owned by M. Brimmer directly, 87,312 shares beneficially owned by Mr. Brimmer through his IRA, 240,000 shares over which Mr. Brimmer shares voting and dispositive power with his wife, and 81,000 shares beneficially owned by Mr. Brimmer’s wife in her IRA.

(7)

Includes options to purchase 115,000 shares of common stock, warrants to purchase 9,405 shares of common stock beneficially owned by Mr. Brimmer through his IRA, warrants to purchase 63,437 shares held jointly by Mr. Brimmer and his wife and warrants to purchase 9,405 shares held by Mr. Brimmer’s wife through her IRA.

(8)

Represents and includes shares held by CMM Properties, LLC, of which Mr. Copperud is the President.  Mr. Copperud has voting and investment control over the shares held by CMM Properties, LLC.

(9)

Includes 10,600 shares held by Zinncorp, Inc., of which Mr. Zinnecker is the President.  Mr. Zinnecker has voting and investment control over the shares held by Zinncorp, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

31.1

Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

31.2

Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act

99.1

Certification pursuant to 18 U.S.C. §1350

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Virchow, Krause & Company, LLP, independent registered public accounting firm and certified public accountants, served as independent accountants of the Company for the fiscal year ended October 1, 2006. The Company has selected Virchow, Krause & Company, LLP to serve as its auditors for the year ended September 30, 2007.

The following is an explanation of the fees billed to the Company by Virchow, Krause & Company, LLP for professional services rendered for the fiscal years ended October 1, 2006 and September 30, 2005, which totaled $146,641and $158,625, respectively.

Audit Fees

The aggregate fees billed to the Company for professional services related to the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-QSB, or other services normally provided by Virchow, Krause & Company, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended October 1, 2006 and September 30, 2005 totaled  $103,540 and $138,850, respectively.

Audit-Related Fees

There were no audit related fees for professional services not previously disclosed for fiscal years ended October 1, 2006 and September 30, 2005.

Tax Fees

The aggregate fees billed to the Company by Virchow, Krause & Company, LLP for professional services related to tax compliance, tax advice, and tax planning, including services related to the Company’s federal, state, franchise and income tax filings for the fiscal years ended October 1, 2006 and September 30, 2005 totaled $23,875 and $19,775, respectively.

All Other Fees

The aggregate fees billed to the Company by Virchow, Krause & Company, LLP for professional services related to due diligence on acquisitions for the fiscal years ended October 1, 2006 and September 30, 2005 totaled $19,226 and $0, respectively.

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

All of the services described above for 2006 were pre-approved by the Audit Committee or a member of the Committee before Virchow, Krause & Company, LLP was engaged to render the services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on January 26, 2007.

STEN CORPORATION

By:   /s/ Kenneth W. Brimmer

Kenneth W. Brimmer

Chief Executive Officer

POWER OF ATTORNEY

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 26, 2007.

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