Form 10QSB
period 2006-12-31
STEN CORP
filed 2007-02-14
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended December 31, 2006

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
☐   YES      ☒   NO

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

☐   YES      ☒ NO

At January 22, 2007 1,981,207 shares of the issuer’s Common Stock were outstanding.

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at December 31, 2006 (unaudited) and October 1,
2006 (audited)

Consolidated Statements of Operations for the Thirteen Weeks Ended December 31, 2006 and
For the Quarter Ended December 31, 2005 (unaudited)

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended December 31, 2006 and
For the Quarter Ended December 31, 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION:

Item 1	Legal Proceedings
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits

SIGNATURES

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2006 (unaudited)	October 1, 2006 (audited)
CURRENT ASSETS
Cash and cash equivalents	$485,166	$3,171,594
Accounts receivable, net	246,697	332,271
Current portion of loans receivable, net	2,003,741	73,288
Inventories	801,118	604,484
Income tax refunds receivable	189,500	189,500
Deferred income taxes	49,000	24,000
Current portion of note receivable	108,000	108,000
Other current assets	189,734	144,720
Total Current Assets	4,072,956	4,647,857
PROPERTY AND EQUIPMENT, NET	4,630,939	4,378,540
OTHER ASSETS
Intangible assets, net	2,040,244	254,981
Note receivable, net of current portion	547,000	574,000
Loans receivable, net of current portion	853,769	0
Prepaid financing costs, net	85,730	87,320
Deferred income taxes	201,200	73,000
Total Other Assets	3,727,943	989,301
TOTAL ASSETS	$12,431,838	$10,015,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit, bank	$750,000	$0
Current portion of long-term debt	493,811	92,361
Accounts payable	506,340	245,009
Accrued payroll and related taxes	261,810	222,761
Other accrued expenses	83,138	97,319
Deferred revenue	94,067	10,628
Liabilities of discontinued businesses	82,866	76,553
Total Current Liabilities	2,272,032	744,631
LONG-TERM LIABILITIES
Long-term dealer reserves payable	290,716	0
Long-term debt, net of current portion	2,830,998	1,855,001
Total Liabilities	5,393,746	2,599,632
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	19,812	20,189
authorized, 5,000,000 undesignated shares authorized, 2,047,414 and 2,047,414 common shares issued and 1,981,207 and 2,018,957 outstanding
Additional paid-in capital	4,443,316	4,564,325
Retained earnings	2,574,964	2,831,552
Total Stockholders’ Equity	7,038,092	7,416,066
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,431,838	$10,015,698

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the thirteen weeks ended December 31, 2006	For the three months ended December 31, 2005
REVENUES
Revenues related to Burger Time and contract manufacturing, net	$1,823,047	$2,023,728
Finance charges related to STEN Financial, net of loan losses and
adjustments of $33,701	326,905	0
TOTAL REVENUES	2,149,952	2,023,728

COST AND EXPENSES
Costs of goods sold related to Burger Time and contract manufacturing	1,727,056	1,851,023
Expenses related to STEN Financial
Salaries and benefits	173,327	0
Occupancy expenses	183,563	0
Depreciation and amortization	43,797	0
Selling, general and administrative	393,354	295,159
TOTAL COST AND EXPENSES	2,521,097	2,146,182

Loss from Operations	(371,145)	(122,454)
OTHER EXPENSE
Interest income	26,277	51,179
Interest expense	(64,920)	(33,262)
Net Other Income (Expense)	(38,643)	17,917

Loss from Operations Before Income Taxes	(409,788)	(104,537)

BENEFIT FOR INCOME TAXES	(153,200)	(36,500)
NET LOSS	$(256,588)	$(68,037)
NET LOSS PER SHARE
Basic	$(0.13)	$(0.04)
Diluted	$(0.13)	$(0.04)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	1,990,878	1,905,775
Diluted	1,990,878	1,905,775

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the thirteen weeks ended December 31, 2006	For the three months ended December 31, 2005 (Restated – See Note 2)
Cash flows from operation activities:
Net loss	$ (256,588)	$ (68,037)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	172,125	117,446
Stock based compensation	45,800	0
Deferred income taxes	(153,200)	0
Changes in certain assets and liabilities:
Accounts receivable, net	85,574	(2,943)
Loans receivable	(2,065,921)	0
Inventories	(191,514)	(71,878)
Other current assets	(45,014)	(53,004)
Accounts payable	261,331	(202,642)
Accrued payroll and related taxes	39,049	(125,049)
Accrued income taxes	0	(204,987)
Other accrued expenses	(7,868)	(62,050)
Deferred revenue	31,678	0
Dealer reserve payable	143,222	0
Net Cash flows from operating activities-continuing operations	(1,941,326)	(673,144)
Net cash used in discontinued operations	0	(69,069)
Net Cash flows from operating activities-discontinued operations	0	(69,069)
Net Cash flows from operating activities	(1,941,326)	(742,213)

Cash flows from investing activities:
Investment in certificate of deposit, net of gain on investments	0	(10,077)
Purchase of Moneyworldlending	(200,000)	0
Purchase of Cash Advance-Utah, net of cash received of $30,000	(570,000)	0
Purchase of assets related to vehicle finance business	(462,987)	0
Purchase of property and equipment	(100,966)	(55,153)
Purchases of intangibles related to vehicle finance business	(1,400,000)	0
Payments received on notes receivable	27,000	83,839
Net Cash flows from investing activities-continuing operations	(2,706,953)	18,609
Investment in discontinued operations	0	(814,283)
Net Cash flows from investing activities-discontinued operations	0	(814,283)
Net Cash flows from investing activities	(2,706,953)	(795,674)

Cash flows from financing activities:
Net decrease in line of credit, bank	750,000	0
Proceeds from long-term debt	1,400,000	0
Payments on long-term debt	(22,553)	(29,527)
Prepaid financing costs	1,590	0
Repurchase of common shares	(167,186)	(3,432)
Proceeds from sale of common stock	0	1,999,998
Net Cash flows from financing activities-continuing operations	1,961,851	1,967,039
Net Cash flows from financing activities	1,961,851	1,967,039

Net increase (decrease) in cash and cash equivalents	(2,686,428)	429,152

Cash and cash equivalents - beginning of period	3,171,594	2,648,044
Cash and cash equivalents - end of period	$ 485,166	$ 3,077,196

Consolidated Statements of Cash Flows continues on the following page

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

continued

	For the thirteen weeks ended December 31, 2006	For the three months ended December 31, 2005 (Restated – See Note 2)

Supplemental cash flow information:
Cash paid for interest	$ 64,920	$ 33,262

Non-investing and financing activities:
Property and equipment reclassified as assets of discontinued
business held for sale	$ 0	$ 16,718
Purchase of certain assets and assumed liabilities with
Moneyworldlending acquisition:
Loans receivable	41,998	0
Intangibles	186,351	0
Deferred revenue	28,349	0
Purchase of certain assets and assumed liabilities with
Cash Advance-Utah acquisition:
Loans receivable	165,822	0
Inventories	5,120	0
Property and equipment	182,470	0
Intangibles	240,000	0
Deferred revenue	23,412	0
Purchase of certain assets and assumed liabilities with
Colfax Financial acquisition:
Loans receivable	510,481	0
Property and equipment	100,000	0
Dealer reserves payable	147,494	0

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 AND 2005

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

In 2006, we changed our fiscal year end from September 30 to the Sunday closest (before or after) to September 30, (a fifty-two or fifty-three week year). We also changed the quarterly periods within the new fiscal year so that each quarter will consist of thirteen weeks of two four-week periods followed by one five-week period. The current period represents the thirteen week period ended December 31, 2006, and our 2007 fifty-two week fiscal year will end on Sunday, September 30, 2007. The effect on comparisons with prior period calendar quarters is insignificant.

In preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Discontinued Operations – On November 8, 2004, we sold substantially all of the assets relating to our medical products manufacturing and distribution business, our “Medical Products Group,” to Aspen Surgical Products, Inc. (“Aspen”). On June 30, 2005, we sold substantially all of the assets relating to our emergency oxygen service business (the “Emergency Oxygen Service Business”) to Life Safe Services, LLC. On January 11, 2006 we sold the former Medical Products Group building in Ham Lake, Minnesota that formerly was our corporate headquarters. In the year ended October 1, 2006, we recorded an impairment of $1,082,671 to discontinued operations relating to advances to Site Equities International, Inc. (“Site Equities”). During the fourth quarter of 2006, we took possession of the Site Equities property and by October 1, 2006, after completing an analysis of the PayCenters business, we concluded to discontinue the business. Therefore the impairment of the Note Receivable of $1,062,671 and expenses incurred of $20,000 were classified as discontinued operations. In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of the Medical Products Group, the Emergency Oxygen Service Business, the sale of the property and the charges related to Site Equities. All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations (See Note 14). Liabilities of discontinued operations at December 31, 2006 and October 1, 2006 were $82,866 and $76,553, respectively.

Auto Finance Subsidiary – We expect to devote our resources to developing our automobile finance business. Our auto finance business is conducted through our indirect wholly-owned subsidiary, Colfax Financial Corporation (“Colfax” or “Auto Finance Subsidiary”). Through Colfax, we are engaged in providing auto loans to consumers regardless of credit history. Our loans are offered through a limited number of “dealer-partners” who benefit by selling vehicles to consumers who otherwise could not obtain financing. We currently offer our loans through three dealer-partners in the Phoenix, Arizona area. The contracts entered into with consumers are installment receivable contracts with full-recourse to dealer-partners. The dealer-partners are paid approximately 68% of the principal contract value at the time we enter into the installment sales contract with the customer. The dealer-partner assumes responsibility for repossessing the vehicle in the event of a contract default. We are generally reimbursed the remaining value of the contract at the time of default and foreclosure. The dealer-partners also maintain a “reserve account” or “hold-back” with Colfax as an additional level of collateral for the recourse guarantee equal to approximately 25% of the outstanding installment note receivable balance which is described as long-term dealer reserve payable on the consolidated balance sheet of STEN. The dealer-partner reserve account, or hold-back, is only payable to the dealer after the net amount due to us has been fully-satisfied and then the amount due is only payable as amounts due on the contracts are collected from the underlying installment note borrowers. The dealer reserve account under these arrangements at December 31, 2006 was $290,715 and is reflected as a long-term payable in the accompanying financial statements. The dealer-partner also pays to us a discount fee of up to 7%

of the face value of the installment receivable contracts at the time the contract is entered into. The value of this discount is recognized as additional imputed interest income over the life of the contract.

In addition to installment receivable contracts we also finance a portion of the dealer-partner vehicle inventory through a “floor-plan” program. Under this program, we finance up to the full wholesale cost of the dealer-partner’s vehicle inventory and we hold title to the vehicles and the related dealer reserve as collateral. In our auto financing business, the dealer-partners are charged a fee of 2% per month, or for any fraction thereof, to finance vehicle inventory, or “floorplan” a vehicle. The result is an annualized charge of slightly more than 24% per annum. Interest on notes receivable is recognized as income based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge income over the life of the loan. We entered the business of dealer floor-planning on November 7, 2006 by acquiring a portfolio of automobile-related receivables consisting of $225,559 in dealer inventory financing notes and $284,922 in automobile installment purchase notes valued at fair value at the date of purchase. The aggregate purchase price after deducting reserves payable to the dealer of $147,474 was $362,987, which we paid in cash. See Item 5. for the discussion of Risk Factors related to our  auto finance business.

In conjunction with our auto finance business, Colfax entered into a consulting and non-compete agreement (“the agreement”) with Flash Motors, Inc. (“Flash Motors”). Among other things, Flash Motors has been in the business of generating and servicing a portfolio of automobile installment purchase notes.

Under the agreement with Flash Motors, Flash Motors will provide certain financial, marketing and management advice to Colfax through its Chief Executive Officer, Harry March. We expect that Mr. March, as the principal consultant under the agreement, will assist Colfax in developing a portfolio of automobile installment notes receivable and initially will develop automobile dealer relationships in Arizona.

The term of the agreement is five years, unless earlier terminated by the death or disability of Mr. March, or by Colfax upon notice to Flash Motors or Mr. March for breach of the agreement, an act constituting a felony, or an act that may injure the reputation, business, or business relationships of Colfax. Under the agreement, Colfax paid Flash Motors a consulting fee of $1.4 million which includes a customer data base and existing dealer-partner relationships with a fair value of $700,000 at the date of purchase. The fee was paid in the form of two promissory notes entered into on November 14, 2006; one in the principal amount of $400,000 bearing interest at 20 percent per annum due November 14, 2011 or on demand with 30 days notice and the second promissory note in the principal amount of $1 million, due 60 months from the date it was entered into or on demand with 30 days notice at any time after November 14, 2008 and bearing interest at 10 percent per annum. Both notes are unsecured and interest is paid monthly in arrears.

The agreement also prohibits Flash Motors from (i) competing with Colfax within Maricopa County, Arizona for a period of five years, (ii) disclosing confidential information to any third party for a period of five years, (iii) soliciting certain employees from Colfax for a period of one year, or (iv) soliciting any business from customers or accepting any new business from customers of Colfax during the term of the agreement.

Note 2.  Restatement

For the three months ended December 31, 2005, we disclosed separately the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount on the consolidated statements of cash flows.

Note 3.  Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of STEN Corporation and its wholly owned subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.), Burger Time Acquisition Corporation as of July 2004, BTAC Properties Inc. as of May 2005, and STEN Financial Corporation as of January 2006. In October 2006, Alliance Advance, Inc. and in November 2006, Colfax Financial Corporation were formed as wholly owned subsidiaries of STEN Financial Corporation. All significant intercompany transactions and balances have been eliminated in consolidation. (See Note 14).

Revenue Recognition – We recognize revenue from the operations of our payday lending business in STEN Financial using the cash basis method, with interest income payments being recognized as income at the time the cash fee for the advance is actually received.

In our auto financing business, the dealer-partners are charged a fee of 2% per month, or for any fraction thereof, to finance vehicle inventory, or “floorplan” a vehicle. The result is an annualized charge of slightly more than 24% per annum. Interest on notes receivable associated with the consumer auto loans or vehicle installment notes is recognized as income based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge income over the life of the loan. Should floorplan receivables, or note receivables be determined to be impaired, the recognition of income would be suspended and a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows would be recorded. Under our current arrangements with the dealer-partner in the event of default, the dealer-partner is required to pay the remaining principal amount of the contract and the vehicle collateral is assigned to the dealer for foreclosure and repossession.

For our Contract Manufacturing and Burger Time business segments, we recognize revenue in accordance with Staff Accounting bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 requires revenue to be recognized when all of the following are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectability is reasonable assured. We record sales revenue for the Contract Manufacturing business segment at the time all merchandise is shipped, contractual obligations have been substantially met and title and risk of loss have passed to the customer. We recognize revenue from the Burger Time business segment at the time the food is served.

Accounts and Loans Receivable – Trade accounts receivable from our non-finance activities are shown net of an allowance for doubtful accounts and we had reserves of approximately $0 and $0 at December 31, 2006 and September 30, 2006, respectively. STEN Financial receivables include loans receivable from our Colfax auto finance business and our lending businesses through Alliance Advance and are net of a reserve for doubtful accounts of $71,864 at December 31, 2006 and $4,341 at October 1, 2006. For the STEN Financial business, loans receivable over 30 days are considered past due. The Company does not accrue on past due loans receivable. Loans are written off only after all collection attempts have failed and are based on individual credit evaluations and specific circumstances of the customer. We record a loan receivable for the amount loaned to the customer. The fee charged by the Company, which varies for each loan, is not recorded until the cash is collected. In the Company’s dealer-partner loans receivable we record no reserve for doubtful accounts because full recourse goes back to the dealer-partner. An allowance for doubtful accounts potentially would be recognized if the credit standing of the dealer-partner was determined to be impaired.

Loans receivable consisted of the following at:

	December 31, 2006	October 1, 2006

Consumer loans receivable	$ 354,087	$ 77,629
Less: allowance for loan losses	(71,864)	(4,341)
Auto Finance Subsidiary:
Dealer Floorplan notes receivable	1,305,561	0
Vehicle installment notes receivable	1,269,726	0
Total loans receivable	2,857,510	73,288
Less: current portion	2,003,741	73,288
Loans receivable, net of current portion	$ 853,769	$ 0

Amortization – Intangible assets represent principally the value of the consulting and non-compete agreements and customer databases which have been purchased and are being amortized over their estimated useful lives using the straight-line method. (See Note 8).

Notes Receivable – Notes receivable, as of December 31, 2006 and October 1, 2006, consist of $655,000 and $682,000, respectively, due from Life Safe Services, LLC related to the sale of our Emergency Oxygen Service Business, which is in the form of a subordinated promissory note personally guaranteed by the owners of Life Safe Services, LLC. The Life Safe Note bears interest at a rate of 7.25% per annum. The Life Safe Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42 on January 1, 2010. Our rights under the LifeSafe Note are subordinate to those of Life Safe Services, LLC’s senior lender.  Future collections on the notes receivable for the years ending 2007, 2008, 2009, and 2010 are $108,000, $108,000, $108,000 and $358,000, respectively.

Prepaid Financing Costs – Debt issuance costs are amortized over the life of the loan using the straight-line method. On May 10, 2005, we completed a mortgage financing relating to real estate used by our subsidiary, Burger Time Acquisition Corporation. In the course of closing the mortgages, we incurred costs of $96,290. These mortgage costs are being amortized over of the life of the notes (15 years) and we expensed $1,590 for the thirteen weeks ended December 31, 2006 and the three months December 31, 2005.

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

Deferred Revenue - In August 2006, we acquired certain assets and assumed certain liabilities of Alliance Cash Advance through our wholly owned subsidiary, STEN Financial. In the first quarter of fiscal 2007 we acquired certain assets and assumed certain liabilities of Utah-based, Cash Advance, and we also acquired an on-line payday advance business called Moneyworldlending. These businesses have been combined to form Alliance Cash Advance. In November 2006, we acquired certain assets related to sub-prime automobile installment financing and related dealer inventory through our Colfax Financial Corporation subsidiary. In accordance with generally accepted accounting principles we defer certain fees as part of the fee’s yield over the life of the installment contract. The deferred revenue liability at December 31, 2006 was $94,067 and $10,628 at October 1, 2006.

Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after October 2, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on October 2, 2006 using the modified prospective method. The amount of expense recorded for the thirteen weeks ended December 31, 2006 was $45,800 ($0.03 per share). Based on option grants outstanding at December 31, 2006 the Company estimates the expense to be $173,000 for the year ending September 30, 2007 with an estimated total amount of $354,000 for fiscal years 2008 through 2011.

Prior to October 2, 2006, in accordance with APB Opinion No. 25 and related interpretations, the Company used the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s general policy is to grant stock options at fair value at the date of grant. Options issued to employees are recorded at fair value, as required by SFAS No. 123 “Accounting for Stock Based Compensation,” using the Black-Scholes pricing model. The Company had adopted the disclosure-only provision of SFAS No. 148, “Accounting for Stock Based Compensation.”

In prior years, we used the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for employee stock options and stock based compensation.  Under the intrinsic value method, compensation expense is recorded only to the extent that the market price of common stock exceeds the exercise price of the stock option on the date of grant.

In prior years we have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for our stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123, our net loss would have changed to the pro forma amounts indicated below:

For the three months December 31, 2005
Net loss:
As reported	$ (68,037)
Pro forma	$ (91,331)
Net loss per share basic:
As reported	$ (0.04)
Pro forma	$ (0.05)
Net loss per share diluted:
As reported	$ (0.04)
Pro forma	$ (0.05)

Stock based compensation:
As reported	$ 0
Pro forma	$ 23,294

The pro forma amounts may not be representative of the effects on reported net loss for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following periods:

	Thirteen weeks ended December 31, 2006	Three months ended December 31, 2005
Risk free interest rate	4.75%	5.75%
Expected life of options granted	2.5-6.5 years	5 years
Expected volatility range	50.0%	50.0%
Expected dividend yield	0%	0

The volatility factor is based on our historical stock price fluctuations for a period of approximately 2.5 years.  This period is shorter than the expected life of the options but was deemed more relevant given the significant change in the Company’s business model and strategy. The Company has not issued and does not intend to issue, dividends, therefore the dividend yield is zero. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the simplified method as defined by SAB No. 107. The Company estimates the forfeiture rate for stock options using 10%.

Recent Accounting Pronouncements – The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after October 1, 2007, with earlier adoption permitted.

Reclassifications – In addition to the adjustment to accounts made to properly reflect discontinued operations, certain accounts in the prior year’s quarterly consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter’s consolidated financial statements. The reclassifications had no effect on consolidated net loss or stockholders’ equity.

Note 4.  Inventories

Inventories consist of products related to our contract manufacturing operations (raw materials, work in process, finished goods), restaurant food (raw materials) and paper supplies (raw materials).   Inventories are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Inventories consisted of the following at:

	December 31, 2006	October 1, 2006

Raw materials in our contract manufacturing, and restaurant food and paper supplies	$ 668,416	$ 516,986
Work in process in our contract manufacturing	76,654	65,799
Finished goods in our contract manufacturing, and prepaid items in our check cashing stores	56,048	21,699
Total Inventories	$ 801,118	$ 604,484

Note 5.  Net loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Our diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period. Options totaling 416,500 and 285,000 shares were excluded from the computation of diluted loss per share for the periods ended December 31, 2006 and 2005 as their effect was anti-dilutive due to the net loss in the periods. Warrants totaling 369,793 shares were excluded from the computation of diluted loss per share for both periods ended December 31, 2006 and 2005 as their effect was anti-dilutive due to the net loss in the periods.

	Periods ended December 31,
	2006	2005
Net loss	$ (256,588)	$ (68,037)
Net loss per share – basic
Weighted average shares outstanding	1,990,878	1,905,775

Net loss per share – basic	$ (0.13)	$ (0.04)
Net loss per share – diluted
Weighted average shares outstanding	1,990,878	1,905,775

Effect of diluted securities	0	0
Weighted average shares outstanding	1,990,878	1,905,775

Net loss per share – diluted	$ (0.13)	$ (0.04)

 Note 6.  Income Taxes

We recorded a benefit from income taxes of $153,200 and $36,500 relating to loss from continuing operations for the thirteen weeks ended December 31, 2006 and the three months ended December 31, 2005, respectively. As a result of our loss, we are applying for an immediate refund of approximately $189,500 relating to taxes paid in the fiscal year 2005. We expect to generate taxable income in future periods and expect to realize our net operating loss carryforward tax benefit to offset regular income tax expense. (See Note 7).

Note 7.  Deferred Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, inventory valuation adjustments and accrued liabilities. Our current deferred tax asset as of December 31, 2006 was $49,000 and $24,000 as of October 1, 2006. We have a long term deferred tax asset as of December 31, 2006 of $201,200 and $73,000 as of October 1, 2006. The Company’s deferred tax asset of $250,200, as of December 31, 2006, consists of accrued liabilities of $52,000,  reserves for doubtful accounts and inventory of $20,200, intangible assets of $50,000, stock options of $48,000, NOL carryforwards of $301,000 offset by depreciation of $(200,000) and other assets of $(21,000).

Note 8.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	December 31, 2006		October 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$165,000	$ 27,164	$115,000	$ 22,665	60-120
Customer lists	1,105,000	20,333	75,000	2,500	60-120
Trade name	55,000	4,584	55,000	1,834	60
Consulting Agreement	700,000	11,667	0	0	60
Other intangibles	86,813	7,821	40,460	3,480	60

Total	$2,111,813	$71,569	$285,460	$30,479

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 6.85 years). Amortization of intangible assets was $41,090 and $5,513 for the thirteen weeks ended December 31, 2006 and the three months ended December 31, 2005, respectively. Estimated amortization expense of intangible assets for fiscal years 2007, 2008, 2009, 2010, and 2011 is $269,358, $304,029, $303,728, $303,728 and $297,650 per year, respectively.

Note 9.  Line of Credit, Bank

During January 2005, we entered into a $750,000 line of credit agreement with Citizens Independent Bank. The line of credit is subject to a defined borrowing base. Amounts outstanding bear interest at prime plus .5% (8.75% at both December 31, 2006 and October 1, 2006). The line of credit is collateralized by substantially all of the assets of STEN Corporation, as well as personal guarantees of Kenneth W. Brimmer and Gary Copperud, both of whom are directors and officers of the Company. At December 31, 2006 the Company had borrowings of $750,000 under this agreement. On January 8, 2007 the Company and Citizens Independent Bank entered into an amendment to the original agreement, to extend the maturity date of the note to April 1, 2007. All other terms and conditions of the original agreement remain in full force and shall continue to be binding to the Company.

Note 10.  Long-Term Debt

On November 14, 2006, Colfax Financial Corporation, a wholly owned subsidiary of STEN Financial Corporation, entered into a consulting and non-compete agreement with Flash Motors, Inc. a corporation located in Scottsdale, Arizona. The term of the agreement is five years, unless earlier terminated by the death or disability of Mr. March, or by the Company upon notice to Flash Motors or Mr. March for breach of the agreement, an act constituting a felony, or an act that may injure the reputation, business, or business relationships of Colfax. Under the agreement, Colfax paid Flash Motors a fee of $1.4 million for the rights to a customer data base and existing dealer-partner relationships with a fair value of $700,000 and a consulting agreement. The fee was paid in the form of two promissory notes entered into on November 14, 2006; one in the principal amount of $400,000 bearing interest at 20 percent per annum due November 14, 2011 or on demand with 30 days notice. The second promissory note is in the amount of $1 million, due 60 months from the date it was entered into, or on demand with 30 days notice at any time after November 14, 2008 and bearing interest at 10 percent per annum. Both notes are unsecured and interest is paid monthly in arrears.

On May 9, 2005 and May 10, 2005, we completed a mortgage financing relating to eight parcels of real estate used by the our Burger Time Acquisition Corporation Subsidiary (“BTAC”), in BTAC’s operation of a chain of fast-food, drive-thru restaurants under the Burger Time name. To facilitate the mortgage financing, we created a wholly-owned subsidiary, BTAC Properties, Inc., a Minnesota corporation (“BTAC Properties”) and transferred to BTAC Properties eight parcels of real estate located in Minnesota and North Dakota. BTAC Properties received $995,000 relating to the North Dakota properties and $1,060,000 relating to the Minnesota properties from StanCorp Mortgage (the “Lender”). In consideration of these loans, BTAC Properties issued two promissory notes to the Lender, one in the amount of $995,000 and one in the amount of $1,060,000. Kenneth W. Brimmer, our Chief Executive Officer and director, and Gary Copperud, our director, are also joint and several borrowers with BTAC Properties on the notes. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the notes. The participation of Messrs. Brimmer and Copperud in the notes transaction was approved by the Company’s Audit Committee. To facilitate the payment by BTAC Properties of the obligations under the notes, BTAC and BTAC Properties have entered into leases for each of the eight properties. The rent amounts to be paid by BTAC to BTAC Properties under the leases have been assigned to the Lender for repayment of amounts owed under the notes.

The notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621, with the final payment due June 1, 2020. The obligations of the notes are collateralized by a mortgage, assignment of rents, security agreement and fixture filing in favor of the Lender on each of the eight properties. At December 31, 2006 and at October 1, 2006, the long-term debt consisted of the following:

	December 31, 2006	October 31, 2006
STEN Financial

Promissory note to Flash Motors for $400,000 bearing interest at 20 percent annum due November 14, 2011 or on demand with 30 days notice. The note is unsecured and interest is payable monthly in arrears.

	$ 400,000	$ 0
Promissory note to Flash Motors for $1,000,000, due 60 months from the date it was entered into or on demand with 30 days notice at any time after November 14, 2008 and bearing interest at 10 percent per annum. The note is unsecured and interest is payable monthly in arrears.	1,000,000	0
BTAC Properties
Mortgage note payable to StanCorp Mortgage Investors, LLC with monthly installments of $9,089 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Elk River, Waite Park, Moorhead and Detroit Lakes, Minnesota.	992,849	1,004,481
Mortgage note payable to StanCorp Mortgage Investors, LLC. With monthly installments of $8,532 including interest at 6.25%, due June 2020, collateralized by buildings and land located at Minot, Grand Forks, Bismarck and Fargo, North Dakota.	931,960	942,881
Totals	3,324,809	1,947,362
Less current portion	(493,811)	(92,361)
Long-term portion	$ 2,830,998	$ 1,855,011

Note 11.  Segment Reporting

Our three reportable segments are strategic business units that offer different products. They are managed separately as each business requires different technology and business processes. Corporate and Contract Manufacturing represents the administrative activities and costs associated with our general corporate activities and Contract Manufacturing represents our Texas-based STENCOR, Inc. subsidiary which is engaged in providing contract injection molding services. Burger Time is comprised of 14 quick-serve burger restaurants located in Minnesota, North Dakota, South Dakota and Iowa. STEN Financial is comprised of the businesses of its two subsidiaries, Colfax Financial

Corporation, which operates the automobile finance business, and Alliance Advance Inc. which operates the deferred presentment (payday) check cashing and title loan business under the names Alliance Cash Advance and Moneyworldlending.

Operating income (loss) is total net sales less operating expenses, excluding interest. We did not have any sales between industry segments. Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash, certificates of deposit and property and equipment. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive of non-recurring gains or losses. The following table summarizes data by industry segment.

	Corporate and Contract Manufacturing	Burger Time	STEN Financial	Total

Thirteen weeks ended December 31, 2006
Revenues	$ 284,083	$1,538,964	$ 326,905	$2,149,952
Income (loss) from operations	(293,400)	7,858	(85,603)	(371,145)
Identifiable assets	2,025,623	4,902,729	5,503,486	12,431,838
Depreciation and amortization	24,278	100,705	47,142	172,125
Capital expenditures	72,461	25,166	3,339	100,966

Quarter ended December 31, 2005
Revenues	$ 550,917	$1,472,811	$ 0	$2,023,728
Income (loss) from operations	(124,506)	2,051	0	(122,455)
Identifiable assets	6,763,931	4,891,503	0	11,655,434
Depreciation and amortization	21,160	96,286	0	117,446
Capital expenditures	37,570	17,583	0	55,153

Note 12.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares that replaced a repurchase program originally adopted in September 2001. The Company purchased a total of 37,750 shares of common stock for a cost of $167,187 during the thirteen weeks ended December 31, 2006. On September 29, 2006 our Board of Directors authorized a repurchase program in the amount of 200,000 shares that replaced a repurchase program originally adopted in November 2004.

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

Major Customers - As of December 31, 2006, the Company has three dealer-partners in its Colfax Financial business. One dealer-partner represents 47.5% or $1,358,209 of our total loans receivable of $2,857,510 at December 31, 2006. A second dealer-partner represented 25.7% or $736,365 of our total loans receivable as of December 31, 2006. Our contract manufacturing revenues are the result of sales to a single customer.

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

Note 14.  Acquisitions and Disposition of Assets

Colfax Financial Corporation

On November 7, 2006, STEN Financial entered into an agreement to acquire a loan portfolio from Flash Motors, a corporation located in Scottsdale, Arizona. (See Note 1). STEN Financial paid $362,987 in cash from working capital to purchase the loan portfolio. Consideration for the purchase was determined through arm’s length negotiations between the Company and Flash Motors. STEN Financial through its Colfax subsidiary is engaged in developing an auto finance subsidiary serving the sub-prime market.

Flash Motors continues to retain and service the primary installment loan portfolio it held prior to the date of the agreement. The Company also understands that Flash Motors historically has engaged in finance activities unrelated to automobile financing and that it will continue these activities.

On November 14, 2006, Colfax also entered into an Asset Purchase Agreement to acquire certain assets used in Flash Motor’s business including the Colfax tradename and equipment for $100,000 which we paid in cash. Under the Asset Purchase Agreement, Colfax also will assume the lease for Flash Motors’s Scottsdale, Arizona office.

Cash Advance-Utah

On October 3, 2006, STEN Financial entered into an agreement to acquire certain Utah-based assets from National Financial Services, LLC. STEN Financial agreed to purchase certain assets of a business operating three retail locations known as Cash Advance. The total purchase price was $600,000 and included certain assets of Cash Advance including cash, accounts receivables, inventory and fixed assets. Of the total purchase consideration, STEN Financial paid $400,000 in cash from working capital and entered into a promissory note for $200,000. The promissory note bore interest at 8% per annum from October 2, 2006 payable in two installments of $100,000 with the first payment on April 2, 2007 and the second payment on October 2, 2007 together with principal and interest. The note was paid in full in November 2006. Consideration for the asset purchase was through arm’s length negotiations between the Company and National Financial Services, LLC. STEN Financial intends to use the assets to continue offering check cashing and related services including deferred presentment or “payday” loans and “title” loans. The purchase price was allocated based on the fair value of the assets acquired.

Moneyworldlending

On October 2, 2006, STEN Financial entered into an agreement with Dimah Financial, Inc. to purchase certain assets of an on-line deferred presentment lending business known as moneyworldlending.com. The total purchase price was $200,000 and included accounts receivable, websites, trade names, domain names and fixed assets. Of the total purchase consideration, STEN Financial paid $200,000 in cash from working capital. Consideration for the asset purchase was through arms-length negotiations between the Company and Dimah Financial Inc and the purchase price was allocated based on the fair value of the assets acquired.

	Cash Advance- Utah	Moneyworldlending

Total cash consideration	$ 600,000	$ 200,000
Add deferred revenue	23,412	28,349
Total consideration	623,412	228,349
Less cash received	30,000	0
Less loans receivable	165,822	41,998
Less inventories	5,120	0
Less property and equipment	182,470	0
Less intangible assets	240,000	186,351
	0	0

The purchase of these assets were not considered material to our operating results, therefore, the Company is not including pro forma financial results for the thirteen weeks ended December 1, 2006 and the three months ended December 31, 2005.

Note 15.  Subsequent Events

Colfax Secured Note - On January 2, 2007, Colfax Financial Corporation and a private lender entered into a promissory note in the amount of $400,000 with interest at a rate equal to 15.875% per annum. The principal portion of this note is payable on demand upon ten days’ written notice. Interest only is payable monthly, in arrears. Colfax Financial’s indebtedness to this private lender under the promissory note is guaranteed by a portion of Colfax Financial Corporation dealer floorplan receivables equaling the amount of the promissory note at the time it was issued.

Crown Bank - On January 11, 2007, Colfax Financial Corporation borrowed $750,000 from Crown Bank in the form of a promissory note with a term of six months, expiring July 11, 2007, and having an interest rate bearing 9.250% per annum. Colfax Financial’s indebtedness to Crown Bank under the promissory note is collateralized by certain assets of STEN Corporation and substantially all of the assets of Colfax Financial, as well as personal guarantees by Mr. Kenneth W. Brimmer, the Company’s Chief Executive Officer and director, and Mr. Gary Copperud, a director of the Company and President of BTAC.

Colfax Unsecured Note - On January 24, 2007, Colfax Financial Corporation borrowed $100,000 from a private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $104,000 is due and payable under the Note on April 24, 2007. Colfax Financial’s indebtedness to the private lender under the promissory note is unsecured and unconditionally guaranteed by STEN Corporation.

Colfax-Sabes Financing - On February 13, 2007, Colfax Financial Corporation and the Company entered into a Credit Agreement with R.W. Sabes Investment, LLC (“Sabes”) under which Sabes will loan up to $3,000,000 to Colfax Financial, subject to a defined borrowing base of Colfax Financial assets. Also on February 13, 2007, Colfax Financial made an initial draw of $1,845,845 under the Credit Agreement. With the proceeds the Company paid in full its obligation to Crown Bank. Amounts borrowed under the Credit Agreement are evidenced by a Secured Convertible Promissory Note that bears interest at a rate of 15% per annum and is due August 12, 2009. Principal and interest under the Note is convertible, at the option of the holder, into shares of the Company’s common stock at a rate of one share for each $8.20 converted. In connection with the Credit Agreement, Colfax Financial granted Sabes a security interest in substantially all of its assets, except for certain dealer floorplan notes, by a Security Agreement dated February 13, 2007. By a Parent Guaranty dated February 13, 2007 the Company guaranteed Colfax Financial’s obligations to Sabes under the Credit Agreement, with the obligations of the Guaranty secured by a security interest in substantially all of the Company’s assets. The Company’s security interest given by the Security Agreement and the Company’s obligations under the Parent Guaranty are subordinate to the security interest and obligations of the Company to Citizens Independent Bank.

As additional consideration for the Credit Agreement transactions, the Company issued to Sabes a redeemable warrant to purchase 219,900 shares of the Company’s common stock at an exercise price of $4.50 per share. The Warrant may be exercised by the holder at any time prior to March 1, 2012. The shares of common stock underlying the Warrant may be redeemed by the Company in three separate tranches if the closing sales price of the Company’s common stock exceeds $6.00 per share for at least thirty consecutive trading days, among other conditions.

The Company and Sabes also entered into a Registration Rights Agreement dated February 13, 2007 pursuant to which the Company granted Sabes certain registration rights, including unlimited demand registrations, with respect to the shares of common stock issuable upon proper conversion of the Note and proper exercise of the Warrant, subject to certain customary conditions and covenants.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

STEN Corporation and subsidiaries (“we”, the “Company” or “STEN”) is a diversified business.

The Company manufactures, on a contract basis, a line of sterilization containers and filters for use by hospitals, clinics and surgery centers.

In July 2004, the Company created Burger Time Acquisition Corporation (“BTAC”) as a wholly-owned subsidiary and purchased an 11-store chain of fast food restaurants located in the upper Midwest. In fiscal year 2005, the Company opened two additional restaurants, one in Watertown, South Dakota and the other in Fergus Falls, Minnesota. In May 2005, we created BTAC Properties to own certain real estate related to Burger Time. In August 2006 we opened a leased Burger Time restaurant in the food court at North Dakota State University.

In January 2006, we created STEN Financial Corporation as a wholly-owned subsidiary. Through STEN Financial Corporation, in August 2006, we purchased certain assets of Alliance Cash Advance, a retail payday loan business located in Tempe Arizona. On October 2, 2006, STEN Financial entered into an agreement with Dimah Financial, Inc. to purchase certain assets of an on-line deferred presentment (or “payday loan”) business known as moneyworldlending.com. These two payday loan businesses are now operated through Alliance Advance, Inc., a subsidiary of STEN Financial. On October 3, 2006, STEN Financial acquired certain Utah-based assets from National Financial Services, LLC which operated three retail check-cashing stores under the tradename Cash Advance. On November 7, 2006, Colfax Financial Corporation, a newly-formed, wholly-owned subsidiary of STEN Financial, entered into an agreement to acquire certain assets from Flash Motors, a corporation located in Scottsdale, Arizona. On November 14, 2006, Colfax entered into a consulting and non-compete agreement with Flash Motors, Inc. and we began to develop our sub-prime automobile finance business.

Results of Operations

For the thirteen weeks ended December 31, 2006 and three months ended December 31, 2005

Revenues consisting of BTAC, STEN Financial and the contract manufacturing businesses for the thirteen weeks ended December 31, 2006 increased 6.2% to $2,149,952 from $2,023,728 for the three months ended December 31, 2005. This increase, of $126,224 is due to the greater emphasis being placed in developing our STEN Financial business segment. Revenues for STEN Financial were $326,905 for the thirteen weeks ended December 31, 2006 as compared to $0 for the corresponding quarter in fiscal 2006. Revenues in Burger Time business, in thirteen weeks ended December 31, 2006, increased slightly to $1,538,964 from $1,472,811 for the three months ended December 31, 2005. Revenues in our Contract Manufacturing business, for the thirteen weeks ended December 31, 2006 decreased to $284,083 as compared to $550,917 for the quarter ended December 31, 2005. With the formation of Colfax Financial and the acquisition of our payday loan businesses which have been combined under the name Alliance Cash Advance we expect to see revenue continued growth in our STEN Financial business. The financial business is expected to become the dominate business segment for the Company. The $66,153 or 4.5% increase in Burger Time revenue can be attributed primarily to our new leased restaurant at North Dakota State University which opened in August 2006. The 48.43% decrease in revenue for the thirteen weeks ended December 31, 2006 in our contract manufacturing business comes from a drop in orders from our customer. We continue to monitor this situation closely and expect to see an up-turn in the second thirteen-week period which traditionally has been our best period in the contract manufacturing business segment. Provision for loan losses and adjustments for the thirteen weeks ended December 31, 2006 was $33,701 compared to $0 for the three months ended December 31, 2005. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. Provisions for loan losses and adjustments were $32,521 in our consumer lending operations and $1,180 in our Colfax Financial operation for the thirteen weeks ended December 31, 2006.

Costs of goods sold for the thirteen weeks ended December 31, 2006 was $1,727,056 compared to $1,851,023 for the three months ended December 31, 2005. The cost of goods sold reflects the expenses incurred in manufacturing in our Contract Manufacturing and Burger Time business segments. The Burger Time costs of goods sold for the thirteen week period ended December 31, 2006 were $1,443,289 compared to $1,397,635 for the three months ended December 31, 2005. The increase of $45,654 can primarily be attributed to the NDSU restaurant opening in August of 2006. The Company’s Contract Manufacturing cost of goods sold of the thirteen weeks ended December 31, 2006 was $283,767 compared to $453,388 for the three months ended December 31, 2005. The $169,621 decrease in costs of goods sold is the result of the 48% decrease in revenues the Contract Manufacturing business experienced in the thirteen weeks ended December 31, 2006 as compared to the three months ended December 31, 2005.

Salaries and benefits for the thirteen weeks ended December 31, 2006 were $173,327 compared to $0 for the three months ended December 31, 2005. These salaries and benefits reflect the cost of labor and benefits in our STEN Financial business segment. The salaries and benefits included $132,756 in our consumer lending operations and $40,571 in our Colfax Financial business for the thirteen weeks ended December 31, 2006.

Occupancy and operating expenses for the thirteen weeks ended December 31, 2006 was $183,563 compared to $0 for the three months ended December 31, 2005. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. Currently the Company has five locations, two in Arizona and three in Utah, in this business segment. Occupancy and operating expenses were $163,118 in our consumer lending operations and $20,445 in our Colfax Financial business for the thirteen weeks ended December 31, 2006.

Depreciation for the thirteen weeks ended December 31, 2006 was $43,797 compared to $0 for the three months ended December 31, 2005. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $22,674 for our consumer lending operations and $21,123 in our Colfax Financial operation for the thirteen weeks ended December 31, 2006.

Selling, general and administrative expenses for the thirteen weeks ended December 31, 2006 increased $98,195 to $393,354 from $295,159 during the quarter ended December 31, 2005. This 33.3% increase can be attributed to an increase of $11,820 relating to STEN Financial start-up expenses, an increase of $24,414 in Burger Time expenses related to the hiring of additional management, an increase of $25,883 in corporate expenses related to higher accounting and legal expenses and $36,078 ($0.02 per share) related to the allocation of stock based compensation.

Liquidity and Capital Resources

On November 14, 2006, our Colfax Financial Corporation subsidiary entered into a consulting and non-compete agreement with Flash Motors, Inc. Under the agreement, Colfax paid Flash Motors a consulting fee of $1.4 million which includes a customer data base and existing dealer-partner relationships with a fair value of $700,000 at the date of purchase. The fee was paid in the form of two promissory notes entered into on November 14, 2006; one in the principal amount of $400,000 bearing interest at 20 percent annum due November 14, 2011 or on demand with 30 days notice and the second promissory note in the amount of $1 million, due 60 months from the date it was entered into or on demand with 30 days notice at any time after November 14, 2008 and bearing interest at 10 percent per annum. Both notes are unsecured and interest is paid monthly in arrears.

During the thirteen weeks ended December 31, 2006 the Company borrowed $750,000 using its available line of credit provided by Citizens Independent Bank.

In January of 2006, we used the proceeds from the sale of our Ham Lake property to repay in full the mortgage and we purchased our leased property in Jacksonville, Texas.

On November 15, 2005, we entered into a subscription agreement with two private investors for the sale of 222,222 shares of our common stock to each investor for cash consideration of $4.50 per share. The closing dates for the agreements were November 25, 2005 and November 30, 2005. At the closing, each investor delivered the purchase price of $999,999 for the 222,222 shares issued. A portion of the proceeds were used to fund the advances to PayCenters/Site Equities.

We have typically financed our operations through internal working capital and a bank line of credit. On May 10, 2005, we completed a mortgage agreement for several of our owned Burger Time properties for the total loan amount of $2,055,000 million. We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and bank line of credit. However, our auto finance business conducted through Colfax Financial will require significant capital to continue to grow. Since we began conducting this business, we have relied upon receivable-based borrowings to support the growth of this business. If such borrowings were not available to the Company and if the Company is unable to otherwise adequately fund the Colfax Financial business, the growth of this business, and of the Company, could be restricted. As of December 31, 2006, we had working capital of $1,800,924 as compared to $3,903,226 at October 1, 2006, and long-term debt of $2,830,998 at December 31, 2006 compared to $1,855,001 at October 1, 2006. As of December 31, 2006, we had $485,166 in cash and cash equivalents as compared to $3,171,594 at October 31, 2006. The $2,102,302 decrease in working capital at December 31, 2006 compared to October 1, 2006 was primarily the result of establishing our STEN Financial business. The Company, through STEN Financial, used cash and purchased certain assets from Colfax Financial for $462,987, certain assets from National Financial Services, LLC for $600,000 and certain assets from Dimah Financial for $200,000. The Company also used cash to repurchase stock for $167,186 and to purchase other fixed assets of $100,966.

During the first quarter of fiscal 2006, the Company advanced $1,000,000 to Site Equities in the form of a note receivable. During the third quarter of fiscal 2006 Site Equities did not meet the conditions for further advances under the note; therefore, we recorded an impairment and reserve for the amounts advanced to Site Equities.

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

In our lending businesses, including our vehicle loan business and our short-term consumer and deferred presentment loans, we expect that net receivable balances will grow significantly in the foreseeable future. We expect that given our relatively early-stage involvement in these businesses that growth in the financial business will require significant additional capital to maintain the targeted growth rates.

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

(a) Revenue Recognition – We recognize revenue from the operations of our payday lending business in STEN Financial using the cash basis method, with interest income payments being recognized as income of the cash amount actually received.

In our auto financing business in STEN Financial, the dealer-partners are charged a fee of 2% per month or for any fraction thereof to finance vehicle inventory or floorplan a vehicle, interest is recognized monthly based on the number of days a vehicle remains on the floorplan, resulting in an annualized charge of slightly more than 24% per annum. Interest on notes receivable associated with the consumer auto loans or vehicle installment notes is recognized as income based on the outstanding monthly balance and is generally at 29% per annum.  Should floorplan receivables, or note receivables be determined to be impaired, the recognition of income would be suspended and a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows would be recorded. Under our current arrangements with the dealer-partner in the event of default, the dealer-partner is required to pay the remaining principal amount of the contract and the vehicle collateral is assigned to the dealer for foreclosure and repossession.

For our Contract Manufacturing and our Burger Time business segments, we recognize revenue in accordance with Staff Accounting bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 required revenue to be recognized when all of the following are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectability is reasonable assured. We record sales revenue for the Contract Manufacturing business segment at the time all merchandise is shipped, contractual obligations have been substantially met and title and risk of loss have passed to the customer. We recognize revenue from the Burger Time business segment at the time the food is served.

(b) Allowance for Uncollectible Accounts Receivable - Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of the customer. Future changes in the financial condition of a customer may require an adjustment to the allowance for uncollectible accounts receivable. For the STEN Financial business, loans receivable over thirty days are considered past due. The Company does not accrue interest on past due loans receivable. Loans are written off only after all collection attempts have failed and are based on individual credit evaluations and specific circumstances of the customer. We record a loan receivable for the amount loaned to the customer. The fee charged by the Company, which varies for each loan, in not recorded until the cash is collected. In the Company’s dealer-partner loans receivable we record no reserve for doubtful accounts because full recourse goes back to the dealer-partner.

(c) Inventories and Related Allowance for Obsolete and Excess Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market value and have been reduced by an allowance for obsolete and excess inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

(d) Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe no impairment charges need to be recorded as of December 31, 2006. Certain assumptions and estimates are employed by management in determining the fair value of assets acquired, including goodwill and other intangible assets, and in determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry. Actual results could differ from these assumptions and projections resulting in us revising our assumptions and, if required, recognizing an impairment loss.

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report, on Form 10-QSB, Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Form 10-QSB, constitute “forward-looking statements” which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. When use the words “believes”, “expects,” “anticipates,” “plans,” or “intends,” or similar expressions, to indicate such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include the factors identified in our Annual Report on Form 10-KSB for the year ended October 1, 2006  and the factors noted described in this Quarterly Report on Form 10-QSB at Part II, Item 5. “Other Information” under the heading “Risks Related to Our Auto Finance Business,” as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

Item 3.  Controls and Procedures

(a) Disclosure Controls and Procedures. The Company’s Chief Executive Officer, Kenneth W. Brimmer, and Chief Financial Officer, Mark F. Buckrey, have evaluated the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, they have concluded that these controls and procedures are effective.

(b) Internal Control Over Financing Reporting. There have been no changes in internal control financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting except as described below.

We continue to review and develop the internal controls over financial reporting for our recently initiated STEN Financial businesses, given the relatively new nature of these businesses and the fact that some portion of each of the business conducted by STEN Financial and its subsidiaries was acquired from companies that were not obligated to establish internal controls over financial reporting comparable to a publicly-held company like ours. While we believe the controls currently in place are adequate to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles, we expect to enhance and formalize the internal control over financial reporting in future periods.

We are in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002. The Securities and Exchange Commission recently adopted rules that delay our schedule for compliance with Section 404 until our first fiscal year ending on or after December 15, 2007. The regulatory agencies are continuing to study the issues surrounding compliance, particularly as it relates to smaller public companies. We have done due diligence to understand the requirements and corresponding work necessary to successfully document our system of internal controls to the standards and satisfaction of third parties. The potential cost of compliance with Section 404 to our shareholders in relation to the benefits, may be significant. In considering our compliance efforts, we believe that these additional costs and expenses will confirm the existence of an effective and functioning control system.

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

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its equity securities in the quarter covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Oct 1 – Oct 31, 2006	24,890	$ 4.21	24,890	175,110
Nov 1 – Nov 30, 2006	12,860	$ 4.85	37,750	162,250
Dec 1 – Dec 31, 2006	0	$ 0	0	162,250
Total	37,750	$ 4.43	37,750	162,250

(1)

On November 8, 2004, the Company announced that its board of directors had approved a stock repurchase program authorizing the Company to repurchase up to 175,000 shares of the Company’s common stock from time to time in open market transactions or in privately negotiated transactions. On September 29, 2006 our Board of Directors authorized a repurchase program in the amount of 200,000 shares that replaced a repurchase program originally adopted in November 2004.

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters To A Vote of Security Holders

None.

Item 5.

Other Information

Description of Recent Indebtedness

On January 2, 2007, Colfax Financial Corporation and a private lender entered into a promissory note in the amount of $400,000 with interest at a rate equal to 15.875% per annum. The principal portion of this note is payable on demand upon 10 days’ written notice to Colfax Financial. Interest only shall be payable monthly, in arrears. Colfax

Financial’s indebtedness to this private lender under the promissory note is guaranteed by a portion of Colfax Financial Corporation’s dealer floorplan receivables equaling the amount of the promissory note.

In January 2006, STEN Corporation entered into a loan agreement with Citizens Independent Bank for a $750,000 line of credit. The line of credit is subject to a defined borrowing base. Amounts outstanding bear interest at prime plus 0.5% (8.75% at both December 31, 2006 and October 1, 2006). The line of credit is collateralized by substantially all of our assets, as well as a pledge of the stock of Burger Time Acquisition Corporation held by STEN Corporation. On January 8, 2007, the loan agreement with Citizens Bank was amended to extend the maturity of the note to April 1, 2007. At December 31, 2006 the Company had borrowings of $750,000 under this agreement.  The foregoing description of Citizens Independent Bank arrangement does not purport to be complete and is qualified in its entirety by reference to the agreements constituting such arrangement, which are filed as Exhibits 10.1 through 10.5 hereto, and are incorporated by reference herein.

On January 11, 2007, Colfax Financial Corporation and Crown Bank entered into a promissory note in the amount of $750,000. The term of the note is for six months, expiring July 11, 2007, and has an interest rate bearing 9.250% per annum. Colfax Financial’s indebtedness to Crown Bank under the promissory note is collateralized by substantially all of its assets and certain assets of STEN Corporation, as well as guaranties by Mr. Kenneth W. Brimmer, the Company’s Chief Executive Officer and director, and Mr. Gary Copperud, a director of the Company.

On January 24, 2007, Colfax Financial Corporation and a private lender entered into a promissory note in the amount of $100,000 with interest at a rate equal to 16.00% per annum. The amount of $104,000 is due and payable April 24, 2007. The Company’s indebtedness to this private lender under the promissory note is unsecured and unconditionally guaranteed by STEN Corporation.

Sabes Financing

On February 13, 2007, Colfax Financial Corporation (“Colfax Financial”) and the Company entered into a Credit Agreement (the “Credit Agreement”) with R.W. Sabes Investment, LLC (“Sabes”) under which Sabes will loan up to $3,000,000 to Colfax Financial, subject to a defined borrowing base of Colfax Financial assets. Also on February 13, 2007, Colfax Financial made an initial draw of $1,845,845 under the Credit Agreement. Amounts borrowed under the Credit Agreement are evidenced by a Secured Convertible Promissory Note (the “Note”) that bears interest at a rate of 15% per annum and is due August 12, 2009. Principal and interest under the Note is convertible, at the option of the holder, into shares of the Company’s common stock at a rate of one share for each $8.20 converted. In connection with the Credit Agreement, Colfax Financial granted Sabes a security interest in substantially all of its assets, except for certain dealer floorplan notes, by a Security Agreement dated February 13, 2007 (the “Security Agreement”). By a Parent Guaranty dated February 13, 2007 (the “Guaranty”), the Company guaranteed Colfax Financial’s obligations to Sabes under the Credit Agreement, with the obligations of the Guaranty secured by a security interest in substantially all of the Company’s assets. The Company’s security interest, given by a Security Agreement dated February 13, 2007 (the “Parent Security Agreement”), and the Company’s obligations under the Parent Guaranty are subordinate to the security interest and obligations of the Company to Citizens Independent Bank.

As additional consideration for the Credit Agreement transactions, the Company issued to Sabes a redeemable warrant to purchase 219,900 shares of the Company’s common stock at an exercise price of $4.50 per share (the “Warrant”). The Warrant may be exercised by the holder at any time prior to March 1, 2012. The shares of common stock underlying the Warrant may be redeemed by the Company in three separate tranches if the closing sales price of the Company’s common stock exceeds $6.00 per share for at least thirty consecutive trading days, among other conditions.

The Company and Sabes also entered into a Registration Rights Agreement dated February 13, 2007 (the “Registration Rights Agreement”) pursuant to which the Company granted Sabes certain registration rights, including unlimited demand registrations, with respect to the shares of common stock issuable upon proper conversion of the Note and proper exercise of the Warrant, subject to certain customary conditions and covenants.

Based on the manner of sale and representations of Sabes, including a representation as to its status as an accredited investor within the meaning of Rule 501 of Regulation D, the Company believes that the issuances of securities to Sabes in connection with the Credit Agreement were private placements not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, pursuant to Regulation D thereof, and were, therefore, exempt from the registration requirements thereof.

The foregoing summaries of the Credit Agreement, the Note, the Security Agreement, the Guaranty, the Parent Security Agreement, the Warrant and the Registration Rights Agreement are not complete and are qualified in their entirety by the respective copies of the foregoing, each of which is filed as an exhibit to this Form 10-QSB and incorporated herein by reference.

Risks Related to Our Auto Finance Business

Because our automobile finance business is a new business activity for us, we have identified additional risks and uncertainties relating to this business in addition to those risks and uncertainties that may affect the results of operations and financial condition of STEN Corporation and its other businesses identified in the STEN Corporation Annual Report on Form 10-KSB for the year ended October 1, 2006. If any of the following risks actually occur, our results of operations, cash flows and the market price of our common stock could be negatively impacted. Although we believe that we have identified and discussed below the key risk factors affecting our automobile finance business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition.

We have limited experience in the automobile finance business that may result in our failure to operate our automobile finance business profitably.

We have only recently entered into the automobile finance business. Although we have retained the services of a consultant, Harry March, with industry experience, our lack of experience in administering a portfolio of sub-prime automobile loans and a dealer inventory financing program could result in our failure to manage our business profitably, significant losses or failure of our automobile finance business.

The future growth of our automobile finance business depends significantly on the availability of capital resources and if such capital is not timely available to us or terms acceptable to us, our business may suffer.

Our auto finance business requires substantial cash to support entering into loans, the financing of inventory, and other cash requirements, in addition to debt service. To the extent that increases in the volume of loans provide income, a substantial portion of such income is received by us in cash over the life of the loans. The cash requirements of our automobile finance business is capital intensive and has required and will require cash flow outlays that are disproportionate to current income generated by the cash flows. In order to expand our loan programs with our dealer-partners, we may require additional capital in the future to fund installment notes and dealer floor plan financing. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.  Further, if we are unable to meet the needs of our dealer-partners for consumer financing or dealer floor-plan financing, our dealer-partners may lose confidence in our ability to service this aspect of their business and may seek alternative sources for such programs. Factors which could affect our access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions, the perception in the capital markets of our business, results of operations, leverage, financial condition and business prospects, and the performance of our automobile finance business.

Our automobile finance business would be harmed if we cannot maintain and expand relationships with independent dealers.

We enter into automobile contracts primarily through recourse relationships with two automobile dealer-partners and recently have developed a dealer-partnership with a third dealer. Many of our competitors have long-standing relationships with used automobile dealers and may offer dealers or their customers other forms of more attractive or favorable financing that we currently do not provide. If we are unsuccessful in maintaining and expanding our relationships with dealers, we may be unable to purchase contracts in volume and on the terms that we anticipate and consequently our automobile finance business would be materially and adversely affected.

We currently depend upon a limited number of dealer-partners for our automobile finance business and our ability to attract additional dealer-partners may be limited.

We currently have dealer-partner agreements with three automobile dealers and our largest dealer accounts for approximately 47.5% of our automobile finance receivables. The failure of any one of our dealer-partners to continue to do business with us or to materially reduce the amount of business it does with us would have a material adverse effect on our business. Because the dealer-partner agreements do not obligate a dealer to provide customer financing through Colfax Financial or use our dealer-financing programs on an exclusive basis or for any particular period of time, our dealer-partners could cease using Colfax Financial for their financing at any time and for any reason.  In addition, the Company’s dealer-partner program may be difficult to develop with new dealers in its current form if these dealers determine that alternative programs are more attractive.

Because we loan money to borrowers with impaired credit or limited credit histories, we may have a higher risk of delinquency and default.

Substantially all of our automobile contracts involve loans made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than are permitted by traditional lenders and we also enter into loans with higher loan-to-collateral value than most other lenders in the auto-financing business. Loans may be made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally have a higher risk of delinquency, default and repossession, and higher losses than loans made to borrowers with better credit profiles. Delinquency may interrupt the flow of projected interest income from a loan, and default could eventually lead to credit losses.

The dealer floor plan program we offer exposes us to losses that are generally greater than similar types of inventory financing.

A dealer floor plan program involves the basic risks inherent in inventory financing, such as the risk that the dealer’s cost of holding the inventory may result in a loss on the ultimate sale of the inventory and make it more difficult for the dealer to repay the amount borrowed for the inventory financing. However, because of our inability to exercise full control over the floored items of inventory, our exposure to loss is generally greater than in other similar types of financing. Further, most dealers have minimal capital bases relative to debt. As a result, if the value of the collateral at the time of the loan to the dealer-partner or subsequently is less than the amount financed, we may face greater risk that any delinquency will not be covered by the collateral and losses.

The automobile finance business is highly competitive.

The automobile finance market is highly fragmented and is served by a variety of companies. The most significant competition in our segment comes from “buy here, pay here” dealerships where the dealer finances the consumer’s purchase and services the consumer loan themselves. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger and have greater financial resources than are available to the Company, and many have long-standing relationships with automobile dealerships. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers. In seeking to establish Colfax Financial as one of the principal financing sources of our dealer-partners, we intend to compete predominately on the basis of service and strong dealer relationships, and by offering the dealer-partners a high level of assurance that their customers will qualify for financing, removing on barrier to the dealer-partners’ completion of the sale. While we are only aware of a few companies that offer a credit approval program similar to ours, there is potential that significant direct competition could emerge and that we may be unable to compete successfully.

Our ability to maintain and grow the automobile finance business is dependent on the ability to continue to access funding sources and obtain capital on favorable terms.

We depend on borrowings under our credit facilities, loans, and various other financing alternatives available, in addition to cash flow generated by operations, to fund advances to dealer-partners and for the payment of dealer holdbacks. As of December 31, 2006, we have outstanding liabilities of $5,393,746. Our line of credit with Citizen’s Independent Bank matures on April 1, 2007. In addition, our note to Flash Motors for $400,000 is due November 14, 2011 or on demand with 30 days notice and our note to Flash Motors for $1,000,000 is due 60 months from the date it was entered into or on demand with 30 days notice at any time after November 14, 2008. There can be no assurance that new or additional financing can be obtained, or that it will be available on acceptable terms. If financing alternatives were to become limited or unavailable, we would have to limit our automobile finance activity and our operations could be materially adversely affected.

We may not be able to generate sufficient cash flow to service our outstanding debt and fund operations.

We currently have substantial outstanding indebtedness and to fund the growth of our business we may incur significant amounts of additional debt. The ability to make payment of principal or interest on indebtedness will depend in part on our future operating performance, which to a certain extent is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate sufficient cash flow in the future to service our debt, we may be required to refinance all or a portion of our existing debt or obtain additional financing. There can be no assurance that any such refinancing will be possible or that any additional financing can be obtained on satisfactory terms.

The finance industry is highly regulated by federal, state and local laws.

Our business is subject to various laws and regulations which require licensing and qualification; interest rate limits, fees and other charges associated with loans require specified disclosures to consumers and define the rights to repossess and sell collateral. Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on us by, among other things, limiting the jurisdictions in which we may operate, restricting the ability to realize the value of the collateral securing the loans, making it more costly or burdensome to do business, or resulting in potential liability. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on us.

Adverse economic conditions, particularly in Arizona, could adversely affect our auto finance business.

Our auto finance business is affected by changes in general economic conditions, including changes in employment rates, prevailing interest rates and real wages. Because our existing dealer-partners are located in the Phoenix, Arizona area and a majority of the consumers to whom we lend are located in the Phoenix metropolitan area, our auto finance business will be particularly affected by changes in economic conditions in Phoenix or the surrounding area or in Arizona. During periods of economic slowdown or recessions, we may experience a decrease in demand for loans, an increase in our costs, a decline in collateral values or an increase in delinquencies and defaults, including failure of a dealer-partner. A decline in collateral value and an increase in delinquencies and defaults increase the possibility of losses. Any sustained period of increased delinquencies, defaults, losses, or dealer-partner failures would materially and adversely affect our financial condition, results of operations and business prospects.

Our business is subject to seasonality that may cause our quarterly operating results to fluctuate materially.

Our automobile finance business is seasonal in nature with demand generally higher in our existing market during the first quarter of the calendar year, which corresponds with the second quarter of each of our fiscal years. Therefore, we expect that we will typically experience periods of increased revenues during the second quarter. Additionally, because demand for financing products is tied to the demand for used automobiles, our revenues will be adversely affected by a decrease in demand for used automobiles. However, because the timing of demand for used automobiles and the strength of the demand is difficult to anticipate, we cannot estimate the fluctuation of our sales from quarter to quarter in a fiscal year or the impact of such demand from year to year.

Fluctuations in interest rates could adversely affect our net interest income and the profitability of our lending activities.

Our results of operations depend to a large extent upon our net interest income, which is the difference between interest received by us on the automobile installment contracts and the interest payable under the sources of funds we use to finance the installment contracts.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control. Several factors affect our ability to manage interest rate risk, such as the fact that automobile contracts are entered into at fixed interest rates, while amounts borrowed under our credit facilities may bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. In addition, the interest rates charged on the automobile installment contracts are limited by statutory maximums, which restrict our ability to ensure we receive a stable net interest income on the installment contracts. Therefore, we cannot predict the profitability of our lending activities.

Potential legislative initiatives and future regulatory requirements could affect our automobile lending business.

The consumer lending industry, and in particular, the sub-prime lending industry, has historically been the subject of considerable societal and political attention focusing on concern over predatory or deceptive lending practices, reduction in availability of prime lending for these consumers, violations of equal opportunity lending laws, and racial targeting by lenders from time to time. Legislation has been introduced in some states to create or reduce the maximum interest rate allowed by law and to require additional lending disclosures. While it is not possible to determine what legislation might be adopted, federal and state regulations regarding consumer lending are subject to future change. We cannot predict the impact, if any, these changes might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could adversely affect our business.  These changes also could, for example, limit the types of loan products we offer, or increase our liability, or increase our cost to offer such services. These changes may relax some requirements, which could prove beneficial to our competitors and thus adversely affect our business.  We cannot assure you that future legislation and regulation will not adversely affect our business, financial condition and results of operations.

Defaults by consumers on their automobile loans and the resulting repossessions of their vehicles may expose us to risk of increased default by our dealer-partners who guaranty the consumer installment notes, potential disputes, and liability.

In the case of default under the consumer installment notes, the responsibility for repossessing the vehicle is assigned to our dealer-partner. The rate of default and repossessions varies from dealer to dealer, however, we estimate the historic rate to be in excess of 20% of all contracts entered into. Although our dealer-partner is responsible for making the repossessions, a consumer may claim that we are vicariously responsible for wrongful actions of the dealer-partner in performing the repossession. Because of the possibility of legal claims arising from defaults and repossessions, we may become involved in legal disputes with consumers or dealer-partners. Our agreement with the dealer-partner provides that the full amount of the consumer’s installment note contract is with full recourse to the dealer meaning that the dealer must satisfy any remaining loan balance in the event of default. However, the high percentage of defaults by consumers could make it more difficult for dealer-partners to be able to satisfy their obligation to us, especially if the dealer-partner is not able to resell a repossessed vehicle and obtain at least the amount of the outstanding loan balance. Defaults by consumers and repossessions by dealer-partners may increase claims against us and the rate of defaults by dealer-partners, either of which will adversely affect our business, financial condition and results of operations.

Negative public opinion could damage our reputation and adversely impact our earnings.

Reputation risk, or the risk to our business, earnings and capital from negative public opinion, is inherent in our business. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, and from actions taken by government regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep and attract dealer-partners, loan customers, and employees and can expose us to litigation and regulatory action. Although we take steps to minimize reputation risk in dealing with our dealer-partners, customers and communities, we believe that reputation risk will always be present in the automobile loan business, especially the sub-prime automobile lending business. Our inability to control the public’s perception of our automobile loan business could have a material adverse effect on our financial condition.

Item 6.  Exhibits

(a)

Exhibits:

Exhibit No.

Description

10.1

Business Loan Agreement (Asset Based) dated as of January 18, 2006 (Loan No. 4020716) by and between STEN Corporation and Citizens Independent Bank.

10.2

Promissory Note dated January 18, 2006 by STEN Corporation as Borrower and Citizens Independent Bank as Lender in Principal Amount of $750,000.

10.3

Commercial Security Agreement dated January 18, 2006 by and between STEN Corporation and Citizens Independent Bank.

10.4

Commercial Pledge Agreement dated January 18, 2006 by and between STEN Corporation and Citizens Independent Bank.

10.5

Commercial Loan/Note Amendment Agreement dated January 8, 2007 by and between STEN Corporation and Citizens Independent Bank.

10.6

Credit Agreement dated February 13, 2007 among Colfax Financial Corporation, STEN Corporation and R.W. Sabes Investment, LLC.

10.7

Secured Convertible Promissory Note dated February 13, 2007 in principal amount of up to $3,000,000 by Colfax Financial Corporation as maker, R.W. Sabes Investment, LLC as holder and STEN Corporation as to the conversion feature.

10.8

Security Agreement dated February 13, 2007 by Colfax Financial Corporation in favor of R.W. Sabes Investment, LLC.

10.9

Parent Guaranty dated as of February 13, 2007 by STEN Corporation in favor of R. W. Sabes Investment, LLC.

10.10

Security Agreement by STEN Corporation in favor of R. W. Sabes Investment, LLC dated February 13, 2007.

10.11

Warrant to purchase 219,900 shares of Common Stock dated February 13, 2007 issued by STEN Corporation to R.W. Sabes Investment, LLC.

10.12

Registration Rights Agreement dated February 13, 2007 by and between STEN Corporation and R.W. Sabes Investment, LLC.

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

STEN CORPORATION
Date: February 14, 2007	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: February 14, 2007	By: /s/ Mark F. Buckrey Mark F. Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)