Form 10QSB
period 2007-04-01
STEN CORP
filed 2007-05-15
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended April 1, 2007

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

☐   YES      ☒   NO

At April 30, 2007 1,991,017 shares of the issuer’s Common Stock were outstanding.

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at April 1, 2007 (unaudited) and October 1,
2006 (audited)

Consolidated Statements of Operations for the Thirteen and Twenty-six Weeks Ended April 1, 2007 and
For the Quarter and Six Months Ended March 31, 2006 (unaudited)

Consolidated Statements of Cash Flows for the Twenty-six Weeks Ended April 1, 2007 and
For the Six Months Ended March 31, 2006 (unaudited)

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

SIGNATURES

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	April 1, 2007 (unaudited)	October 1, 2006 (audited)
CURRENT ASSETS
Cash and cash equivalents	$1,456,787	$3,171,594
Accounts receivable, net	285,139	332,271
Current portion of loans receivable	2,913,941	73,288
Inventories	816,425	604,484
Income tax receivable	48,562	189,500
Deferred income taxes	49,000	24,000
Current portion of note receivable	108,000	108,000
Other current assets	424,301	109,674
Total Current Assets	6,102,155	4,612,811
PROPERTY AND EQUIPMENT, NET	4,586,708	4,378,540
OTHER ASSETS
Intangible assets, net	1,966,260	254,981
Note receivable, net of current portion	520,000	574,000
Loan receivable, net of current portion	1,928,218	0
Prepaid mortgage costs	102,974	87,320
Deferred income taxes	415,300	73,000
Net cash surrender value of life insurance	35,046	35,046
Total Other Assets	4,967,798	1,024,347
TOTAL ASSETS	$15,656,661	$10,015,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit, bank	$750,000	$0
Current portion of long-term debt	1,336,204	92,361
Accounts payable	300,768	245,009
Accrued payroll and related taxes	333,111	222,761
Other accrued expenses	41,809	97,319
Deferred revenue	192,104	10,628
Liabilities of discontinued businesses	63,606	76,553
Total Current Liabilities	3,017,602	744,631
LONG-TERM LIABILITIES
Long-term dealer reserves payable	681,108	0
Long-term debt, net of current portion	5,030,394	1,855,001
Total Liabilities	8,729,104	2,599,632
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	19,910	20,189
authorized, 5,000,000 undesignated shares authorized, 1,991,017 and 2,047,414 common shares issued and 1,991,017 and 2,018,957 outstanding
Additional paid-in capital	4,694,059	4,564,325
Retained earnings	2,213,588	2,831,552
Total Stockholders’ Equity	6,927,557	7,416,066
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,656,661	$10,015,698

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the thirteen weeks ended April 1, 2007	For the three months ended March 31, 2006	For the twenty-six weeks ended April 1, 2007	For the six months ended March 31, 2006
REVENUES
Revenues related to Burger Time and contract manufacturing, net	$1,860,886	$2,104,092	$3,683,933	$4,127,820
Finance charges related to STEN Financial, net of loan losses and adjustments of $58,819 for thirteen weeks
and $92,520 for twenty-six weeks ended April 1, 2007	533,512	0	860,416	0
TOTAL REVENUES	2,394,398	2,104,092	4,544,349	4,127,820

COST AND EXPENSES
Costs of goods sold related to Burger Time and contract manufacturing	2,127,201	2,098,425	3,854,257	4,074,475
Expenses related to STEN Financial
Cost of autos sold	62,300	0	62,300	0
Salaries and benefits	282,978	0	456,305	0
Occupancy expenses	176,845	0	360,408	0
Depreciation and amortization	106,834	0	150,631	0
Cost of capital	63,514	0	63,514	0
Selling, general and administrative	61,741	218,719	455,094	388,851
TOTAL COST AND EXPENSES	2,881,413	2,317,144	5,402,509	4,463,326

Loss from Continuing Operations	(487,015)	(213,052)	(858,160)	(335,506)
OTHER EXPENSE
Interest income	20,828	53,561	47,105	104,740
Interest expense	(109,289)	(32,930)	(174,209)	(66,192)
Net Other Income (Expense)	(88,461)	20,631	(127,104)	38,548

Loss from Continuing Operations Before Income Taxes	(575,476)	(192,421)	(985,264)	(296,958)

BENEFIT FOR INCOME TAXES	(214,100)	(67,250)	(367,300)	(103,750)
NET LOSS FROM CONTINUING OPERATIONS	(361,376)	(125,171)	(617,964)	(193,208)
Income from Discontinued Operations	0	628,110	0	628,110
Provision for income taxes from Discontinued Operations	0	219,838	0	219,838
Net income from discontinued operations	0	408,272	0	408,272
NET INCOME (LOSS)	$(361,376)	$283,101	$(617,964)	$215,064

NET INCOME (LOSS) PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.18)	$(0.06)	$(0.31)	$(0.10)
Diluted	$(0.18)	$(0.06)	$(0.31)	$(0.09)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$0.00	$0.19	$0.00	$0.20
Diluted	$0.00	$0.19	$0.00	$0.20
NET INCOME (LOSS) PER SHARE:
Basic	$(0.18)	$0.13	$(0.31)	$0.11
Diluted	$(0.18)	$0.13	$(0.31)	$0.10
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	1,987,066	2,121,652	1,988,982	2,012,527
Diluted	1,987,066	2,177,664	1,988,982	2,065,034

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the twenty-six weeks ended April 1, 2007	For the six months ended March 31, 2006
Cash flows from operation activities:
Net income (loss)	$ (617,964)	$ 215,064
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	384,237	233,134
Stock based compensation	82,400	0
Amortization of original issue discount	10,940	0
Deferred income taxes	(367,300)	219,838
Changes in certain assets and liabilities:
Accounts receivable, net	47,132	(40,841)
Income tax receivable	140,938
Loans receivable, net	(4,050,570)	0
Inventories, net	(206,821)	13,003
Other current assets	(314,627)	(40,944)
Other assets	0	(23,057)
Accounts payable	55,759	(70,023)
Accrued payroll and related taxes	110,350	(77,868)
Accrued income taxes	0	(266,160)
Other accrued expenses	(68,457)	(88,066)
Deferred revenue	129,715	0
Dealer reserve payable	533,614	0
Net Cash flows from operating activities-continuing operations	(4,130,654)	74,080
Net cash used in discontinued operations	0	(269,903)
Gain on sale of assets of discontinued business held for sale	0	(628,110)
Net Cash flows from operating activities-discontinued operations	0	(898,013)
Net Cash flows from operating activities	(4,130,654)	(823,933)

Cash flows from investing activities:
Investment in certificate of deposit, net of gain on investments	0	(17,397)
Purchase of Moneyworldlending	(200,000)	0
Purchase of Cash Advance-Utah, net of cash received of $30,000	(570,000)	0
Purchase of assets related to vehicle finance business	(462,987)	0
Purchase of property and equipment	(192,645)	(784,276)
Purchase of intangibles	(2,218)	0
Payments received on notes receivable	54,000	172,050
Decrease in loans on cash surrender value of life insurance	0	11,703
Net Cash flows from investing activities-continuing operations	(1,373,850)	(617,920)
Investment in discontinued operations	0	(1,056,062)
Proceeds from sale of Ham Lake Property	0	1,600,000
Net Cash flows from investing activities-discontinued operations	0	543,938
Net Cash flows from investing activities	(1,373,850)	(73,982)

Cash flows from financing activities:
Advance on line of credit, bank	750,000	0
Proceeds from long-term debt	3,145,845	0
Payments on long-term debt	(846,549)	(809,342)
Proceeds from mortgages on two properties	884,000	0
Prepaid financing costs	(15,654)	0
Repurchase of common shares	(167,186)	(305,172)
Proceeds from exercise of warrants	39,241	0
Proceeds from sale of common stock	0	1,999,998
Net Cash flows from financing activities	3,789,697	885,484

Net decrease in cash and cash equivalents	(1,714,807)	(12,431)

Cash and cash equivalents - beginning of period	3,171,594	2,648,044
Cash and cash equivalents - end of period	$ 1,456,787	$ 2,635,613

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows continues on the following page

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

continued

	For the twenty-six weeks ended April 1, 2007	For the six months ended March 31, 2006

Supplemental cash flow information:
Cash paid for interest	$ 174,209	$ 66,192

Non-cash investing and financing activities:
Purchase of certain assets and assumed liabilities with
Moneyworldlending acquisition:
Loans receivable	41,998	0
Intangibles	186,351	0
Deferred revenue	28,349	0
Purchase of certain assets and assumed liabilities with
Cash Advance-Utah acquisition:
Loans receivable	165,822	0
Inventories	5,120	0
Property and equipment	182,470	0
Intangibles	240,000	0
Deferred revenue	23,412	0
Purchase of certain assets and assumed liabilities with
Colfax Financial acquisition:
Loans receivable	510,481	0
Property and equipment	100,000	0
Dealer reserves payable	147,494	0
Warrants issued in connection with debt	175,000	0
Acquisition of customer list and non-solicitation agreement through promissory note	1,400,000	0

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2007 and March 31, 2006

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

In 2006, we changed our fiscal year end from September 30 to the Sunday closest (before or after) to September 30 (a fifty-two or fifty-three week year). We also changed the quarterly periods within the new fiscal year so that each quarter will consist of thirteen weeks of two four-week periods followed by one five-week period. The current period represents the thirteen week and twenty-six week period ended April 1, 2007, and our 2007 fifty-two week fiscal year will end on Sunday, September 30, 2007. The effect on comparisons with prior period calendar quarters is insignificant.

Effective March 20, 2007, the Company changed the name one of its indirect wholly-owned subsidiaries from Colfax Financial Corporation to STEN Credit Corporation. Also, in February 2007, the Company, through STEN Financial Corporation, formed a new wholly owned subsidiary called EasyDrive Cars and Credit Corporation which operates in the “Buy Here/Pay Here” retail used auto selling business.

In preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Discontinued Operations – On January 11, 2006 we sold the former Medical Products Group building in Ham Lake, Minnesota that formerly was our corporate headquarters. In the year ended October 1, 2006, we recorded an impairment of $1,082,671 to discontinued operations relating to advances to Site Equities International, Inc. (“Site Equities”). During the fourth quarter of 2006, we took possession of the Site Equities property and by October 1, 2006, after completing an analysis of the PayCenters business, we concluded to discontinue the business. Therefore the impairment of the Note Receivable of $1,062,671 and expenses incurred of $20,000 were classified as discontinued operations. In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of the Medical Products Group, the Emergency Oxygen Service Business, the sale of the property and the charges related to Site Equities. All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations. Liabilities of discontinued operations at April 1, 2007 and October 1, 2006 were $63,606 and $76,553, respectively.

Auto Finance Subsidiary – We expect to devote our resources to developing our automobile finance business. Our auto finance business is conducted through our indirect wholly-owned subsidiary, STEN Credit Corporation (“STEN Credit” or “Auto Finance Subsidiary”). Through STEN Credit, we are engaged in providing auto loans to consumers regardless of credit history. Our loans are offered through a limited number of “dealer-partners” who benefit by selling vehicles to consumers who otherwise could not obtain financing. We currently offer our loans through three dealer-partners in the Phoenix, Arizona area. The contracts entered into with consumers are installment receivable contracts with full-recourse to dealer-partners. The dealer-partners are paid approximately 68% of the principal contract value at the time we enter into the installment sales contract with the customer. The dealer-partner assumes responsibility for repossessing the vehicle in the event of a contract default. We are generally reimbursed the remaining value of the contract at the time of default and foreclosure. The dealer-partners also maintain a “reserve account” or “hold-back” with STEN Credit as an additional level of collateral for the recourse guarantee equal to approximately 25% of the outstanding installment note receivable balance which is described as long-term dealer reserve payable on the consolidated balance sheet of STEN. The dealer-partner reserve account, or hold-back, is only payable to the dealer after the net amount due to us has been fully-satisfied and then the amount due is only payable as amounts due on the contracts are collected from the underlying installment note borrowers. The dealer reserve account under these arrangements at April 1, 2007 was $681,108 and is reflected as a long-term payable in the accompanying financial statements. The dealer-partner also pays to us a discount fee of up to 7%

of the face value of the installment receivable contracts at the time the contract is entered into. The value of this discount is recognized as additional imputed interest income over the life of the contract.

In addition to installment receivable contracts, we also finance a portion of the dealer-partner vehicle inventory through a “floor-plan” program. Under this program, we finance up to the full wholesale cost of the dealer-partner’s vehicle inventory and we hold title to the vehicles and the related dealer reserve as collateral. In our auto financing business, the dealer-partners are charged a fee of 2% per month, or for any fraction thereof, to finance vehicle inventory, or “floorplan” a vehicle. The result is an annualized charge of slightly more than 24% per annum. Interest on notes receivable is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge income over the life of the loan. We entered the business of dealer floor-planning on November 7, 2006 by acquiring a portfolio of automobile-related receivables consisting of $225,559 in dealer inventory financing notes and $284,922 in automobile installment purchase notes valued at fair value at the date of purchase. The aggregate purchase price after deducting reserves payable to the dealer of $147,474 was $362,987, which we paid in cash. See Item 5. for the discussion of Risk Factors related to our auto finance business.

In conjunction with our auto finance business, STEN Credit entered into a consulting and non-compete agreement with Flash Motors, Inc. (“Flash Motors”) on November 14, 2006. On March 1, 2007 the companies agreed to cancel the consulting and non-compete agreement and replace it with a Non-solicitation Agreement. Among other things, Flash Motors has been in the business of generating and servicing a portfolio of automobile installment purchase notes.

Under the Agreement with Flash Motors, there shall be no prohibition against Flash Motors competing with STEN Credit, directly or indirectly, provided however that Flash Motors agrees that it will not solicit nor accept any business from STEN Credit’s existing accounts or customers set forth in the agreement. Flash Motors further agrees not to solicit business from the prospects list set forth in the agreement (See Note 10).

Buy Here/Pay Here Subsidiary- The Company is developing its own “Buy Here/Pay Here” retail used car business. Our subsidiary, EasyDrive Cars and Credit Corporation, sells used cars and STEN Credit finances their sale. STEN Credit finances sales to customers that typically would not qualify for conventional financing as a result of limited credit histories or past credit problems. STEN Financial’s two used car lots are located in Arizona operating under the name “EasyDrive Cars and Credit.”

Note 2.  Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of STEN Corporation and its wholly owned subsidiaries, Oxboro, Inc. (formerly known as Oxboro Medical, Inc.), Burger Time Acquisition Corporation as of July 2004, BTAC Properties Inc. as of May 2005, STEN Financial Corporation as of January 2006 and STENCOR Inc. as of November 2006. In October 2006, Alliance Advance, Inc. and in November 2006, STEN Credit Corporation were formed as wholly owned subsidiaries of STEN Financial Corporation. In February 2007, EasyDrive Cars and Credit Corporation was formed as a wholly owned subsidiary of STEN Financial Corporation. All significant intercompany transactions and balances have been eliminated in consolidation. (See Note 3).

Revenue Recognition – Interest on notes receivable associated with the consumer auto loans or vehicle installment notes is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge revenue over the life of the loan. Should floorplan receivables, or note receivables be determined to be impaired, the recognition of revenue would be suspended and a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows would be recorded. Under our current arrangements with the dealer-partner in the event of default, the dealer-partner is required to pay the remaining principal amount of the contract and the vehicle collateral is assigned to the dealer for foreclosure and repossession.

In our auto financing business, the dealer-partners are charged a fee of 2% per month, or for any fraction thereof, to finance vehicle inventory, or “floorplan” a vehicle. The result is an annualized charge of slightly more than 24% per annum.

We recognize revenue from the operations of our Alliance Cash Advance business in STEN Financial using the cash basis method, with interest income payments being recognized as income at the time the cash fee for the advance is actually received.

In our Buy Here/Pay Here retail used auto sales business, revenue is recognized from the sale of a vehicle when the vehicle is delivered, the sales contract is signed, the down payment is received and funding has been approved.

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

Accounts and Loans Receivable – Trade accounts receivable from our non-finance activities are shown net of an allowance for doubtful accounts and we had reserves of $0 at both April 1, 2007 and October 1, 2006. STEN Financial receivables include loans receivable from our STEN Credit auto finance business and our lending businesses through Alliance Advance. Alliance Advance receivables are net of a reserve for doubtful accounts of $80,795 at April 1, 2007 and $4,341 at October 1, 2006. We record a loan receivable for the amount loaned to the customer. The Buy Here/Pay Here receivables are net of a reserve of 20% of the loan balance, which was $19,571 at April 1, 2007 and $0 at October 1, 2006. For the STEN Financial business, loans receivable over 30 days are considered past due. The Company does not accrue on past due loans receivable. Loans are written off only after all collection attempts have failed and are based on individual credit evaluations and specific circumstances of the customer. The fee charged by the Company, which varies for each loan, is not recorded until the cash is collected. In the Company’s dealer-partner loans receivable we record no reserve for doubtful accounts because full recourse goes back to the dealer-partner. An allowance for doubtful accounts potentially would be recognized if the credit standing of the dealer-partner was determined to be impaired.

Loans receivable consisted of the following at:

	April 1, 2007	October 1, 2006

Consumer loans receivable	$ 353,354	$ 77,629
Less: allowance for loan losses	(80,795)	(4,341)
Auto Finance Subsidiary:
Dealer Floorplan notes receivable	1,663,201	0
Vehicle installment notes receivable	2,925,970	0
Less: allowance for loan losses	(19,571)	0
Total loans receivable	4,842,159	73,288
Less: current portion	2,913,941	73,288
Loans receivable, net of current portion	$ 1,928,218	$ 0

Amortization – Intangible assets represent principally the value of the non-solicitation agreements and customer databases which have been purchased and are being amortized over their estimated useful lives using the straight-line method. (See Note 8).

Notes Receivable – Notes receivable, as of April 1, 2007 and October 1, 2006, consist of $628,000 and $682,000, respectively, due from Life Safe Services, LLC related to the sale of our Emergency Oxygen Service Business, which is a subordinated promissory note personally guaranteed by the owners of Life Safe Services, LLC. The Life Safe Note bears interest at a rate of 7.25% per annum. The Life Safe Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42 on January 1, 2010. Our rights under the LifeSafe Note are subordinate to those of Life Safe Services, LLC’s senior lender. Future collections on the notes receivable for the years ending 2007, 2008, 2009, and 2010 are $108,000, $108,000, $108,000 and $358,000, respectively.

Prepaid Mortgage Costs – Prepaid mortgage costs are amortized over the life of the loans using the straight-line method. We expensed $1,590 for the thirteen weeks ended April 1, 2007 and the three months March 31, 2006 and we expensed $3,180 for the twenty-six weeks ended April 1, 2007 and for the six months ended March 31, 2006.

Original Issue Discount – Original issue discount costs are amortized over the life of the loan using the straight-line method, which approximates the “interest” method. During the thirteen weeks ended April 1, 2007, in connection with securing a new loan with R.W. Sabes Investments, LLC (“Sabes”), the Company issued 219,900 callable warrants, with an exercise price of $4.50. These warrants were valued at $175,000, using management’s estimation of their value, and offset against long-term debt. The warrants expire March 1, 2012 and are callable (forcing exercise) when STEN common shares trade above $6.00 for 30 consecutive days. Interest expense recognized related to the original issue discount was $10,940 for both the thirteen and twenty-six weeks ended April 1, 2007.

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

Deferred Revenue - In August 2006, we acquired certain assets and assumed certain liabilities of Alliance Cash Advance through our wholly owned subsidiary, STEN Financial. In the first quarter of fiscal 2007, we acquired certain assets and assumed certain liabilities of Utah-based, Cash Advance, and an on-line payday advance business called Moneyworldlending. These businesses have been combined to form Alliance Cash Advance. In November 2006, we acquired certain assets related to sub-prime automobile installment financing and related dealer inventory through our STEN Credit Corporation subsidiary. In accordance with generally accepted accounting principles, we defer certain fees as part of the fee’s yield over the life of the installment contract. The deferred revenue liability at April 1, 2007 and October 1, 2006 was $192,104 and $10,628, respectively.

Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after October 2, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on October 2, 2006 using the modified prospective method. The amount of expense recorded for the thirteen weeks ended April 1, 2007 was $36,600 ($0.02 per share) and for the twenty-six weeks ended April 1, 2007 was $82,400 ($0.04 per share). Based on option grants outstanding at April 1, 2007 the Company estimates the expense to be $173,000 for the year ending September 30, 2007 with an estimated total amount of $354,000 for fiscal years 2008 through 2011.

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

	Three months ended March 31, 2006	Six months ended March 31, 2006
Net income:
As reported	$ 283,101	$ 215,064
Pro forma	$ 267,845	$ 176,514
Net income per share basic:
As reported	$ 0.13	$ 0.11
Pro forma	$ 0.13	$ 0.09
Net income per share diluted:
As reported	$ 0.13	$ 0.10
Pro forma	$ 0.12	$ 0.08

Stock based compensation:
As reported	$ 0	$ 0
Pro forma	$ 15,256	$ 38,550

The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following periods:

	Thirteen weeks ended April 1, 2007	Twenty-six weeks ended April 1, 2007	Three months ended March 31, 2006	Six months ended March 31, 2006
Risk free interest rate	4.75%	4.75%	5.75%	5.75%
Expected life of options granted	2.5-6.5 years	2.5-6.5 years	5 years	5 years
Expected volatility range	50.0%	50.0%	50.0%	50.0%
Expected dividend yield	0%	0%	0	0

The volatility factor is based on our historical stock price fluctuations for a period of approximately 2.5 years. This period is shorter than the expected life of the options but was deemed more relevant given the significant change in the Company’s business model and strategy. The Company has not issued and does not intend to issue dividends; therefore the dividend yield is zero. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the simplified method as defined by SAB No. 107. The Company estimates the forfeiture rate for stock options using 10%.

Recent Accounting Pronouncements – The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after

October 1, 2007, with earlier adoption permitted. The Company is analyzing whether there is an effect on its consolidated financial statements.

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

Note 3.  Acquisitions and Disposition of Assets

STEN Credit Corporation

On November 7, 2006, STEN Financial entered into an agreement to acquire a loan portfolio from Flash Motors, (See Note 1). STEN Financial paid $362,987 in cash from working capital to purchase the loan portfolio. Consideration for the purchase was determined through arm’s length negotiations between the Company and Flash Motors. STEN Financial through its STEN Credit subsidiary is engaged in developing an auto finance subsidiary serving the sub-prime market.

Flash Motors continues to retain and service the primary installment loan portfolio it held prior to the date of the agreement. The Company also understands that Flash Motors historically has engaged in finance activities unrelated to automobile financing and that it will continue these activities.

On November 14, 2006, STEN Credit also entered into an Asset Purchase Agreement to acquire certain assets used in Flash Motor’s business including the equipment for $100,000 which we paid in cash. Under the Asset Purchase Agreement, STEN Credit also will assume the lease for Flash Motors’s Scottsdale, Arizona office (See note 10).

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the Agreement is five years. STEN Credit shall pay Flash Motors a total sum of $1,400,000 for Flash Motors and its representatives agree not to solicit the accounts and prospects provided in the agreement. The $1,400,000 was allocated between the non-solicitation agreement and customer list for $700,000 each. Concurrently, STEN Credit issued a promissory note in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. On November 14, 2008, the noteholder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.

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

The purchase of these assets were not considered material to our operating results or total assets, therefore, the Company is not including pro forma financial results for the twenty-six weeks ended April 1, 2007 and the six months ended March 31, 2006.

Note 4.  Inventories

Inventories consist of products related to our contract manufacturing operations (raw materials, work in process, finished goods), restaurant food (raw materials) and paper supplies (raw materials). Inventories are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Inventories consisted of the following at:

	April 1, 2007	October 1, 2006

Raw materials in our contract manufacturing, and restaurant food and paper supplies	$ 624,719	$ 516,986

Work in process in our contract manufacturing	46,340	65,799

Finished goods:
Contract manufacturing	31,792	21,699
Used autos	109,480	0
PPD-Check cashing	4,094	0
Total Inventories	$ 816,425	$ 604,484

Note 5.  Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares outstanding for the reporting period. Our diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period. Options totaling 396,500 and 285,000 shares were excluded from the computation of diluted income (loss) per share for the periods ended April 1, 2007 and March 31, 2006 as their effect was anti-dilutive due to the net income (loss) in the periods. Warrants totaling 589,693 and 369,793 shares were excluded from the computation of diluted income (loss) per share for both periods ended April 1, 2007 and March 31, 2006 as their effect was anti-dilutive due to the net income (loss) in the periods. For the three and six months ended March 31, 2006, options reflecting 56,012 and 52,507 shares of common stock were included in the weighted average share calculation.

	Thirteen weeks ended April 1, 2007	Three months ended March 31, 2006	Twenty-six weeks ended April 1, 2007	Six months ended March 31, 2006
Loss from continuing operations	$ (361,376)	$ (125,171)	$ (617,964)	$ (193,208)
Income from discontinued operations	0	408,272	0	408,272
Net income (loss)	(361,376)	283,101	(617,964)	215,064
Net income (loss) per share – basic
Weighted average shares outstanding	1,987,066	2,121,652	1,988,982	2,012,527

Net income (loss) per share – basic	$ (0.18)	$ 0.13	$ (0.31)	$ 0.11
Net income (loss) per share – diluted
Weighted average shares outstanding	1,987,066	2,121,652	1,988,982	2,012,527
Effect of diluted securities	0	56,012	0	52,507
Weighted average shares outstanding	1,987,066	2,177,664	1,988,982	2,065,034

Net income (loss) income per share – diluted	$ (0.18)	$ 0.13	$ (0.31)	$ 0.10

Note 6.  Income Taxes

As a result of our loss for the year ended October 1, 2006, we applied for an immediate refund of approximately $189,500 relating to taxes paid in the fiscal year 2005. In the thirteen-week period ended April 1, 2007, we received income tax refunds totaling $140,848. We expect to generate taxable income in future periods and expect to realize our net operating loss carryforward tax benefit to offset regular income tax expense. (See Note 7).

Note 7.  Deferred Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, inventory valuation adjustments and accrued liabilities. Our current deferred tax asset as of April 1, 2007 was $49,000 and $24,000 as of October 1, 2006. We have a long term deferred tax asset as of April 1, 2007 of $415,300 and $73,000 as of October 1, 2006. The Company’s deferred tax asset consists of accrued liabilities of $52,000, reserves for doubtful accounts and inventory of $39,300, intangible assets of $50,000, stock options of $48,000, net operating loss carryforwards of $496,000 offset by depreciation of $(200,000) and other assets of $(21,000).

Note 8.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	April 1, 2007		October 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$165,000	$ 31,663	$115,000	$ 22,665	60-120
Customer lists	1,105,000	49,833	75,000	2,500	60-120
Trade name	55,000	7,333	55,000	1,834	60
Non-solicitation agreement	700,000	46,666	0	0	60
Other intangibles	89,030	12,275	40,460	3,480	60

Total	$2,114,030	$147,770	$285,460	$30,479

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 6.85 years). Amortization of intangible assets was $76,201 and $117,290 for the thirteen and twenty-six weeks ended April 1, 2007. Amortization of intangible assets was $441 and $5,321 for the three and six months ended March 31, 2006. Estimated amortization expense of intangible assets for fiscal years 2007, 2008, 2009, 2010, and 2011 is $269,358, $304,029, $303,728, $303,728 and $297,650 per year, respectively.

Note 9.  Line of Credit, Bank

In January 2005, we entered into a $750,000 line of credit agreement with Citizens Independent Bank. The line of credit is subject to a defined borrowing base. Amounts outstanding bear interest at prime plus .5% (8.75% at both April 1, 2007 and October 1, 2006). The line of credit is collateralized by substantially all of the assets of STEN Corporation, as well as personal guarantees of Kenneth W. Brimmer and Gary Copperud, both of whom are directors and officers of the Company. At April 1, 2007 the Company had borrowings of $750,000 under this agreement. In March 2007, the Company and Citizens Independent Bank entered into an amendment to the original agreement, to extend the maturity date of the note to July 1, 2007. All other terms and conditions of the original agreement remain in full force and continue to be binding on the Company.

Note 10.  Long-Term Debt

On March 9, 2007, we completed a mortgage financing used in BTAC’s operations in the amount of $384,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 7.210% per annum and is payable in 59 equal monthly installments of $3,048 per month, with the final payment of all principal and all accrued interest not yet paid due March 5, 2012.

On March 1, 2007, we completed a mortgage financing relating to a parcel of real estate used by our subsidiary, STENCOR, in its contract manufacturing business, in the amount of $500,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with STENCOR on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 8.75% then 7.625% per annum and is payable in 180 monthly installments, with the final payment of all principal and all accrued interest not yet paid due March 1, 2022. Payments of $5,036 are made in months 1 to 36 and payments of $4,755 are made in months 37 to 180.

On February 13, 2007, STEN Credit Corporation and the Company entered into a Credit Agreement under which R. W. Sabes Investment, LLC (“Sabes”) will loan up to $3,000,000 to STEN Credit, subject to a defined borrowing base of STEN Credit assets. STEN Credit made an initial draw of $1,845,845 on February 13, 2007. Amounts borrowed under the note bear interest at 15% and are due August 12, 2009. Principal and interest under the Note is convertible, at the option of the holder, into shares of the Company’s common stock at a rate of one share for each $8.20 converted. The Company granted Sabes a security interest in substantially all of its assets. The security interest and the Company’s obligations are subordinate to the security interest and obligations of the Company to Citizens Independent Bank.

As additional consideration, the Company issued to Sabes a redeemable warrant to purchase 219,900 shares of the Company’s common stock at an exercise price of $4.50 per share. The Warrant may be exercised by the holder at any time prior to March 1, 2012. The shares of common stock underlying the Warrant may be redeemed by the Company in three separate tranches if the closing sales price of the Company’s common stock exceeds $6.00 per share for at least thirty consecutive trading days, among other conditions. The gross proceeds of $1,845,845 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using management's estimates of fair value. The resulting original issue discount of the fair value of the warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method. The note is convertible by the holder.  The Company noted there was not a beneficial conversion associated with the convertible note since the conversion value was greater than the fair market value of the stock at the time of issuance.  The Company recorded amortization of original issue discount of $10,940 for the thirteen and twenty-six week period ended April 1, 2007.

On January 24, 2007, STEN Credit Corporation borrowed $100,000 from a private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $104,000 is due and payable under the Note on April 24, 2007. On January 30, 2007, STEN Credit Corporation borrowed $50,000 from the same private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $52,000 is due and payable under the Note on April 30, 2007. STEN Credit’s indebtedness to the private lender under the promissory note is unsecured and unconditionally guaranteed by STEN Corporation.

On January 11, 2007, STEN Credit Corporation borrowed $750,000 from Crown Bank in the form of a promissory note with a term of six months, expiring July 11, 2007, and having an interest rate bearing 9.250% per annum. The promissory note was paid on February 13, 2007 using proceeds from the first draw of the available amounts under the Credit Agreement with Sabes.

On January 2, 2007, STEN Credit Corporation and a private lender entered into a promissory note in the amount of $400,000 with interest at a rate equal to 15.875%. The principal portion of this note is payable on demand upon ten days’ written notice. Interest only is payable monthly, in arrears. STEN Credit’s indebtedness to this private lender under the promissory note is guaranteed by a portion of STEN Credit Corporation dealer floorplan receivables equal to the amount of the note at the time it was issued.

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the Agreement is five years. STEN Credit shall pay Flash Motors a total sum of $1,400,000 for Flash Motors and its representatives agree not to solicit the accounts and prospects provided in the agreement. Concurrently, STEN Credit issued a promissory note in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. On November 14, 2008, the noteholder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.

On May 9, 2005 and May 10, 2005, the Company completed a mortgage financing relating to eight parcels of real estate used in BTAC’s operations. BTAC Properties received $995,000 relating to the North Dakota properties and $1,060,000 relating to the Minnesota properties from StanCorp Mortgage (the “Lender”). In consideration of these loans, BTAC Properties issued two promissory notes to the Lender. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC Properties on the notes. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the notes. To facilitate the payment by BTAC Properties of the obligations under the notes, BTAC and BTAC Properties have entered into leases for each of the eight properties. The rent amounts to be paid by BTAC to BTAC Properties under the leases have been assigned to the Lender for repayment of amounts owed under the notes. The notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621, with the final payment due June 1, 2020. The obligations of the notes are collateralized by a mortgage, assignment of rents, security agreement and fixture filing in favor of the Lender on each of the eight properties.

On April 5, 2007, the Company began an offering of up to $25 million of Renewable Unsecured Subordinated Notes.

At April 1, 2007 and October 1, 2006, the long-term debt consisted of the following:

	April 1, 2007	October 1, 2006
Promissory note - Flash Motors	$ 1,400,000	$ 0
Promissory note - private investor	400,000	0
Promissory notes - private investor	150,000	0
Promissory note - Sabes, net of original issue discount of $164,060.	1,630,695	0
Mortgage note payable - Austin Bank	500,000	0
Mortgage note payable - Bremer Bank	384,000	0
Mortgage note payable – StanCorp – Minnesota properties	981,034	1,004,481
Mortgage note payable - StanCorp – North Dakota properties	920,869	942,881
Totals	6,366,598	1,947,362
Less current portion	(1,336,204)	(92,361)
Long-term portion	$ 5,030,394	$ 1,855,011

Note 11.  Segment Reporting

Our three reportable segments are strategic business units that offer different products. They are managed separately as each business requires different technology and business processes. Corporate and Contract Manufacturing represents the administrative activities and costs associated with our general corporate activities and Contract Manufacturing represents our Texas-based STENCOR, Inc. subsidiary which is engaged in providing contract injection molding services. Burger Time is comprised of 14 quick-serve burger restaurants located in Minnesota, North Dakota, South Dakota and Iowa. STEN Financial is comprised of the businesses of its three subsidiaries, STEN Credit

Corporation, which operates the automobile finance business, EasyDrive Cars and Credit who operates our retail used car sales lots and Alliance Advance Inc. which operates the deferred presentment (payday) check cashing and title loan business under the names Alliance Cash Advance and Moneyworldlending.

Operating loss is total net sales less operating expenses, excluding interest. We did not have any sales between industry segments. Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash, certificates of deposit and property and equipment. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive of non-recurring gains or losses. The following table summarizes data by industry segment.

	Corporate and Contract Manufacturing	Burger Time	STEN Financial	Total

Thirteen weeks ended April 1, 2007
Revenues	$ 363,365	$1,497,521	$ 533,512	$2,394,398
Loss from operations	(278,795)	(72,022)	(136,198)	(487,015)
Identifiable assets	3,491,543	3,811,067	8,354,051	15,656,661
Depreciation and amortization	8,911	101,512	101,689	212,112
Capital expenditures	13,910	28,775	48,994	91,679

Three months ended March 31, 2006
Revenues	$ 599,283	$1,504,809	$ 0	$2,104,092
Loss from operations	(91,447)	(121,605)	0	(213,052)
Identifiable assets	7,209,833	3,926,693	0	11,136,526
Depreciation and amortization	18,862	96,826	0	115,688
Capital expenditures	703,076	26,046	0	729,122

Twenty-six weeks ended April 1, 2007
Revenues	$ 647,448	$3,036,485	$ 860,416	$4,544,349
Loss from operations	(572,195)	(64,164)	(221,801)	(858,160)
Identifiable assets	3,491,543	3,811,067	8,354,051	15,656,661
Depreciation and amortization	33,189	202,217	148,831	384,237
Capital expenditures	40,355	53,941	98,349	192,645

Six months ended March 31, 2006
Revenues	$ 1,150,200	$2,977,620	$ 0	$4,127,820
Loss from operations	(215,952)	(119,554)	0	(335,506)
Identifiable assets	7,209,833	3,926,693	0	11,136,526
Depreciation and amortization	40,022	193,112	0	233,134
Capital expenditures	740,647	43,629	0	784,276

Note 12.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares that replaced a repurchase program originally adopted in September 2001. On September 29, 2006 our Board of Directors authorized a repurchase program in the amount of 200,000 shares that replaced a repurchase program originally adopted in November 2004. The Company purchased a total of 0 and 37,750 shares of common stock for a cost of $0 and $167,187 during the thirteen and twenty-six weeks ended April 1, 2007, respectively.

Legal Proceedings - On March 22, 2007, our former Chief Executive Officer, Larry Rasmusson, filed a Complaint in Minnesota District Court, Hennepin County, against STEN Corporation claiming breach of contract with regards to split-dollar life insurance policies that are in effect. The Company believes that this complaint has no merit and intends to vigorously defend the action.

On May 9, 2005, Larry Rasmusson, filed a Complaint in Minnesota District Court, Hennepin County, against STEN and Aspen Surgical Products, Inc. claiming that the November 8, 2004 Asset Purchase Agreement between STEN and Aspen Surgical violated an April 1, 1990 licensing and royalty agreement between STEN and Rasmusson.

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

Major Customers - As of April 1, 2007, the Company has four dealer-partners in its STEN Credit business. One dealer-partner represents 56.34% or $2,784,379 of our total loans receivable of $4,942,525 at April 1, 2007. A second dealer-partner represented 23.57% or $1,165,123 of our total loans receivable as of April 1, 2007. Our contract manufacturing revenues are the result of sales to a single customer, which represents 87% of trade receivables.

Note 13.  Subsequent Events

Burger Time Sale - On May 11, 2007 the Company’s wholly-owned subsidiary, Burger Time Acquisition Corporation, entered into and closed the transactions contemplated by an Asset Purchase Agreement dated May 11, 2007 retroactive to April 29, 2007 with BTND LLC, a Colorado limited liability company (the “Buyer”). The Asset Purchase Agreement provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of Burger Time Acquisition Corporation and the real estate held by BTAC Properties Inc. Immediately prior to the transaction with BTND, LLC, Gary Copperud and Jeffrey A. Zinnecker, resigned as directors of the Company and Mr. Copperud resigned as an officer. BTND, LLC is an affiliate of Gary Copperud and Jeffrey A. Zinnecker.

The purchase price for the assets was $1,806,317 plus the assumption by the Buyer of certain liabilities relating to mortgages of BTAC Properties Inc. as of April 30, 2007. Of the purchase price, $400,000 was paid in cash at closing and $600,000, subject to adjustment for certain prepaid expenses, will be paid on or before May 25, 2007 and $806,317 was paid by delivery of a promissory note. The note bears interest at a rate of 7.00% per annum with a term of 12 years. The Company recognized a gain of $100,000 upon the sale.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

STEN Corporation and subsidiaries (“we”, the “Company” or “STEN”) is a diversified business.

The Company manufactures, on a contract basis, a line of sterilization containers and filters for use by hospitals, clinics and surgery centers.

In July 2004, the Company created Burger Time Acquisition Corporation (“BTAC”) as a wholly-owned subsidiary and purchased an 11-store chain of fast food restaurants located in the upper Midwest. In fiscal year 2005, the Company opened two additional restaurants, one in Watertown, South Dakota and the other in Fergus Falls, Minnesota. In May 2005, we created BTAC Properties to own certain real estate related to Burger Time. In August 2006, we opened a leased Burger Time restaurant in the food court at North Dakota State University. On May 11, 2007, the Company sold the Burger Time business through an asset purchase agreement (See Item 5. Completion of Acquisition or Disposition of Assets – Burger Time Sale).

In January 2006, we created STEN Financial Corporation as a wholly-owned subsidiary. Through STEN Financial Corporation, in August 2006, we purchased certain assets of Alliance Cash Advance, a retail payday loan business located in Tempe Arizona. On October 2, 2006, STEN Financial entered into an agreement with Dimah Financial, Inc. to purchase certain assets of an on-line deferred presentment (or “payday loan”) business known as moneyworldlending.com. These two payday loan businesses are now operated through Alliance Advance, Inc., a subsidiary of STEN Financial. On October 3, 2006, STEN Financial acquired certain Utah-based assets from National Financial Services, LLC which operated three retail check-cashing stores under the tradename Cash Advance. On November 7, 2006, STEN Credit Corporation, a newly-formed, wholly-owned subsidiary of STEN Financial, entered into an agreement to acquire certain assets from Flash Motors, a corporation located in Scottsdale, Arizona. On November 14, 2006, STEN Financial Corporation, through its  newly formed wholly owned subsidiary Colfax Financial Corporation, entered into a consulting and non-compete agreement with Flash Motors, Inc. and we began to develop our sub-prime automobile finance business. In March 2007, the Company changed the name one of its wholly owned subsidiaries from Colfax Financial Corporation to STEN Credit Corporation. In February 2007, the Company, through STEN Financial Corporation, formed a new wholly owned subsidiary called Easydrive Cars and Credit Corporation which operates in the “Buy Here/Pay Here” retail used auto selling business. On March 1, 2007, STEN Credit and Flash Motors agreed to cancel the consulting and non-compete agreement and replace it instead with a non-solicitation agreement.

Results of Operations

For the thirteen weeks ended April 1, 2007 and three months ended March 31, 2006

Revenues consisting of BTAC, STEN Financial and the contract manufacturing businesses for the thirteen weeks ended April 1, 2007 increased 13.76% to $2,394,398 from $2,104,092 for the three months ended March 31, 2006. This increase, of $290,306 is due to the greater emphasis being placed in developing our STEN Financial business segment. Revenues for STEN Financial were $533,512 for the thirteen weeks ended April 1, 2007 as compared to $0 for the corresponding quarter in fiscal 2006. Revenues in Burger Time business, in thirteen weeks ended April 1, 2007, decreased slightly to $1,497,521 from $1,504,809 for the three months ended march 31, 2006. Revenues in our Contract Manufacturing business, for the thirteen weeks ended April 1, 2007 decreased to $363,365 as compared to $599,283 for the quarter ended March 31, 2007. With the formation of STEN Credit Corporation and the acquisition of our payday loan businesses which have been combined under the name Alliance Cash Advance, we expect to see revenue continued growth in our STEN Financial business. The financial business is expected to become the dominate business segment for the Company. Net revenue in our in Burger Time business segment for the thirteen weeks ended April 1, 2007 were basically flat as compared to the three months ended March 31, 2007. The 39.4% decrease in revenue for the thirteen weeks ended April 1, 2007 in our contract manufacturing business comes from a drop in orders from our customer. We continue to monitor this situation closely. Provision for loan losses and adjustments for the thirteen weeks ended April 1, 2007 was $58,819 compared to $0 for the three months ended March 31, 2006. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. Provisions for loan losses and adjustments were $39,248 in our consumer lending operations and $19,571 in our STEN Credit operation for the thirteen weeks ended April 1, 2007.

Cost of goods sold for the thirteen weeks ended April 1, 2007 was $2,127,201 compared to $2,098,425 for the three months ended March 31, 2006. The cost of goods sold reflects the expenses incurred in our Contract Manufacturing and Burger Time business segments. The Burger Time cost of goods sold for the thirteen week period ended April 1, 2007 was $1,569,543 compared to $1,626,415 for the three months ended March 31, 2006. The decrease of $56,872 can primarily be attributed to lower food and labor costs. The Company’s Contract Manufacturing cost of goods sold of the thirteen weeks ended April 1, 2007 was $557,658 compared to $472,010 for the three months ended March 31, 2007. The $85,648 increase in costs of goods sold is the result of allocating certain corporate administrative expenses. See selling, general and administrative.

Cost of automobiles sold for the thirteen weeks ended April 1, 2007 was $62,300 compared to $0 for the three months ended March 31, 2006. These expenses reflect the costs of autos sold in our Easydrive Cars and Credit retail lots, which began in February.

Salaries and benefits in our STEN Financial business for the thirteen weeks ended April 1, 2007 were $282,978 compared to $0 for the three months ended March 31, 2006. The salaries and benefits included $149,712 in our consumer lending operations and $133,266 in our STEN Credit business for the thirteen weeks ended April 1, 2007.

Occupancy and operating expenses for the thirteen weeks ended April 1, 2007 was $176,845 compared to $0 for the three months ended March 31, 2006. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. Currently the Company has eight locations, five in Arizona and three in Utah, in this business segment. Occupancy and operating expenses were $140,529 in our consumer lending operations and $34,316 in our STEN Credit business for the thirteen weeks ended April 1, 2007.

Depreciation for the thirteen weeks ended April 1, 2007 was $106,834 compared to $0 for the three months ended March 31, 2006. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial.

Depreciation and amortization was $52,544 for our consumer lending operations and $54,290 in our STEN Credit operation for the thirteen weeks ended April 1, 2007.

Cost of Capital for the thirteen weeks ended April 1, 2007 was $63,514 compared to $0 for the three months ended March 31, 2006  These expenses reflect the interest expense on the notes payable used directly in our auto financing subsidiary of STEN Credit.

Selling, general and administrative expenses for the thirteen weeks ended April 1, 2007 decreased $156,978 to $61,741 from $218,719 during the quarter ended March 31, 2006. The decrease in expenses is the result of allocating certain expenses to the Company’s Contract Manufacturing business.

For the twenty-six weeks ended April 1, 2007 and six months ended March 31, 2006

Revenues consisting of BTAC, STEN Financial and the contract manufacturing businesses for the twenty-six weeks ended April 1, 2007 increased 10.1% to $4,544,349 from $4,127,820 for the six months ended March 31, 2007. This increase, of $416,529 is due to the greater emphasis being placed in developing our STEN Financial business segment. Revenues for STEN Financial were $860,416 for the twenty-six weeks ended April 1, 2007 as compared to $0 for the corresponding quarter in fiscal 2006. Revenues in Burger Time business, in twenty-six weeks ended April 1, 2007, increased slightly to $3,036,485 from $2,977,620 for the six months ended March 31, 2006. Revenues in our Contract Manufacturing business, for the twenty-six weeks ended April 1, 2007 decreased to $647,448 as compared to $1,150,200 for the six months ended March 31, 2007. With the formation of STEN Credit Corporation and the acquisition of our payday loan businesses which have been combined under the name Alliance Cash Advance we expect to see revenue continued growth in our STEN Financial business. The financial business is expected to become the dominate business segment for the Company. Net revenue in our in Burger Time business segment for the twenty-six weeks ended April 1, 2007 increased $58,865 as compared to the six months ended March 31, 2006 primarily attributed to NDSU being open in fiscal 2007 and not till August in fiscal 2006. The 43.70% decrease in revenue for the twenty-six weeks ended April 1, 2007 in our contract manufacturing business comes from a drop in orders from our customer. We continue to monitor this situation closely and hope new marketing efforts will bring about additional sales in the final twenty-six weeks of fiscal 2007. Provision for loan losses and adjustments for the twenty-six weeks ended April 1, 2007 was $92,520 compared to $0 for the six months ended March 31, 2006. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. Provisions for loan losses and adjustments were $72,949 in our consumer lending operations and $19,571 in our STEN Credit operation for the twenty-six weeks ended April 1, 2007.

Costs of goods sold for the twenty-six weeks ended April 1, 2007 was $3,854,257 compared to $4,074,475 for the six months ended March 31, 2006. The cost of goods sold reflects the expenses incurred in manufacturing in our Contract Manufacturing and Burger Time business segments. The Burger Time costs of goods sold for the twenty-six week period ended April 1, 2007 were $3,100,648 compared to $3,097,174 for the six months ended March 31, 2006. The Company’s Contract Manufacturing cost of goods sold of the twenty-six weeks ended April 1, 2007 was $753,609 compared to $977,301 for the six months ended March 31, 2006. The $220,218 decrease in costs of goods sold is the result of the 43.7% decrease in revenues the Contract Manufacturing business experienced in the twenty-six weeks ended April 1, 2007 as compared to the six months ended March 31, 2006.

Cost of auto sold for the twenty-six weeks ended April 1, 2007 was $62,300 compared to $0 for the six months ended March 31, 2006. These expenses reflect the costs of autos sold in our Easydrive Cars and Credit retail lots.

Salaries and benefits for the twenty-six weeks ended April 1, 2007 were $456,305 compared to $0 for the six months ended March, 31, 2006. These salaries and benefits reflect the cost of labor and benefits in our STEN Financial business segment. The salaries and benefits included $282,467 in our consumer lending operations and $173,838 in our STEN Credit business for the twenty-six weeks ended April 1, 2007.

Occupancy and operating expenses for the twenty-six weeks ended April 1, 2007 was $360,408 compared to $0 for the six months ended March 31, 2006. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. Currently the Company has eight locations, five in Arizona and three in Utah, in this business segment. Occupancy and operating expenses were $308,128 in our consumer lending operations and $52,280 in our STEN Credit business for the twenty-six weeks ended April 1, 2007.

Depreciation for the twenty-six weeks ended April 1, 2007 was $150,631 compared to $0 for the six months ended March 31, 2006. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $75,488 for our consumer lending operations and $75,143 in our STEN Credit operation for the twenty-six weeks ended April 1, 2007.

Cost of Capital for the twenty-six weeks ended April 1, 2007 was $63,514 compared to $0 for the six months ended March 31, 2006. These expenses reflect the interest expense, or cost of capital, on the notes payable used directly in our auto financing subsidiary of STEN Credit.

Selling, general and administrative expenses for the twenty-six weeks ended April 1, 2007 increased $66,243 to $455,094 from $388,851 during the six months ended March 31, 2006. This 17.03% increase can mainly be attributed to an increase of $82,400 ($0.04 per share) related to the allocation of stock based compensation.

Liquidity and Capital Resources

On May 11, 2007, we completed the sale of our Burger Time business. The purchase price for the assets was $1,806,317 plus the assumption by the Buyer of certain liabilities relating to mortgages of BTAC Properties Inc. as of April 30, 2007. Of the purchase price, $400,000 was paid in cash at closing and $600,000, subject to adjustment for certain prepaid expenses, will be paid on or before May 25, 2007 and $806,317 was paid by delivery of a promissory note.. The note bears interest at a rate of 7.00% per annum with a term of 12 years. The Company recognized a gain of $100,000 upon the sale.

On March 9, 2007, we completed a mortgage financing used in BTAC’s operations in the amount of $384,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 7.210% per annum and is payable in 59 equal monthly installments of $3,048 per month, with the final payment of all principal and all accrued interest not yet paid due March 5, 2012.

On March 1, 2007, we completed a mortgage financing relating to a parcel of real estate used by our contract manufacturing business, in the amount of $500,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with STENCOR on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 8.75% then 7.625% per annum and is payable in 180 monthly installments with the final payment of all principal and all accrued interest not yet paid due March 1, 2022. Payments of $5,036 are made in months 1 to 36 and payments of $4,755 are made in months 37 to 180.

On February 13, 2007, STEN Credit Corporation and the Company entered into a Credit Agreement under which Sabes will loan up to $3,000,000 to STEN Credit, subject to a defined borrowing base of STEN Credit assets. STEN Credit made an initial draw of $1,845,845 on February 13, 2007. Amounts borrowed under the note bear interest at 15% and are due August 12, 2009. Principal and interest under the Note is convertible, at the option of the holder, into shares of the Company’s common stock at a rate of one share for each $8.20 converted. The Company granted Sabes a security interest in substantially all of its assets. The security interest and the Company’s obligations are subordinate to the security interest and obligations of the Company to Citizens Independent Bank.

As additional consideration, the Company issued to Sabes a redeemable warrant to purchase 219,900 shares of the Company’s common stock at an exercise price of $4.50 per share. The Warrant may be exercised by the holder at any time prior to March 1, 2012. The shares of common stock underlying the Warrant may be redeemed by the Company in three separate tranches if the closing sales price of the Company’s common stock exceeds $6.00 per share for at least thirty consecutive trading days, among other conditions. The gross proceeds of $1,845,845 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using management's estimates of fair value.

On January 24, 2007, STEN Credit Corporation borrowed $100,000 from a private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $104,000 is due and payable under the Note on April 24, 2007. On January 30, 2007, STEN Credit Corporation borrowed $50,000 from the same private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $52,000 is due and payable under the Note on April

 30, 2007. STEN Credit’s indebtedness to the private lender under the promissory note is unsecured and unconditionally guaranteed by STEN Corporation.

On January 11, 2007, STEN Credit Corporation borrowed $750,000 from Crown Bank in the form of a promissory note with a term of six months, expiring July 11, 2007, and having an interest rate bearing 9.250% per annum. The promissory note was paid on February 13, 2007 using proceeds from the first draw of the available amounts under the Credit Agreement with Sabes.

On January 2, 2007, STEN Credit Corporation and a private lender entered into a promissory note in the amount of $400,000 with interest at a rate equal to 15.875%. The principal portion of this note is payable on demand upon ten days’ written notice. Interest only is payable monthly, in arrears. STEN Credit’s indebtedness to this private lender under the promissory note is guaranteed by a portion of STEN Credit Corporation dealer floorplan receivables equal to the amount of the note at the time it was issued.

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the Agreement is five years. STEN Credit shall pay Flash Motors a total sum of $1,400,000 for Flash Motors and its representatives agree not to solicit the accounts and prospects provided in the agreement. Concurrently, STEN Credit issued a promissory note in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. On November 14, 2008, the noteholder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.

On May 9, 2005 and May 10, 2005, the Company completed a mortgage financing relating to eight parcels of real estate used in BTAC’s operations. BTAC Properties received $995,000 relating to the North Dakota properties and $1,060,000 relating to the Minnesota properties from StanCorp Mortgage (the “Lender”). In consideration of these loans, BTAC Properties issued two promissory notes to the Lender. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC Properties on the notes. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the notes. To facilitate the payment by BTAC Properties of the obligations under the notes, BTAC and BTAC Properties have entered into leases for each of the eight properties. The rent amounts to be paid by BTAC to BTAC Properties under the leases have been assigned to the Lender for repayment of amounts owed under the notes.

The notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621, with the final payment due June 1, 2020. The obligations of the notes are collateralized by a mortgage, assignment of rents, security agreement and fixture filing in favor of the Lender on each of the eight properties.

In March 2007, the Company filed a public offering of up to $25 million of Renewable Unsecured Subordinated Notes that was declared effective in April 2007. As of April 1, 2007, the Company has not issued any notes.

In January of 2006, we used the proceeds from the sale of our Ham Lake property to repay in full the mortgage and we purchased our leased property in Jacksonville, Texas.

During the first quarter of fiscal 2006, the Company advanced $1,000,000 to Site Equities in the form of a note receivable. During the third quarter of fiscal 2006, Site Equities did not meet the conditions for further advances under the note; therefore, we recorded an impairment and reserve for the amounts advanced to Site Equities.

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

 We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and bank line of credit. However, our auto finance business conducted through STEN Credit will require significant capital to continue to grow. Since we began conducting this business, we have relied upon receivable-based borrowings to support the growth of this business. If such borrowings were not available to the Company and if the Company is unable to otherwise adequately fund the STEN Credit business, the growth of this business, and of the Company, could be restricted. As of April 1, 2007, we had working capital of $3,084,553 as compared to $3,868,180 at October 1, 2006, and long-term debt of $5,030,394 at April 1, 2007 compared to $1,855,001 at October 1, 2006. As of April 1, 2007, we had $1,456,787 in cash and cash equivalents as compared to $3,171,594 at October 31, 2006. The $783,627 decrease in working capital at April 1, 2007 compared to October 1, 2006 was primarily the result of establishing our STEN Financial business. The Company, through STEN Financial, used cash and purchased certain assets from Flash Motors for $462,987, certain assets from National Financial Services, LLC for $600,000 and certain assets from Dimah Financial for $200,000. The Company also used cash to repurchase stock for $167,186 and to purchase other fixed assets of $192,645.

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

(d) Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe no impairment charges need to be recorded as of April 1, 2007. Certain assumptions and estimates are employed by management in determining the fair value of assets acquired, including goodwill and other intangible assets, and in determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry. Actual results could differ from these assumptions and projections resulting in us revising our assumptions and, if required, recognizing an impairment loss.

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report, on Form 10-QSB, Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Form 10-QSB, constitute “forward-looking statements” which we believe are within the meaning of the Private Securities Litigation Reform Act of 1995. When use the words “believes”, “expects,” “anticipates,” “plans,” or “intends,” or similar expressions, to indicate such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include the factors identified in our Annual Report on Form 10-KSB for the year ended October 1, 2006 under the heading “Risks Related to Our Auto Finance Business,” as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

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

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its equity securities in the twenty-six weeks covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Oct 1 – Oct 31, 2006	24,890	$ 4.21	24,890	175,110
Nov 1 – Nov 30, 2006	12,860	$ 4.85	37,750	162,250
Dec 1 – Dec 31, 2006	0	$ 0	0	162,250
Jan 1 – Jan 27, 2007	0	$ 0	0	162,250
Jan 28 - Feb 24, 2007	0	$ 0	0	162,250
Feb 25 – Apr 1, 2007	0	$ 0	0	162,250
Total	37,750	$ 4.43	37,750	162,250

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

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters To A Vote of Security Holders

None.

Item 5.

Other Information

Description of Recent Indebtedness

On March 9, 2007, we completed a mortgage financing used in BTAC’s operations in the amount of $384,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 7.210% per annum and is payable in 59 equal monthly installments of $3,048 per month, with the final payment of all principal and all accrued interest not yet paid due March 5, 2012.

On March 1, 2007, we completed a mortgage financing relating to a parcel of real estate used by our contract manufacturing business, in the amount of $500,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with STENCOR on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 8.75% then 7.625% per annum and is payable in 180 monthly installments with the final payment of all principal and all accrued interest not yet paid due March 1, 2022. Payments of $5,036 are made in months 1 to 36 and payments of $4,755 are made in months 37 to 180.

Completion of Acquisition or Disposition of Assets – Burger Time Sale

On May 11, 2007 the Company’s wholly-owned subsidiary, Burger Time Acquisition Corporation, entered into and closed the transactions contemplated by an Asset Purchase Agreement dated May 11, 2007 retroactive to April 29, 2007 with BTND LLC, a Colorado limited liability company (the “Buyer”). The Asset Purchase Agreement provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of Burger Time Acquisition Corporation and the real estate held by BTAC Properties Inc. BTND, LLC is an affiliate of Gary Copperud and Jeffrey A. Zinnecker.

The purchase price for the assets was $1,806,317 plus the assumption by the Buyer of certain liabilities relating to mortgages of BTAC Properties Inc. as of April 30, 2007. Of the purchase price, $400,000 was paid in cash at closing and $600,000, subject to adjustment for certain prepaid expenses, will be paid on or before May 25, 2007 and $806,317 was paid by delivery of a subordinated promissory note secured by a contract for deed for the Fergus Falls, MN location. The note bears interest at a rate of 7.00% per annum with a term of 12 years. Payments in the amount of $8,292 are to be paid monthly.

The summaries of the Asset Purchase Agreement and the note referred to above do not purport to be complete and are subject to and qualified in their entirety by reference to each such document, which are included as Exhibits 10.1, and 10.2, respectively, to this Quarterly Report on Form 10-QSB and are incorporated by reference into this Item 5.

Attached to this Quarterly Report on Form 10-QSB as Exhibit 99.1 are the following proforma financial information showing the effect of the disposition of the Burger Time assets to BTND, LLC as described above (the “Transaction”):

•

Pro Forma Unaudited Consolidated Balance Sheet at April 1, 2007

•

Pro Forma Unaudited Consolidated Statements of Operations for the six months ended April 1, 2007 and for the year ended October 1, 2006

•

Notes to Unaudited Pro Forma Combined Financial Information

The unaudited pro forma combined balance sheet as of April 1, 2007 presents the financial position of the Company assuming the Transaction had been completed on that date. The unaudited pro forma combined statements of operations for the six months ended April 1, 2007 and for the year ended October 1, 2006 present the Company’s results of operations assuming that the Transaction had been completed on October 1, 2005, the first day of the Company’s fiscal year ended October 1, 2006. The disposition of the Burger Time assets will be accounted for as a discontinued operation under the provisions of Statement of Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The unaudited pro forma consolidated financial statements presented are based on the assumptions and adjustments described in the accompanying notes. The unaudited pro forma consolidated financial statements are presented for informational purposes only and are not necessarily indicative of the financial position or results of operations that would actually have been reported had the sale occurred as assumed or which may be reported in the future. The unaudited pro forma consolidated financial statements and accompanying notes should be read in conjunction with the Company’s historical financial statements and related notes which are included in the Company’s Annual Report on Form 10-KSB for the year ended October 1, 2007 and Quarterly Reports on Form 10-QSB.

The unaudited pro forma consolidated financial information is based on presently available information and management’s estimates and is not necessarily indicative of the results that would have been reported had the Transaction actually occurred on the dates specified. The final accounting for the disposition of the Burger Time assets is still under review by management and is expected to be finalized prior to the filing of the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 1, 2007. The Company is currently in the process of determining the gain on the Transaction. The pro forma financial information does not purport to be indicative of the Company’s future consolidated financial position or results of operations.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On May 11, 2007, immediately prior to the closing of the Company’s agreement with BTND, LLC to purchase substantially all of the assets related to the Company’s Burger Time business, Gary Copperud and Jeffrey A. Zinnecker resigned from the Board of Directors, Mr. Zinnecker also resigned from the Audit Committee and the Nominating Committee of the Board of Directors and Gary Copperud resigned as an officer of Burger Time Acquisition Corporation.

On May 11, 2007, following the resignation of Gary Copperud and Jeffrey A. Zinnecker as board members, the remaining board of director elected Robert S. Kuschke to fill the Class II vacancy and James B. Lockhart to fill the Class III vacancy, with each election effective May 16, 2007. Under the Company’s Articles of Incorporation, these directors will have the same remaining term as such director’s predecessor. The term of a Class II director expires at the annual meeting following fiscal year 2009 and the term of a Class III director expires at the annual meeting following fiscal year 2007. Mr. Kuschke also was appointed to the Audit Committee and Mr. Lockhart to the Nominating Committee of the Board of Directors. Each of Messrs. Kuschke and Lockhart are “independent directors” under the Nasdaq Marketplace Rules. A summary of the background of the newly appointed directors is as follows:

Class II Director –

Robert S. Kuschke has been the Director of External Reporting at Entegris, Inc., a manufacturer in the microelectronics sector, since February 2000. From 1983 to 2000, Mr. Kuschke served in various accounting and reporting roles with Apogee Enterprises, Inc. From 1977 to 1983, he was employed by Main Hurdman, a public accounting firm. Mr. Kuschke is a graduate of St. John’s University and a certified public accountant.

Class III Director –

James B. Lockhart has been of counsel to the law firm of Smith Partners PLLP located in Minneapolis, Minnesota since 2005. Since 2005, he has also served as General Counsel to Bill Graham Archives, LLC d/b/a Wolfgang’s Vault, which is an internet based business engaged in the promotion and sale of music and memorabilia related to live concert performance of rock and roll artists. From 2001 to 2005, Mr. Lockhart was the General Counsel and Executive Vice President of Fiserv Health, Inc., which was primarily involved in the claims processing of medical claims on behalf of self-insured employers. From 2000 to 2001, Mr. Lockhart served as the Chief Financial Officer for Medtox Scientific, Inc., a toxicology company offering on site and laboratory drug testing and also is a FDA certified device manufacturer of drug testing devices. Mr. Lockhart has a law degree from the University of Minnesota and practiced law with Popham, Haik, Schobrich and Kaufman and subsequently with Hinshaw and Culbertson from 1975 to 2000. Mr. Lockhart also has a degree in Business Administration from the University of Notre Dame.

Item 6.  Exhibits

(a)

Exhibits:

Exhibit No.

Description

10.1

Asset Purchase Agreement made May 11, 2007 retroactive to April 29, 2007 between Burger Time Acquisition Corporation and BTND, LLC.

10.2

Promissory Note dated May 11, 2007 in the amount of $806,317 by BTND, LLC as maker and Burger Time Acquisition Corporation as payee.

31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

31.2

Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

32

Certification pursuant to 18 U.S.C. §1350.

99.1

Proforma Information:

•

Pro Forma Unaudited Consolidated Balance Sheet at April 1, 2007

•

Pro Forma Unaudited Consolidated Statements of Operations for the twenty-six weeks ended April 1, 2007 and for the year ended October 1, 2006

•

Notes to Unaudited Pro Forma Consolidated Financial Information

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STEN CORPORATION
Date: May 15, 2007	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2007	By: /s/ Mark F. Buckrey Mark F. Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)