Form 10QSB
period 2007-07-01
STEN CORP
filed 2007-08-15
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended July 1, 2007

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

☐   YES      ☒   NO

At July 30, 2007 1,990,957 shares of the issuer’s Common Stock were outstanding.

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at July 1, 2007 (unaudited) and October 1,
2006 (audited)

Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended July 1, 2007 and
For the Quarter and Nine Months Ended June 30, 2006 (unaudited)

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended July 1, 2007 and
For the Nine Months Ended June 30, 2006 (unaudited)

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

SIGNATURES

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	July 1, 2007 (unaudited)	October 1, 2006 (audited)
CURRENT ASSETS
Cash and cash equivalents	$822,738	$3,161,394
Accounts receivable, net	187,644	284,031
Current portion of loans receivable	3,941,460	73,288
Inventories	1,065,365	545,525
Income tax receivable	46,328	189,500
Deferred income taxes	49,000	24,000
Current portion of note receivable	152,991	108,000
Other current assets	190,002	107,566
Assets of discontinued business	1,878,636	3,766,644
Total Current Assets	8,334,164	8,259,948
PROPERTY AND EQUIPMENT, NET	1,278,591	896,223
OTHER ASSETS
Intangible assets, net	1,822,835	177,481
Note receivable, net of current portion	1,257,617	574,000
Loan receivable, net of current portion	2,983,403	0
Deferred income taxes	570,200	73,000
Debt issuance costs	441,160	0
Net cash surrender value of life insurance	35,046	35,046
Total Other Assets	7,110,261	859,527
TOTAL ASSETS	$16,723,016	$10,015,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit, bank	$750,000	$0
Current portion of long-term debt	1,860,567	0
Accounts payable	199,836	11,580
Accrued payroll and related taxes	147,330	101,252
Accrued Interest	94,991	0
Other accrued expenses	32,420	21,942
Deferred revenue	296,030	10,628
Liabilities of discontinued business	1,934,049	2,454,230
Total Current Liabilities	5,315,223	2,599,632
LONG-TERM LIABILITIES
Long-term dealer reserves payable	947,815	0
Long-term debt, net of current portion	3,354,502	0
Long-term debt of discontinued business	380,850	0
Total Liabilities	9,998,390	2,599,632
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares authorized
5,000,000 undesignated shares authorized, 1,990,957and 2,047,414 common shares issued and 1,990,957 and 2,018,957 common shares outstanding	19,909	20,189
Additional paid-in capital	4,738,819	4,564,325
Retained earnings	1,965,898	2,831,552
Total Stockholders’ Equity	6,724,626	7,416,066
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,723,016	$10,015,698

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the thirteen weeks ended July 1, 2007	For the three months ended June 30, 2006	For the thirty-nine weeks ended July 1, 2007	For the nine months ended June 30, 2006
REVENUES
Contract manufacturing, net	$304,454	$567,849	$951,902	$1,718,049

Finance charges, net of loan losses and adjustment
of $189,786 for thirteen weeks and $302,269
for thirty-nine weeks ended April 1, 2007	838,910	0	1,699,326	0
TOTAL REVENUES	1,143,364	567,849	2,651,228	1,718,049

COST AND EXPENSES
Costs of goods sold related to Contract manufacturing	187,962	459,304	941,570	1,365,248
Expenses related to STEN Financial
Cost of autos sold	219,235	0	281,535	0
Salaries and benefits	380,259	0	836,564	0
Occupancy and operation expenses	233,065	0	593,473	0
Depreciation and amortization	96,776	0	247,407	0
Cost of capital	140,469	0	287,733	0
Selling, general and administrative	475,752	218,201	930,846	672,403
TOTAL COST AND EXPENSES	1,733,518	677,505	4,119,128	2,037,651

Loss from Continuing Operations	(590,154)	(109,656)	(1,467,900)	(319,602)
OTHER EXPENSE
Interest income	23,199	49,605	70,304	148,338
Interest expense	(27,962)	0	(52,899)	0
Net Other Income (Expense)	(4,763)	49,605	17,405	148,338

Loss from Continuing Operations Before Income Taxes	(594,917)	(60,051)	(1,450,495)	(171,264)

BENEFIT FROM INCOME TAXES	(226,900)	(22,819)	(545,600)	(63,196)
NET LOSS FROM CONTINUING OPERATIONS	(368,017)	(37,232)	(904,895)	(108,068)
Income (loss) from Discontinued Operations	192,327	(1,102,003)	62,641	(659,639)
Provision for (benefit from) income taxes from Discontinued Operations	72,000	(412,951)	23,400	(256,486)
Net income (loss) from discontinued operations	120,327	(689,052)	39,241	(403,153)
NET LOSS	$(247,690)	$(726,284)	$(865,654)	$(511,221)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.18)	$(0.34)	$(0.45)	$(0.38)
Diluted	$(0.18)	$(0.34)	$(0.45)	$(0.37)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$0.06	$(0.01)	$0.02	$0.13
Diluted	$0.06	$(0.01)	$0.02	$0.12
NET LOSS PER SHARE:
Basic	$(0.12)	$(0.35)	$(0.43)	$(0.25)
Diluted	$(0.12)	$(0.35)	$(0.43)	$(0.25)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	1,990,990	2,060,215	1,989,601	2,028,423
Diluted	1,990,990	2,090,606	1,989,601	2,073,829

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the thirty-nine weeks ended July 1, 2007	For the nine months ended June 30, 2006
Cash flows from operation activities:
Net loss	$ (865,654)	$ (511,221)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	304,250	55,397
Reserve for Site Equities note impairment	0	1,062,671
Stock based compensation	127,400	0
Amortization of original issue discount	21,880	0
Amortization of debt issuance costs	29,954	0
Deferred income taxes	(522,200)	(28,000)
Changes in certain assets and liabilities:
Accounts receivable, net	96,387	33,874
Income tax receivable	143,172	(214,164)
Loans receivable, net	(6,133,274)	0
Inventories, net	(514,720)	41,089
Other current assets	(77,410)	27,125
Other assets	0	(23,931)
Accounts payable	188,256	(131,265)
Accrued payroll and related taxes	46,078	23,626
Accrued income taxes	0	(266,160)
Other accrued expenses	(10,662)	6,464
Deferred revenue	233,641	0
Accrued interest	94,991	0
Dealer reserve payable	800,321	0
Net Cash flows from operating activities-continuing operations	(6,037,590)	75,505
Net cash used in discontinued operations	(147,596)	(232,410)
Loss from operations of discontinued businesses	(62,641)	89,988
Gain on sale of assets of discontinued businesses held for sale	(100,000)	(493,019)
Net Cash flows from operating activities-discontinued operations	(310,237)	(635,441)
Net Cash flows from operating activities	(6,347,827)	(559,936)

Cash flows from investing activities:
Investment in certificate of deposit	0	498,198
Advance to Site Equities	0	(1,062,671)
Purchase of Moneyworldlending	(200,000)	0
Purchase of Cash Advance-Utah, net of cash received of $30,000	(570,000)	0
Purchase of assets related to vehicle finance business	(462,987)	0
Purchase of property and equipment	(210,334)	(740,156)
Purchase of intangibles	(12,817)	0
Payments received on notes receivable	81,000	251,814
Decrease in loans on cash surrender value of life insurance	0	11,703
Net Cash flows from investing activities-continuing operations	(1,375,138)	(1,041,112)
Proceeds from sale of assets	1,000,000	1,600,000
Purchase of assets of discontinued businesses	(53,941)	(91,590)
Net Cash flows from investing activities-discontinued operations	946,059	1,508,410
Net Cash flows from investing activities	(429,079)	467,298

Cash flows from financing activities:
Advance on line of credit, bank	750,000	0
Proceeds from long-term debt	4,580,392	0
Payments on long-term debt	(1,114,381)	(766,631)
Proceeds from mortgages of property	500,000	0
Prepaid financing costs	(8,315)	0
Debt issuance costs	(471,114)	0
Repurchase of common shares	(167,427)	(350,512)
Proceeds from exercise of warrants	39,241	0
Proceeds from sale of common stock	0	1,999,998
Net Cash flows from financing activities-continuing operations	4,108,396	882,855
Payments on long-term debt of discontinued businesses	(54,146)	(64,572)
Proceeds on mortgage of property	384,000	0
Net Cash flows from financing activities-discontinued operations	329,854	(64,572)
Net Cash flows from financing activities	4,438,250	818,283

Net increase (decrease) in cash and cash equivalents	(2,338,656)	725,645

Cash and cash equivalents - beginning of period	3,161,394	2,638,694
Cash and cash equivalents - end of period	$ 822,738	$ 3,364,339

Consolidated Statements of Cash Flows continues on the following page

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

continued

	For the thirty-nine weeks ended July 1, 2007	For the nine months ended June 30, 2006
Supplemental cash flow information:
Cash paid for income taxes	$ 0	$ 189,500
Cash received for income taxes	$ 143,172	$ 0
Cash paid for interest and cost of capital	$ 310,257	$ 0

Non-cash investing and financing activities:
Purchase of certain assets and assumed liabilities with
Moneyworldlending acquisition:
Loans receivable	$ 41,998	$ 0
Intangibles	$ 186,351	$ 0
Deferred revenue	$ 28,349	$ 0
Purchase of certain assets and assumed liabilities with
Cash Advance-Utah acquisition:
Loans receivable	$ 165,822	$ 0
Inventories	$ 5,120	$ 0
Property and equipment	$ 182,470	$ 0
Intangibles	$ 240,000	$ 0
Deferred revenue	$ 23,412	$ 0
Purchase of certain assets and assumed liabilities of
Auto finance business:
Loans receivable	$ 510,481	$ 0
Property and equipment	$ 100,000	$ 0
Dealer reserves payable	$ 147,494	$ 0
Warrants issued in connection with debt	$ 175,000	$ 0
Acquisition of customer list and non-solicitation agreement through promissory note	$ 1,400,000	$ 0
Reductions of debt and note receivable for payments made by note receivable holder on behalf of the Company	$ 17,729	$ 0

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

July 1, 2007 and June 30, 2006

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

In 2006, we changed our fiscal year end from September 30 to the Sunday closest (before or after) to September 30 (a fifty-two or fifty-three week year). We also changed the quarterly periods within the new fiscal year so that each quarter will consist of thirteen weeks of two four-week periods followed by one five-week period. The current period represents the thirteen week and thirty-nine week period ended July 1, 2007. Our 2007 fifty-two week fiscal year will end on Sunday, September 30, 2007. The effect on comparisons with prior period calendar quarters is insignificant.

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

Discontinued Operations – On May 11, 2007 the Company’s wholly-owned subsidiary, Burger Time Acquisition Corporation, sold certain assets including the business operations of its Burger Time business, effective April 29, 2007, to BTND LLC, a Colorado limited liability company. The Asset Purchase Agreement provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of Burger Time Acquisition Corporation and certain real estate. The Company will continue to hold certain real estate assets related to Burger Time pending the expected assumption of the related mortgages to BTND at which time transfer of the ownership to the property will be completed.

On January 11, 2006 we sold the former Medical Products Group building in Ham Lake, Minnesota that formerly was our corporate headquarters. In the year ended October 1, 2006, we recorded an impairment of $1,082,671 to discontinued operations relating to advances to Site Equities International, Inc. (“Site Equities”). During the fourth quarter of 2006, we took possession of the Site Equities property and by October 1, 2006, after completing an analysis of the PayCenters business, we concluded to discontinue the business. Therefore the impairment of the Note Receivable of $1,062,671 and expenses incurred of $20,000 were classified as discontinued operations. As of July 1, 2007 the Company had $55,413 in accrued expenses relating to discontinued operations. In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of the sale of the Ham Lake property, the charges related to Site Equities and operations related to Burger Time. All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations.

Auto Finance Subsidiary – We expect to devote a significant portion of our resources to continuing to develop our automobile finance business. Our auto finance business is conducted through our indirect wholly-owned subsidiary, STEN Credit Corporation (“STEN Credit” or “Auto Finance Subsidiary”). Through STEN Credit, we are engaged in providing auto loans to consumers regardless of credit history. Our loans are offered through a limited number of “dealer-partners” who benefit by selling vehicles to consumers who otherwise could not obtain financing. We currently offer our loans through nine dealer-partners in Arizona. The contracts entered into with consumers are installment receivable contracts with full-recourse to dealer-partners. The dealer-partners are paid approximately 68% of the principal contract value at the time we enter into the installment sales contract with the customer. The dealer-partner assumes responsibility for repossessing the vehicle in the event of a contract default. We are generally reimbursed the remaining value of the contract at the time of default and foreclosure. The dealer-partners also maintain a “reserve account” or “hold-back” with STEN Credit as an additional level of collateral for the recourse guarantee equal to approximately 25% of the outstanding installment note receivable balance which is described as long-term dealer reserve payable on the consolidated balance sheet of STEN. The dealer-partner reserve account, or hold-back, is only payable to the dealer after the net amount due to us has been fully-satisfied and then the amount due is only payable as amounts due on the contracts are collected from the underlying installment note borrowers. The dealer reserve account under these arrangements at July 1, 2007 was $947,815 and is reflected as a long-term payable in the accompanying financial statements. The dealer-partner also pays to us a discount fee of up to 7%

of the face value of the installment receivable contracts at the time the contract is entered into. The value of this discount is recognized as additional imputed interest income over the life of the contract.

In addition to installment receivable contracts, we also may finance a portion of the dealer-partner vehicle inventory through a “floor-plan” program. Under this program, we finance up to the full wholesale cost of the dealer-partner’s vehicle inventory and we hold title to the vehicles and the related dealer reserve as collateral. In our auto financing business, the dealer-partners are charged a fee of 2% per month, or for any fraction thereof, to finance vehicle inventory, or “floorplan” a vehicle. The result is an annualized charge of slightly more than 24% per annum. Interest on notes receivable is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. We entered the business of dealer floor-planning on November 7, 2006 by acquiring a portfolio of automobile-related receivables consisting of $225,559 in dealer inventory financing notes and $284,922 in automobile installment purchase notes valued at fair value at the date of purchase. The aggregate purchase price after deducting reserves payable to the dealer of $147,474 was $362,987, which we paid in cash. See Item 5. for the discussion of Risk Factors related to our auto finance business.

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

Under the Agreement with Flash Motors, there shall be no prohibition against Flash Motors competing with STEN Credit, directly or indirectly, provided however that Flash Motors agrees that it will not solicit nor accept any business from STEN Credit’s existing accounts or customers set forth in the agreement except to the extent STEN may grant it permission to do so. Flash Motors further agrees not to solicit business from the prospects list set forth in the agreement (See Note 10).

Buy Here/Pay Here Subsidiary- The Company is developing its own “Buy Here/Pay Here” retail used car business. Our subsidiary, EasyDrive Cars and Credit Corporation, sells used cars and STEN Credit finances their sale. STEN Credit finances sales to customers that typically would not qualify for conventional financing as a result of limited credit histories or past credit problems. STEN Financial’s two used car lots are located in Arizona operating under the names “EasyDrive Cars and Credit” and “Best Price Auto Sales”.

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

For our Contract Manufacturing, we recognize revenue in accordance with Staff Accounting bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 requires revenue to be recognized when all of the following are met: a) persuasive evidence of an arrangement exists; b) delivery of product has occurred; c) the seller’s price to the buyer is fixed or determinable; and d) collectability is reasonable assured. We record sales revenue for the Contract Manufacturing business segment at the time all merchandise is shipped, contractual obligations have been substantially met and title and risk of loss have passed to the customer.

Accounts and Loans Receivable – Trade accounts receivable from our non-finance activities are shown net of an allowance for doubtful accounts and we had reserves of $0 at both July 1, 2007 and October 1, 2006. STEN Financial receivables include loans receivable from our STEN Credit auto finance business and our lending businesses through Alliance Advance. Alliance Advance receivables are net of a reserve for doubtful accounts of $114,903 at July 1, 2007 and $4,341 at October 1, 2006. We record a loan receivable for the amount loaned to the customer. The Buy Here/Pay Here receivables are net of a reserve of 20% of the loan balance, which was $90,571 at July 1, 2007 and $0 at October 1, 2006. For the STEN Financial business, loans receivable over 30 days are considered past due. The Company does not accrue interest on past due loans receivable. Loans are written off only after all collection attempts have failed and are based on individual credit evaluations and specific circumstances of the customer. The fee charged by the Company, which varies for each loan, is not recorded until the cash is collected. In the Company’s dealer-partner loans receivable we record no reserve for doubtful accounts because full recourse goes back to the dealer-partner. An allowance for doubtful accounts potentially would be recognized if the credit standing of the dealer-partner was determined to be impaired.

Loans receivable consisted of the following at:

	July 1, 2007	October 1, 2006

Consumer loans receivable	$ 789,716	$ 77,629
Less: allowance for loan losses	(114,903)	(4,341)
Auto Finance Subsidiary:
Dealer Floorplan notes receivable	1,855,122	0
Vehicle installment notes receivable	4,485,499	0
Less: allowance for loan losses	(90,571)	0
Total loans receivable	6,924,863	73,288
Less: current portion	3,941,460	73,288
Loans receivable, net of current portion	$ 2,983,403	$ 0

Amortization – Intangible assets represent principally the value of the non-solicitation agreements and customer databases which have been purchased and are being amortized over their estimated useful lives using the straight-line method. (See Note 8).

Notes Receivable – A note receivable, due from Life Safe Services, LLC related to the sale of our Emergency Oxygen Service Business, as of July 1, 2007 and October 1, 2006, consist of $601,000 and $682,000, respectively, and which is a subordinated promissory note personally guaranteed by the owners of Life Safe Services, LLC. The Life Safe Note bears interest at a rate of 7.25% per annum. The Life Safe Note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42 on January 1, 2010. Our rights under the LifeSafe Note are subordinate to those of Life Safe Services, LLC’s senior lender. Amounts due on the notes receivable for the years ending 2007, 2008, 2009, and 2010 are $108,000, $108,000, $108,000 and $358,000, respectively.

A note receivable from BTND, LLC, a Colorado limited liability company, related to the sale of our Burger Time Business, as of July 1, 2007 and October 1, 2006, was $809,608 and $0, respectively, and bears interest at a rate of 7.00% per annum with a term of 12 years. Amounts due on the note receivable for the years ending 2007, 2008, 2009, 2010 and 2011 are $14,480, $45,783, $49,092, $52,641 and $56,120, respectively.

The Company, through Burger Time Acquisition Corporation and BTND, LLC, also entered into a second promissory note of $1,886,432 relating to the assumption of two BTAC Properties mortgages with StanCorp.  BTND, LLC intends to assume the Minnesota and North Dakota mortgages and the related promissory note in the thirteen weeks ended September 30, 2007.  Currently, BTND, LLC’s promissory note to Burger Time Acquisition Corporation is intended to pass along to BTND, LLC the obligations of Burger Time Acquisition Corporation under the notes and mortgages with StanCorp. (See Note 10.) A note receivable, due from BTND, LLC related to the sale of our Burger Time Business, as of July 1, 2007 and October 1, 2006, consists of $1,878,636 and $0, respectively.

At July 1, 2007 and October 1, 2006, the long-term debt consisted of the following:

	July 1, 2007	October 1, 2006
Note receivable - Life Safe Services, LLC	$ 601,000	$ 682,000
Note receivable- BTND, LLC	809,608	0
Note receivable- BTND, LLC	1,878,636	0
Totals	3,289,244	682,000
Less current portion	(2,031,627)	(108,000)
Long-term portion	$ 1,257,617	$ 574,000

Original Issue Discount – Original issue discount costs are amortized over the life of the loan using the straight-line method, which approximates the “interest” method. During the thirteen weeks ended April 1, 2007, in connection with securing a new loan with R.W. Sabes Investments, LLC (“Sabes”), the Company issued 219,900 callable warrants, with an exercise price of $4.50. These warrants were valued at $175,000 using management’s estimation of their value and offset against long-term debt. The warrants expire March 1, 2012 and are callable (forcing exercise) when STEN common shares trade above $6.00 for 30 consecutive days. Interest expense recognized related to the original issue discount was $10,940 and $21,880 for the thirteen and thirty-nine weeks ended July 1, 2007, respectively.

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

Assets of Discontinued Business Held For Sale – As a part of the sale of our Medical Products Group in November 2004, we held for sale our former headquarters and operations facility located in Ham Lake, Minnesota.  Accordingly, we reflected the carrying value of the building as an asset of discontinued business held for sale as of September 30, 2005. As a result, we discontinued recording depreciation on the building. The building was sold on January 11, 2006 and as a result, we recognized a pre-tax gain of $493,019 for the nine months ended June 30, 2006 (see Note 13).

Deferred Revenue - In August 2006, we acquired certain assets and assumed certain liabilities of Alliance Cash Advance through our wholly owned subsidiary, STEN Financial. In the first quarter of fiscal 2007, we acquired certain assets and assumed certain liabilities of Utah-based, Cash Advance, and an on-line payday advance business called Moneyworldlending. These businesses have been combined to form Alliance Cash Advance. In November 2006, we acquired certain assets related to sub-prime automobile installment financing and related dealer inventory through our STEN Credit Corporation subsidiary. In accordance with generally accepted accounting principles, we defer certain fees as part of the fee’s yield over the life of the installment contract. The deferred revenue at July 1, 2007 and October 1, 2006 was $296,030 and $10,628, respectively.

Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after October 2, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on October 2, 2006 using the modified prospective method. The amount of expense recorded for the thirteen weeks ended July 1, 2007 was $45,000 ($0.02 per share) and for the thirty-nine weeks ended July 1, 2007 was $127,400 ($0.06 per share). Based on option grants outstanding at July 1, 2007 the Company estimates the expense to be $169,900 for the year ending September 30, 2007 with an estimated total amount of $455,500 for fiscal years 2008 through 2012.

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

	Three months ended June 30, 2006	Nine months ended June 30, 2006
Net loss:
As reported	$ (726,284)	$ (511,221)
Pro forma	$ (741,540)	$ (565,027)
Net loss per share basic:
As reported	$ (0.35)	$ (0.25)
Pro forma	$ (0.36)	$ (0.28)
Net loss per share diluted:
As reported	$ (0.35)	$ (0.25)
Pro forma	$ (0.35)	$ (0.27)

Stock based compensation:
As reported	$ 0	$ 0
Pro forma	$ 15,256	$ 53,806

The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following periods:

	Thirteen weeks ended July 1, 2007	Thirty-nine weeks ended July 1, 2007	Three months ended June 30, 2006	Nine months ended June 30, 2006
Risk free interest rate	4.50%	4.75%	5.75%	5.75%
Expected life of options granted	2.5-6.5 years	2.5-6.5 years	5 years	5 years
Expected volatility range	50.0%	50.0%	50.0%	50.0%
Expected dividend yield	0%	0%	0%	0%

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

Recent Accounting Pronouncements – The FASB has published FASB Interpretation (FIN) 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after October 1, 2007, with earlier adoption permitted. The Company is analyzing whether there is an effect on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option may only be made at initial recognition of the asset or liability or upon a re-measurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position and results of operations

Reclassifications – In addition to the adjustment to accounts made to properly reflect discontinued operations, certain accounts in the prior year’s quarterly consolidated financial statements have been reclassified for comparative purposes to conform to the presentation in the current quarter’s consolidated financial statements. The reclassifications had no effect on consolidated net loss or stockholders’ equity.

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

On November 14, 2006, STEN Credit also entered into an Asset Purchase Agreement to acquire certain assets used in Flash Motor’s business including the equipment for $100,000 which we paid in cash. Under the Asset Purchase Agreement, STEN Credit also assumed the lease for Flash Motors’s Scottsdale, Arizona office (See Note 10).

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the agreement is five years. STEN Credit will pay Flash Motors a total sum of $1,400,000 for Flash Motors and its representatives agree not to solicit the accounts and prospects provided in the agreement. The $1,400,000 was allocated between the non-solicitation agreement and customer list for $700,000 each. Concurrently, STEN Credit issued a promissory note in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. On November 14, 2008, the noteholder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.

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

The purchase of these assets were not considered material to our operating results or total assets, therefore, the Company is not including pro forma financial results for the thirty-nine weeks ended July 1, 2007 and the nine months ended June 30, 2006.

Note 4.  Inventories

Inventories consist of products related to our contract manufacturing operations (raw materials, work in process, finished goods). Inventories are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Inventories consisted of the following at:

	July 1, 2007	October 1, 2006

Raw materials in our contract manufacturing	$ 475,987	$ 458,027

Work in process in our contract manufacturing	46,566	65,799

Finished goods:
Contract manufacturing	86,903	21,699
Used autos	451,550	0
PPD-Check cashing	4,359	0
Total Inventories	$ 1,065,365	$ 545,525

Note 5.  Net Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Our diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period. Options totaling 461,500 and 285,000 shares were excluded from the computation of diluted loss per share for the periods ended July 1, 2007 and June 30, 2006 as their effect was anti-dilutive due to the net loss in the periods. Warrants totaling 589,693 and 369,793 shares were excluded from the computation of diluted loss per share for both periods ended July 1, 2007 and June 30, 2006 as their effect was anti-dilutive due to the net loss in the periods. For the three and nine months ended June 30, 2006, options reflecting 30,391 and 45,506 shares of common stock were included in the weighted average share calculation.

	For the thirteen weeks ended July 1, 2007	For the three months ended June 30, 2006	For the thirty-nine weeks ended July 1, 2007	For the nine months ended June 30, 2006
Net loss from continuing operations	$ (368,017)	$ (37,232)	$ (904,895)	$ (108,068)
Income (loss) from discontinued operations	120,327	(689,052)	39,241	(403,153)
Net loss	(247,690)	(726,284)	(865,654)	(511,221)
Net loss per share – basic
Weighted average shares outstanding	1,990,990	2,060,215	1,989,601	2,028,423

Net loss per share – basic	$ (0.12)	$ (0.35)	$ (0.43)	$ (0.25)
Net loss per share – diluted
Weighted average shares outstanding	1,990,990	2,060,215	1,989,601	2,028,423
Effect of diluted securities	0	30,391	0	45,506
Weighted average shares outstanding	1,990,990	2,090,606	1,989,601	2,073,929

Net loss per share – diluted	$ (0.12)	$ (0.35)	$ (0.43)	$ (0.25)

Note 6.  Income Taxes

As a result of our loss for the year ended October 1, 2006, we applied for an immediate refund of approximately $189,500 relating to taxes paid in the fiscal year 2005. We expect to generate taxable income in future periods and expect to realize our net operating loss carryforward tax benefit to offset regular income tax expense. (See Note 7).

Note 7.  Deferred Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, inventory valuation adjustments and accrued liabilities. Our current deferred tax asset as of July 1, 2007 was $49,000 and $24,000 as of October 1, 2006. We have a long term deferred tax asset as of July 1, 2007 of $570,200 and $73,000 as of October 1, 2006. The Company’s deferred tax asset consists of accrued liabilities of $52,000, reserves for doubtful accounts and inventory of $39,300, intangible assets of $50,000, stock options of $48,000, net operating loss carryforwards of $698,600 offset by depreciation of $(200,000) and other assets of $(21,000).

Note 8.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	July 1, 2007		October 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$ 65,000	$ 6,500	$ 15,000	$ 165	60
Customer lists	1,105,000	79,333	75,000	2,500	60-120
Trade name	55,000	10,084	55,000	1,834	60
Non-solicitation agreement	700,000	81,667	0	0	60
Other intangibles	91,649	16,230	40,460	3,480	60

Total	$2,016,649	$ 193,814	$ 185,460	$ 7,979

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 6.85 years). Amortization of intangible assets was $73,208 and $185,836 for the thirteen and thirty-nine weeks ended July 1, 2007. Amortization of intangible assets was $441 and $1,268 for the three and nine months ended June 30, 2006. Estimated amortization expense of intangible assets for fiscal years 2007, 2008, 2009, 2010, and 2011 is $281,086, $304,996, $304,695, $304,695 and $298,617 per year, respectively.

Note 9.  Line of Credit, Bank

In January 2005, we entered into a $750,000 line of credit agreement with Citizens Independent Bank. The line of credit is subject to a defined borrowing base. Amounts outstanding bear interest at prime plus .5% (8.75% at both July 1, 2007 and October 1, 2006). The line of credit is collateralized by substantially all of the assets of STEN Corporation, as well as personal guarantees of Kenneth W. Brimmer and Gary Copperud, both of whom are directors and officers of the Company. At July 1, 2007 the Company had borrowings of $750,000 under this agreement. In July 2007, the Company and Citizens Independent Bank entered into an amendment to the original agreement, to extend the maturity date of the note to September 30, 2007. All other terms and conditions of the original agreement remain in full force and continue to be binding on the Company.

Note 10.  Long-Term Debt

In February 2007, the Company filed a registration statement for the public offering of up to $25 million of renewable unsecured subordinated notes that was declared effective in April 2007. As of July 1, 2007, the Company had $903,150 outstanding in renewable unsecured subordinated notes and $3,701 of accrued interest for a total of $906,851. The table below represents the Company’s outstanding notes payable as of September 30, 2007.

Renewable unsecured subordinated notes:

Original Term	Principal Amount	Weighted Average Interest Rate
3 months	$ 81,100	8.81%
6 months	103,750	9.47%
1 year	336,800	12.35%
2 years	52,500	12.90%
3 years	292,000	13.86%
4 years	10,000	12.70%
5 years	15,000	12.72%
10 years	12,000	13.08%
Total	$ 903,150	12.24%

The Company made interest payments of $6,193 and $0 on the renewable unsecured subordinated notes during the thirteen weeks ended July 1, 2007 and three months ended June 30, 2006, respectively. The weighted average term on the outstanding renewable unsecured subordinated notes is 21 months.

The Company incurred $471,114 in costs related to the issuance of the renewable unsecured subordinated notes in the thirty-nine weeks ended July 1, 2007. The costs can be broken down into three distinct categories (i) Offering Costs (ii) On-Going Costs (iii) Annual Costs. These costs have been capitalized and will be amortized as a component of selling, general and administrative expense. The on-going costs associated with the debt offering are being amortized over the weighted-average term of the debt. The current weighted-average term is 21 months. The Company expensed $29,957 and $0 for the thirty-nine weeks ended July 1, 2007 and nine months ended June 30, 2006, respectively. In connection with the debt offering, the Company will incur certain annual costs that are being amortized over a 12-month period and offering costs that are being amortized over a 10 year period.

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

On February 13, 2007, STEN Credit Corporation and the Company entered into a Credit Agreement under which R. W. Sabes Investment, LLC (“Sabes”) will loan up to $3,000,000 to STEN Credit, subject to a defined borrowing base of STEN Credit assets. STEN Credit made an initial draw of $1,845,845 on February 13, 2007. Amounts borrowed under the note bear interest at 15% and are due August 12, 2009. Principal and interest under the Note is convertible, at the option of the holder, into shares of the Company’s common stock at a rate of one share for each $8.20 converted. The Company granted Sabes a security interest in substantially all of its assets. The security interest and the Company’s obligations are subordinate to the security interest and obligations of the Company to Citizens Independent Bank. The Company borrowed an additional $527,696 on June 28, 2007.

As additional consideration, the Company issued to Sabes a redeemable warrant to purchase 219,900 shares of the Company’s common stock at an exercise price of $4.50 per share. The Warrant may be exercised by the holder at any time prior to March 1, 2012. The shares of common stock underlying the Warrant may be redeemed by the Company in three separate tranches if the closing sales price of the Company’s common stock exceeds $6.00 per share for at least thirty consecutive trading days, among other conditions. The gross proceeds of $1,845,845 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using management's estimates of fair value. The resulting original issue discount of the fair value of the warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method. The note is convertible by the holder.  The Company noted there was not a beneficial conversion associated with the convertible note since the conversion value was greater than the fair market value of the stock at the time of issuance.  The Company recorded amortization of original issue discount of $10,940 and $21,880 for the thirteen and thirty-nine week period ended July 1, 2007.

On January 24, 2007, STEN Credit Corporation borrowed $100,000 from a private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $104,000 was due and payable under the Note on April 24, 2007. On January 30, 2007, STEN Credit Corporation borrowed $50,000 from the same private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $52,000 was due and payable under the Note on April 30, 2007. STEN Credit’s indebtedness to the private lender under the promissory note was unsecured and unconditionally guaranteed by STEN Corporation. The Company paid the notes in full on April 24, 2007 and May 1, 2007, respectively.

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

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the Agreement is five years. STEN Credit will pay Flash Motors a total sum of $1,400,000 for Flash Motors and its representatives agree not to solicit the accounts and prospects provided in the agreement. Concurrently, STEN Credit issued a promissory note in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. On November 14, 2008, the noteholder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.

On May 9, 2005 and May 10, 2005, the Company completed a mortgage financing relating to eight parcels of real estate used in BTAC’s operations. BTAC Properties received $995,000 relating to the North Dakota properties and $1,060,000 relating to the Minnesota properties from StanCorp Mortgage (the “Lender”). In consideration of these loans, BTAC Properties issued two promissory notes to the Lender. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC Properties on the notes. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the notes. To facilitate the payment by BTAC Properties of the obligations under the notes, BTAC and BTAC Properties have entered into leases for each of the eight properties. The rent amounts to be paid by BTAC to BTAC Properties under the leases have been assigned to the Lender for repayment of amounts owed under the notes. The notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621, with the final payment due June 1, 2020. The obligations of the notes are collateralized by a mortgage, assignment of rents, security agreement and fixture filing in favor of the Lender on each of the eight properties. The Company, through Burger Time Acquisition Corporation and BTND, LLC, also entered into a second promissory note of $1,886,432 relating to the assumption of two BTAC Properties mortgages with StanCorp.  BTND, LLC intends to assume the Minnesota and North Dakota mortgages and the related promissory note in the thirteen weeks ended September 30, 2007. Currently, BTND, LLC’s promissory note to Burger Time Acquisition Corporation is intended to pass along to BTND, LLC the obligations of Burger Time Acquisition Corporation under the notes and mortgages with StanCorp.

At July 1, 2007 and October 1, 2006, the long-term debt consisted of the following:

	April 1, 2007	October 1, 2006
Renewable Unsecured Subordinated Notes	$ 906,851	$ 0
Promissory note - private investor	400,000	0
Promissory notes - Flash Motors	1,400,000	0
Promissory note - R.W. Sabes, net of original issue discount of $153,120.	2,012,178	0
Mortgage note payable - Austin Bank	496,042	0
Mortgage note payable - Bremer Bank	380,849	0
Mortgage note payable - StanCorp - Minnesota properties	969,033	1,004,481
Mortgage note payable - StanCorp - North Dakota properties	909,603	942,881
Totals	7,474,556	1,947,362
Less current portion	(1,860,567)	0
Less Liabilities of discontinued business	(1,878,636)	(1,947,362)
Long-term portion	$ 3,735,353	$ 0

Note 11.  Segment Reporting

Our two reportable segments are strategic business units that offer different products. They are managed separately as each business requires different technology and business processes. Corporate and Contract Manufacturing represents the administrative activities and costs associated with our general corporate activities and Contract Manufacturing represents our Texas-based STENCOR, Inc. subsidiary which is engaged in providing contract injection molding services. STEN Financial is comprised of the businesses of its three subsidiaries, STEN Credit

Corporation, which operates the automobile finance business, EasyDrive Cars and Credit who operates our retail used car sales lots and Alliance Advance Inc. which operates the deferred presentment (payday) check cashing and title loan business under the names Alliance Cash Advance and Moneyworldlending.

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

	Corporate and Contract Manufacturing	STEN Financial	Total

Thirteen weeks ended July 1, 2007
Revenues	$ 304,454	$ 838,910	$ 1,143,364
Loss from operations	(369,375)	(220,779)	(590,154)
Identifiable assets	2,698,003	14,428,415	17,126,418
Depreciation and amortization	22,474	46,370	68,844
Capital expenditures	24,220	91,818	116,038

Three months ended June 30, 2006
Revenues	$ 567,849	$ 0	$ 567,849
Loss from operations	(109,656)	0	(109,656)
Identifiable assets	5,326,037	0	5,326,037
Depreciation and amortization	16,585	0	16,585
Capital expenditures	719	0	719

Thirty-nine weeks ended July 1, 2007
Revenues	$ 951,902	$ 1,699,326	$ 2,651,228
Loss from operations	(941,570)	(501,153)	(1,442,723)
Identifiable assets	2,698,003	14,428,415	17,126,418
Depreciation and amortization	56,843	247,407	304,250
Capital expenditures	64,575	145,759	210,334

Nine months ended June 30, 2006
Revenues	$ 1,718,049	$ 0	$ 1,718,049
Loss from operations	(319,602)	0	(319,602)
Identifiable assets	5,326,037	0	5,326,037
Depreciation and amortization	56,607	0	56,607
Capital expenditures	741,366	0	741,336

Note 12.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares that replaced a repurchase program originally adopted in September 2001. On September 29, 2006 our Board of Directors authorized a repurchase program in the amount of 200,000 shares that replaced a repurchase program originally adopted in November 2004. The Company purchased a total of 60 and 37,810 shares of common stock for a cost of $240 and $167,427 during the thirteen and thirty-nine weeks ended July 1, 2007, respectively.

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

Major Customers - As of July 1, 2007, the Company has nine dealer-partners in its STEN Credit business. One dealer-partner represents 36.64% or $2,533,052 of our total loans receivable of $6,912,116 at July 1, 2007. A second dealer-partner represented 20.05% or $1,386,277 of our total loans receivable as of July 1, 2007. Our contract manufacturing revenues are the result of sales to a single customer, which represents 69% of trade receivables.

Note 13.  Discontinued Operations

Burger Time Sale - On May 11, 2007 the Company’s wholly-owned subsidiary, Burger Time Acquisition Corporation, entered into and closed the transactions contemplated by an Asset Purchase Agreement dated May 11, 2007 effective April 29, 2007 with BTND LLC, a Colorado limited liability company (the “Buyer”). The Asset Purchase Agreement provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of Burger Time Acquisition Corporation and the real estate held by BTAC Properties Inc. Immediately prior to the transaction with BTND, LLC, Gary Copperud and Jeffrey A. Zinnecker, resigned as directors of the Company and Mr. Copperud resigned as an officer. BTND, LLC is an affiliate of Gary Copperud and Jeffrey A. Zinnecker.

The purchase price for the assets was $1,806,319 plus the assumption by the Buyer of certain liabilities relating to mortgages of BTAC Properties Inc. as of April 30, 2007. Of the purchase price, $1,000,000 was paid in cash and $806,319 was paid by delivery of a promissory note. The note bears interest at a rate of 7.00% per annum with a term of 12 years. The Company, through Burger Time Acquisition Corporation and BTND, LLC, also entered into a second promissory note of $1,886,432 relating to the assumption of two BTAC Properties mortgages with StanCorp.  BTND, LLC intends to assume the Minnesota and North Dakota mortgages and the related promissory note in the thirteen weeks ended September 30, 2007. Currently, BTND, LLC’s promissory note to Burger Time Acquisition Corporation is intended to pass along to BTND, LLC the obligations of Burger Time Acquisition Corporation under the notes and mortgages with StanCorp. See Note 10. The Company recognized a gain of $100,000 upon the sale.

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Burger Time Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The income (loss) from discontinued operations for the thirteen and thirty-nine weeks ended July 1, 2007 and for the three and nine months ended June 30, 2006 respectively, consist of the following:

	For the thirteen weeks ended July 1, 2007	For the three months ended June 30, 2006	For the thirty-nine weeks ended July 1, 2007	For the nine months ended June 30, 2006

Revenue, net	$ 543,550	$ 1,909,898	$ 3,580,035	$4,887,519

Cost of goods sold	419,797	1,714,204	3,303,726	4,702,836

Gross profit	123,753	195,694	276,309	184,683

Total operating expenses	31,426	99,935	313,668	274,671

Net income (loss) operations	92,327	95,759	(37,359)	(89,988)

Gain on sale of assets:
Sale Price	1,806,319		1,806,319
Less costs and expenses
Cash in Stores	10,200		10,200
Accounts Receivable	21,124		21,124
Inventories	56,659		56,659
Prepaids	28,505		28,505
Property and Equipment, net	1,424,033		1,424,033
Intangibles, net	71,669		71,669
Prepaid Mortgage Costs	94,129		94,129
Total costs of sale	1,706,319		1,706,319
Net gain on sale before taxes	100,000		100,000
Income (loss) from discontinued operations before income taxes	$ 192,327	$ 95,759	$ 62,641	$ (89,988)

Ham Lake Property Sale - On August 10, 2005, we entered into a Purchase Agreement with OLD Holdings, LLC (“Holdings”) for the sale to Holdings of our property located at 13828 Lincoln Street NE, Ham Lake, Minnesota. In connection with the Agreement, the Company and Holdings also entered into a lease agreement dated October 15, 2005 relating to the lease to OLD Holdings of the Ham Lake facilities pending the closing of the sale. Other than in respect of the transactions contemplated by the Agreement, there are no relationships between Holdings and the Company, or any director or officer of the Company.

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

In accordance with the provisions of SFAS 144, we have not included the sale of our Ham Lake property to OLD Holdings in the results from continuing operations. The results of this sale have been reflected as discontinued operations. The income from discontinued operations for the three and nine months ended June 30, 2006, consist of the following:

	For the thirteen weeks ended July 1, 2007	For the three months ended June 30, 2006	For the thirty-nine weeks ended July 1, 2007	For the nine months ended June 30, 2006
Gain on sale of assets:
Sale Price	$ 0	$ 0	$ 0	$ 1,600,000
Less costs and expenses
Property and Equipment, net	0	0	0	750,960
Accrued Payable	0	0	0	82,500
Transaction, Legal, Transition and other	0	135,091	0	273,521
Total costs of sale	0	135,091	0	1,106,981
Net gain (loss) on sale before taxes	0	(135,091)	0	493,019
Income (loss) from discontinued operations before income taxes	$ 0	$ (135,091)	$ 0	$ 493,019

The table below is a consolidation of the sale of our Burger Time business and of our Ham Lake Property. In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Burger Time business in the results of continuing operations. The results of operations for this business have been reflected as discontinued operations. The income (loss) from discontinued operations for the thirteen and thirty-nine weeks ended July 1, 2007 and for the three and nine months ended June 30, 2006 respectively, consist of the following:

	For the thirteen weeks ended July 1, 2007	For the three months ended June 30, 2006	For the thirty-nine weeks ended July 1, 2007	For the nine months ended June 30, 2006

Revenue, Net	$ 543,550	$ 1,909,898	$ 3,580,035	$4,887,519

Cost of Goods Sold	419,797	1,714,204	3,303,726	4,702,836

Gross Profit	123,753	195,694	276,309	184,683

Total operating expenses	31,426	99,935	313,668	274,671

Net (loss) income operations	92,327	95,759	(37,359)	(89,988)

Gain on sale of assets:
Sale Price	1,806,319		1,806,319	1,600,000
Less costs and expenses
Cash in Stores	10,200		10,200
Accounts Receivable	21,124		21,124
Inventories	56,659		56,659
Prepaids	28,505		28,505
Property and Equipment, net	1,424,033		1,424,033	750,960
Intangibles, net	71,669		71,669
Prepaid Mortgage Costs	94,129		94,129
Accrued Payable	0		0	82,500
Transaction, Legal, Transition and other	0	135,091	0	273,521
Total costs of sale	1,706,319	135,091	1,706,319	1,106,981
Net (loss) on sale before taxes	100,000	(135,091)	100,000	493,019
Income (loss) from discontinued operations before income taxes	$ 192,327	$ (39,332)	$ 62,641	$ 403,031

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

STEN Corporation and subsidiaries (“we”, the “Company” or “STEN”) is a diversified business.

In January 2006, we created STEN Financial Corporation as a wholly-owned subsidiary. Through this subsidiary and its subsidiaries, we operate a retail and online deferred presentment (or “payday”) loan business, check-cashing stores, a sub-prime automobile finance business and retail used automobile sales business. We entered into the retail payday loan business in August 2006 through the acquisition of a location in Tempe, Arizona under the name Alliance Cash Advance and the on-line payday loan business in October 2006 through the acquisition of moneyworldlending.com. These two payday loan businesses are now operated through Alliance Advance, Inc., a subsidiary of STEN Financial. In October, 2006, STEN Financial acquired three retail check-cashing stores under the tradename Cash Advance. In November 2006, a subsidiary of STEN Financial, STEN Credit Corporation (formerly known as Colfax Financial Corporation), began to develop a sub-prime automobile finance business following the acquisition of installment notes and used car dealer inventory or “floor plan” financing notes from Flash Motors, Inc. In February 2007, STEN Financial Corporation’s subsidiary, Easydrive Cars and Credit Corporation, began operating a “Buy Here/Pay Here” retail used auto selling business.

The Company also manufactures, on a contract basis, a line of sterilization containers and filters for use by hospitals, clinics and surgery centers.

On May 11, 2007 the Company’s wholly-owned subsidiary, Burger Time Acquisition Corporation, entered into and closed the transactions contemplated by an Asset Purchase Agreement dated May 11, 2007 effective April 29, 2007 with BTND LLC, a Colorado limited liability company. The Asset Purchase Agreement provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of Burger Time Acquisition Corporation and the real estate held by BTAC Properties Inc. In accordance with accounting rules, we have reclassified our previously reported financial results to exclude the results of the operations related to Burger Time. All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations.

Results of Operations

For the thirteen weeks ended July 1, 2007 and three months ended June 30, 2006

Revenues consisting of STEN Financial and the contract manufacturing businesses for the thirteen weeks ended July 1, 2007 increased 101.35% to $1,143,364 from $567,849 for the three months ended June 30, 2006. This increase of $575,515 is due to the greater emphasis being placed in developing our STEN Financial business segment. Revenues for STEN Financial were $838,910 for the thirteen weeks ended July 1, 2007 as compared to $0 for the corresponding quarter in fiscal 2006. Revenues in our Contract Manufacturing business, for the thirteen weeks ended July 1, 2007 decreased to $304,454 as compared to $567,849 for the quarter ended June 30, 2006. The 46.4% decrease in revenue for the thirteen weeks ended July 1, 2007 in our contract manufacturing business comes from a drop in orders from our major customer. We continue to monitor this situation closely.

With the formation of STEN Credit Corporation and the acquisition of our payday loan businesses which have been combined under the name Alliance Cash Advance, we expect to see revenue continued growth in our STEN Financial business. The financial business is expected to become the dominate business segment for the Company.

Provision for loan losses and adjustments for the thirteen weeks ended July 1, 2007 were $189,786 compared to $0 for the three months ended June 30, 2006. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. Provisions for loan losses and adjustments were $118,786 in our consumer lending operations and $71,000 in our STEN Credit operation for the thirteen weeks ended July 1, 2007.

Cost of goods sold for the thirteen weeks ended July 1, 2007 was $187,962 compared to $459,304 for the three months ended June 30, 2006. The cost of goods sold reflects the expenses incurred in our Contract Manufacturing business segment. The $271,342 decrease in costs of goods sold is the result of lower sales in the thirteen weeks ended July 1, 2007 as compared to the three months ended June 30, 2006.

Cost of automobiles sold for the thirteen weeks ended July 1, 2007 was $219,235 compared to $0 for the three months ended June 30, 2006. These expenses reflect the costs of autos sold in our Easydrive Cars and Credit retail lots, which began in February of 2007.

Salaries and benefits in our STEN Financial business for the thirteen weeks ended July 1, 2007 were $380,259 compared to $0 for the three months ended June 30, 2006. The salaries and benefits included $148,889 in our consumer lending operations and $231,370 in our STEN Credit business for the thirteen weeks ended July 1, 2007.

Occupancy and operating expenses for the thirteen weeks ended July 1, 2007 was $233,065 compared to $0 for the three months ended June 30, 2006. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. Currently the Company has eight locations, five in Arizona and three in Utah, in this business segment. Occupancy and operating expenses were $190,996 in our consumer lending operations and $42,069 in our STEN Credit business for the thirteen weeks ended July 1, 2007.

Depreciation for the thirteen weeks ended July 1, 2007 was $96,776 compared to $0 for the three months ended June 30, 2006. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $34,036 for our consumer lending operations and $62,740 in our STEN Credit operation for the thirteen weeks ended July 1, 2007.

Cost of capital for the thirteen weeks ended July 1, 2007 was $76,955 compared to $0 for the three months ended June 30, 2006  These expenses reflect the interest expense on the renewable subordinated notes used directly in our auto financing subsidiary of STEN Credit.

Selling, general and administrative expenses for the thirteen weeks ended July 1, 2007 increased $437,530 to $539,266 from $218,201 during the quarter ended June 30, 2006. The increase in expenses is the result of the stock based compensation and expenses relating to the amortization of prepaid costs associated with the registered offering of the renewable subordinated notes.

For the thirty-nine weeks ended July 1, 2007 and nine months ended June 30, 2006

Revenues consisting of STEN Financial and the contract manufacturing businesses for the thirty-nine weeks ended July 1, 2007 increased 54.31% to $2,651,228 from $1,718,049 for the nine months ended June 30, 2006. This increase, of $933,179 is due to the greater emphasis being placed in developing our STEN Financial business segment. Revenues for STEN Financial were $1,699,326 for the thirty-nine weeks ended July 1, 2007 as compared to $0 for the corresponding period in fiscal 2006. Revenues in our Contract Manufacturing business, for the thirty-nine weeks ended July 1, 2007 decreased to $951,902 as compared to $1,718,049 for the nine months ended June 30, 2006. With the formation of STEN Credit Corporation and the acquisition of our payday loan businesses which have been combined under the name Alliance Cash Advance we expect to see revenue continued growth in our STEN Financial business. The financial business is expected to become the dominate business segment for the Company. The 44.59% decrease in revenue for the thirty-nine weeks ended July 1, 2007 in our contract manufacturing business comes from a drop in orders from our customer. We continue to monitor this situation closely and hope new marketing efforts will bring about additional sales in the final thirteen weeks of fiscal 2007. Provision for loan losses and adjustments for the thirty-nine weeks ended July 1, 2007 was $302,269 compared to $0 for the nine months ended June 30, 2006. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. Provisions for loan losses and adjustments were $211,698 in our consumer lending operations and $90,571 in our STEN Credit operation for the thirty-nine weeks ended July 1, 2007.

Costs of goods sold for the thirty-nine weeks ended July 1, 2007 was $941,570 compared to $1,365,248 for the nine months ended June 30, 2006. The cost of goods sold reflects the expenses incurred in manufacturing in our Contract Manufacturing business segment. The $423,678 decrease in costs of goods sold is the result of the 44.59% decrease in revenues the Contract Manufacturing business experienced in the thirty-nine weeks ended July 1, 2007 as compared to the nine months ended June 30, 2006.

Cost of auto sold for the thirty-nine weeks ended July 1, 2007 was $281,535 compared to $0 for the nine months ended June 30, 2006. These expenses reflect the costs of autos sold in our Easydrive Cars and Credit retail lots.

Salaries and benefits for the thirty-nine weeks ended July 1, 2007 were $836,564 compared to $0 for the nine months ended June 30, 2006. These salaries and benefits reflect the cost of labor and benefits in our STEN Financial business segment. The salaries and benefits included $431,356 in our consumer lending operations and $405,208 in our STEN Credit business for the thirty-nine weeks ended July 1, 2007.

Occupancy and operating expenses for the thirty-nine weeks ended July 1, 2007 was $593,473 compared to $0 for the nine months ended June 30, 2006. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. Currently the Company has eight locations, five in Arizona and three in Utah, in this business segment. Occupancy and operating expenses were $451,303 in our consumer lending operations and $142,170 in our STEN Credit business for the thirty-nine weeks ended July 1, 2007.

Depreciation for the thirty-nine weeks ended July 1, 2007 was $247,407 compared to $0 for the nine months ended June 30, 2006. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $111,402 for our consumer lending operations and $136,005 in our STEN Credit operation for the thirty-nine weeks ended July 1, 2007.

Cost of Capital for the thirty-nine weeks ended July 1, 2007 was $224,219 compared to $0 for the nine months ended June 30, 2006. These expenses reflect the interest expense, or cost of capital, on the notes payable used directly in our auto financing subsidiary of STEN Credit.

Selling, general and administrative expenses for the thirty-nine weeks ended July 1, 2007 increased $321,957 to $994,360 from $672,403 during the nine months ended June 30, 2006. This 40.0% increase can mainly be attributed to an increase of $127,400 ($0.06 per share) related to the allocation of stock based compensation.

Liquidity and Capital Resources

On May 11, 2007, we completed the sale of our Burger Time business. The purchase price for the assets was $1,806,319 plus the assumption by the Buyer of certain liabilities relating to mortgages of BTAC Properties Inc. as of April 29, 2007. Of the purchase price, $1,000,000 was paid in cash and $806,319 was paid by delivery of a promissory note. The note bears interest at a rate of 7.00% per annum with a term of 12 years. The Company recognized a gain of $100,000 upon the sale.

In February 2007, the Company filed a public offering of up to $25 million of renewable unsecured subordinated notes that was declared effective in April 2007. As of July 1, 2007, the Company had $903,150 outstanding in renewable unsecured subordinated notes and $3,701 of accrued interest for a total of $906,851.

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

On February 13, 2007, STEN Credit Corporation and the Company entered into a Credit Agreement under which Sabes will loan up to $3,000,000 to STEN Credit, subject to a defined borrowing base of STEN Credit assets. STEN Credit made an initial draw of $1,845,845 on February 13, 2007. In June 2007 the Company borrowed an additional $527,696 and the balance as of July 1, 2007 was $2,165,316. Amounts borrowed under the note bear interest at 15% and are due August 12, 2009. Principal and interest under the Note is convertible, at the option of the holder, into shares of the Company’s common stock at a rate of one share for each $8.20 converted. The Company granted Sabes a security interest in substantially all of its assets. The security interest and the Company’s obligations are subordinate to the security interest and obligations of the Company to Citizens Independent Bank.

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

On January 24, 2007, STEN Credit Corporation borrowed $100,000 from a private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $104,000 is due and payable under the Note on April 24, 2007. On January 30, 2007, STEN Credit Corporation borrowed $50,000 from the same private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $52,000 is due and payable under the Note on April

 30, 2007. STEN Credit’s indebtedness to the private lender under the promissory note is unsecured and unconditionally guaranteed by STEN Corporation. The Company paid the notes in full in April 2007.

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

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the Agreement is five years. STEN Credit will pay Flash Motors a total sum of $1,400,000 for Flash Motors and its representatives agree not to solicit the accounts and prospects provided in the agreement. Concurrently, STEN Credit issued a promissory note in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. On November 14, 2008, the noteholder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.

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

The notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $17,621, with the final payment due June 1, 2020. The obligations of the notes are collateralized by a mortgage, assignment of rents, security agreement and fixture filing in favor of the Lender on each of the eight properties. The Company, through Burger Time Acquisition Corporation and BTND, LLC, also entered into a second promissory note of $1,886,432 relating to the assumption of two BTAC Properties mortgages with StanCorp. BTND, LLC intends to assume the Minnesota and North Dakota mortgages and the related promissory note in the thirteen weeks ended September 30, 2007. Currently, BTND, LLC’s promissory note to Burger Time Acquisition Corporation is intended to pass along to BTND, LLC the obligations of Burger Time Acquisition Corporation under the notes and mortgages with StanCorp. See  Note 10.

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

 We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and bank line of credit. However, our auto finance business conducted through STEN Credit will require significant capital to continue to grow. Since we began conducting this business, we have relied upon receivable-based borrowings and the issuance of the renewable unsecured subordinated notes to support the growth of this business. If such borrowings were not available to the Company and if the Company is unable to otherwise adequately fund the STEN Credit business, the growth of this business, and of the Company, could be restricted. As of July 1, 2007, we had working capital of $3,018,941 as compared to $5,660,316 at October 1, 2006, and long-term debt of $3,735,352 at July 1, 2007 compared to $0 at October 1, 2006. As of July 1, 2007, we had $822,738 in cash and cash equivalents as compared to $3,161,394 at October 31, 2006. The $2,641,375 decrease in working capital at July 1, 2007 compared to October 1, 2006 was primarily the result of establishing our STEN Financial business. The Company, through STEN Financial, used cash and purchased certain assets from Flash Motors for $462,987, certain assets from National Financial Services, LLC for $570,000 and certain assets from Dimah Financial for $200,000. The Company also used cash to repurchase stock for $167,427 and to purchase other fixed assets of $210,334.

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

For our Contract Manufacturing we recognize revenue in accordance with Staff Accounting bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 required revenue to be recognized when all of the following are met: a) persuasive evidence of an arrangement exists; b) delivery has occurred or services have been rendered; c) the seller’s price to the buyer is fixed or determinable; and d) collectability is reasonable assured. We record sales revenue for the Contract Manufacturing business segment at the time all merchandise is shipped, contractual obligations have been substantially met and title and risk of loss have passed to the customer.

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

(d) Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe no impairment charges need to be recorded as of July 1, 2007. Certain assumptions and estimates are employed by management in determining the fair value of assets acquired, including goodwill and other intangible assets, and in determining whether the fair values of the applicable reporting units exceed their carrying values. The evaluation of fair value requires the use of projections, estimates and assumptions as to the future performance of the operations in performing a discounted cash flow analysis as well as assumptions regarding sales and earnings multiples that would be applied in comparable acquisitions in the industry. Actual results could differ from these assumptions and projections resulting in us revising our assumptions and, if required, recognizing an impairment loss.

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

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information regarding purchases made by the Company of its equity securities in the thirty-nine weeks covered by this report:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Oct 1 – Dec 31, 2006	37,750	$ 4.43	37,750	175,110
Jan 1 – Apr 1, 2007	0	$ 0	0	162,250
Apr 2 – Jul 1, 2007	60	$ 4.00	60	162,190
Total	37,810	$ 4.43	37,750	162,190

(1)

On September 29, 2006, the Board of Directors authorized a repurchase program in the amount of 200,000 shares from time to time in open market transactions or in privately negotiated transactions.  The September 2006 stock repurchase program replaced a repurchase program originally adopted in November 2004.

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters To A Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on April 12, 2007. Of the 1,981,207 shares of common stock outstanding and entitled to vote at the meeting, 1,969,543 shares were present, either in person or by proxy. The following describes the matters considered by the Company’s shareholders at the Annual Meeting, as well as the results of the votes cast at the Annual Meeting.

1.

To elect two directors to hold office as Class II director for a three-year term or until their respective successors have been elected and shall qualify.

Nominee	Votes

Kenneth Brimmer	For:	1,942,404
	Withheld:	27,139

Gary Copperud	For:	1,942,404
	Withheld:	27,139

The terms of Allan D. Anderson, Jeffrey A. Zinnecker and Gervaise Wilhelm continued after the Annual Meeting.

Item 5.

Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective August 10, 2007, the Board of Directors approved an increase in the number of directors to six and appointed Steven F. Sabes as a director. Mr. Sabes will serve as a Class I director with a term expiring at the annual meeting following fiscal year 2008.

Steven F. Sabes is the son of Robert W. Sabes who controls R.W. Sabes Investment, LLC.  Steven F. Sabes reports no that he has no relationship with R.W. Sabes Investment, LLC and reports no other relationship or transactions between him and the Company, its executive officers or auditors. After consideration of these matters and other matters bearing on his independence, the Board of Directors determined that Mr. Sabes is an “independent director” under the Nasdaq Marketplace Rules.

In connection with Mr. Sabes’ appointment, the Board of Directors restructured the Audit Committee and Compensation Committee of the Board of Directors. As of August 10, 2007, Mr. Sabes was appointed to the Audit Committee to serve with Allan D. Anderson (Chair) and Robert S. Kuschke. Further, as of August 10, 2007, the Compensation Committee is comprised of Allan D. Anderson, Gervaise Wilhelm and James B. Lockhart.

Item 6.  Exhibits

(a)

Exhibits:

Exhibit No.

Description

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

STEN CORPORATION
Date: August 15, 2007	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: August 15, 2007	By: /s/ Mark F. Buckrey Mark F. Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)