Form 10KSB
period 2007-09-30
STEN CORP
filed 2007-12-31
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-KSB

______________________________

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2007

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

(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:  None

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [   ]   Yes     [X]   No

State issuer’s revenues for its most recent fiscal year:   $4,556,275

Based upon the closing price of the issuer’s common stock on December 19, 2007 of $1.34 as reported by The NASDAQ Capital Market, the aggregate market value of such common stock held by non-affiliates of the issuer as of December 19, 2007 was approximately $2,804,289.

As of December 19, 2007, the issuer had outstanding 2,528,751 shares of common stock, $.01 par value.

Documents Incorporated by Reference:    None.

TABLE CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward Looking Statements

Statements included in this Annual Report on Form 10-KSB, in our quarterly reports, in future filings by us with the Securities and Exchange Commission, in the Company’s press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,”  “anticipate” and similar expressions are intended to identify such forward-looking statements. Certain important factors could cause results to differ materially from those anticipated by some statements made herein and these statements are not predictions of actual future results. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in this Annual Report on Form 10-KSB, including those discussed under “Risks Related to Our Businesses,” as well as others not now anticipated. All such forward-looking statements, whether written or oral, and whether made by or on our behalf are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Introduction

STEN Corporation is a diversified business. We were incorporated in Minnesota in 1978 under the name Oxboro Medical International, Inc. In February 2005, we changed our name to STEN Corporation (“STEN”) from Sterion Incorporated. Our corporate offices are located in Minnetonka, Minnesota.

Currently, our operations are divided into two areas. The first is the business operations of STEN, which includes our corporate functions and a contract manufacturing business we conduct through our subsidiary, Stencor, Inc. Since May 2003, Stencor has provided contract manufacturing services at our Jacksonville, Texas facility. Historically, we have provided contract services to a single customer, STERIS Corporation; however, we have recently added three new customers to our contract manufacturing business and have started a distribution business known as Zbiz.

The second area of our continuing operations is comprised of the business of STEN Financial Corporation (“STEN Financial”) and its three subsidiaries: STEN Credit Corporation (“STEN Credit”), Alliance Advance, Inc. (“Alliance Advance”) and EasyDrive Cars and Credit Corporation (“EasyDrive”). Since November 2006, STEN Credit has provided automobile loans to consumers with poor or limited credit history. STEN Credit also provides inventory financing to used car dealers. Since October 2006, STEN Financial and Alliance Advance have provided payday cash advances through a website at www.moneyworldlending.com, and deferred presentment loans and check cashing services under the name “Alliance Cash Advance” at a retail store in Tempe, Arizona and through three stores located in Salt Lake City, Utah.

In February 2007, through EasyDrive, STEN Credit opened a “Buy Here/Pay Here” retail used car business where we both sell used cars and finance their sale through STEN Credit. We lease used car lots in Phoenix and in Tucson, Arizona and operate these two used car lots under the names “EasyDrive Cars and Credit” and “Best Price Auto Sales.”

From July 2004 to May 2007, our subsidiary, Burger Time Acquisition Corporation (“BTAC”), operated a chain of quick service restaurants under the Burger Time name. On May 11, 2007, BTAC completed the sale to BTND, LLC of assets related to our Burger Time business for $1,000,000 in cash, an $806,319 note receivable plus a second promissory note of $1,886,432 relating to the assumption of mortgages. We will continue to hold certain real estate assets related to Burger Time pending the expected assumption of the related mortgages by BTND, LLC at which time transfer of the ownership to the property will be completed.

The recent business development activities of STEN Financial, together with the sale of our Burger Time business to BTND, LLC, reflects our strategic decision to focus our management attention and resources on businesses we believe will provide better opportunities to grow value for our shareholders.

Note Regarding Fiscal Year and Discontinued Operations

On September 19, 2006, the Board of Directors of STEN adopted a resolution changing STEN’s fiscal year end from September 30 to the Sunday closest (before or after) to September 30. As a result, our 2007 fiscal year ended on Sunday, September 30, 2007 and our 2008 fiscal year will end on Sunday, September 28, 2008. The Board of Directors also changed the quarterly periods within the new fiscal year such that each quarter will consist of thirteen weeks of two four-week periods followed by one five-week period.

In our fiscal year 2007 and 2006 financial statements, we accounted for the sale of our Burger Time business in May 2007, the sale of our former headquarters in Ham Lake, Minnesota in January 2006, and our write-down in the year ended October 1, 2006 of advances to Site Equities International, Inc. and its Pay Centers operation all as “Discontinued Operations.”

CONTRACT MANUFACTURING BUSINESS

Principal Products and Distribution

In our Contract Manufacturing business, we manufacture sterilization containers and associated materials. These products are manufactured and distributed from our facility located in Jacksonville, Texas. The Texas facility is ISO 13485 certified. We recently added two new customers to our Contract Manufacturing business. Further, we recently signed distribution agreements with Air Glacier Systems, Inc. to manufacture and distribute Zero Bug Zone and distribute Liquid Filter products. These products are distributed through a division of Stencor called ZBiz and are sold principally through the website www.gozbiz.com.

Purchasing

The raw materials used in our Contract Manufacturing Business are readily available from multiple sources and primarily consist of plastics. Among other factors, the profitability of our Contract Manufacturing business depends upon our ability to anticipate and react to changes in raw material costs, which are influenced by the cost of crude oil used to make plastics. Various factors beyond our control, such as crude oil prices, may also affect our business.

Competition

Our Contract Manufacturing business is extremely competitive. Although we have made progress toward reducing our dependence on our major customer, STERIS Corporation, we rely on our contract customers to market and sell the products to the end users. Thus, we are affected by competition from other product manufacturers for sales to our contract customers of similar products, as well as competition faced by our customers for sales of products to end users. To be competitive in our Contract Manufacturing business, we believe that we must offer competitively priced products of superior quality and reliability.

Government Regulation

A significant portion of our Contract Manufacturing business and our manufacturing practices are subject to regulation by the Food and Drug Administration, the U.S. Department of Health and Human Services and similar state agencies. Medical devices intended for human use are classified into three categories (Classes I, II and III). The amount of regulation varies dependant upon the classification. Our sterilization container products are Class I products. However, our quality management system complies with the requirements for Class I and Class II medical products.

The sterilization container products are also subject to regulation in foreign countries, including ISO 9000 certification, which is required to conduct business in the European Community and Canada. The sterilization container products have received ISO 9002 and ISO 13485 Certification and are also covered under a CE Certificate. For our Contract Manufacturing business, we have continued to devote significant financial and human resources to comply with the extensive regulations by the FDA and other government agencies.

In addition, we are subject to various federal, state and local environmental laws. These laws govern discharges to air and water from our facility, as well as handling and disposal practices for solid and hazardous waste. These laws may impose liability for damages for the costs of cleaning up sites of spills, disposals or other releases of hazardous materials. In our Contract Manufacturing business, we are also subject to various laws and governmental regulations concerning environmental matters and employee safety and health in the United States. We have made, and will likely continue to make, significant expenditures for compliance with these laws and regulations. We cannot predict with certainty future capital expenditures or operating costs associated with environmental law and regulation compliance.

We believe that we are currently in conformity in all material respects with applicable environmental, health, and safety requirements. However, there can be no assurance that future or current regulatory, governmental, or private action will not have a material adverse effect on our Contract Manufacturing business.

STEN FINANCIAL BUSINESS

Products and Services

STEN Financial is comprised of STEN Credit Corporation, Alliance Advance, Inc. and EasyDrive Cars and Credit. At our two locations of STEN Credit, we provide automobile financing to consumers with poor or limited credit history. We also provide inventory financing to used car dealers. At Alliance Advance we provide payday cash advances, deferred presentment loans, check cashing services, and auto title loans from retail stores in Arizona and Utah. We provide payday cash advances at Alliance through our internet website at www.moneyworldlending.com. Our EasyDrive Cars and Credit locations are Buy Here/Pay Here used car lots. The profitability of our STEN Credit and EasyDrive retail used auto lots depends on our ability to minimize our changes in credit costs and our ability to efficiently collect loan amounts due from our customer. Various factors beyond our control, such as the cost of credit, may also affect our business.

Our Locations

Our STEN Financial business, operates in eight separate leased locations, consisting of three store fronts located in Utah, three store fronts located in Arizona and two used car lots in Arizona, one in Phoenix and another in Tucson. The store fronts range from approximately 500 to 2,000 square feet and the retail car lots are approximately 34,000 square feet in Phoenix and 11,000 square feet in Tucson.

Our Customers

Our payday loans also known as deferred presentment loans are made to borrowers, many of whom receive income on an irregular basis or from multiple employers, are drawn to our convenient neighborhood location, extended operating hours and quality customer service. We believe that many of these customers generally do not participate in the traditional banking or financial products system. Our products, principally our short-term consumer loan program, provide immediate access to cash for living expenses or other needs. Our STEN Credit and “Buy Here/Pay Here” retail used car customers typically would not qualify for conventional financing as a result of limited credit histories or past credit problems.

Competition

In our STEN Financial business we face competitors from traditional borrowers like banks, credit unions, automobile finance companies, and non-traditional borrowers in the sub-

prime markets like finance and other payday loan companies.

Our consumer lending business operates in an industry segment which is highly fragmented. There are several public and private companies with large networks of stores. There are also many local chains and single-unit operators. These national and regional companies have significantly greater resources to devote to advertising and new locations. Many, if not all, of these companies frequently survey and research customer trends and purchasing patterns in order to place the most effective advertising in their market. We compete on the basis of, and believe that, convenience, hours of operations and other aspects of customer service are the principal factors influencing customers.

In our auto financing business, the market for consumers who do not qualify for conventional auto financing is large and highly competitive. We compete directly with other “Buy Here, Pay Here” dealerships where the dealer finances the consumer’s purchases and services the consumer loan themselves. The market is also served by banks, captive finance affiliates of automobile manufactures, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger than we are and have greater resources than we do. These companies typically target customers with better credit within our markets. In order to be successful we believe that we must provide a high level of service to our customers and dealer-partners. There is the potential that significant direct competition could emerge and that we may be unable to compete successfully.

Our Automobiles

Automobiles for our “Buy Here/Pay Here” retail used auto lots are acquired from a number of sources including auto auctions, wholesalers and from private individuals. We do not have a guaranteed or exclusive source of supply for automobiles. Existing and future governmental regulation, typically environmental protection regulations governing emissions or fuel consumption, may negatively affect our business by depleting the supply of used vehicles that we sell.

Our Sources of Funds

Our STEN Financial businesses and in particular, our STEN Credit automobile finance business, depend upon our ability to fund loans to consumers. A significant source of capital to fund new loans is the cash flow from our existing loan portfolios.

Government Regulation

In our consumer lending business we are subject to regulation by federal and state governments that affects the products and services we provide. In general, these regulations are designed to protect consumers who deal with us. These regulations include those governing lending practices and terms, such as content, form and accuracy of our consumer disclosures, limitations on the cost of credit, fair debt collection practices and rules regarding advertising content. We are also subject to a variety of state and federal regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We have systems in place intended to safeguard this information.

Moreover, various aspects of STEN Financial’s businesses are subject to various state and federal laws and regulations, which:

•

require licensing and qualification,

•

regulate interest rates, fees and other charges,

•

require specified disclosures to consumers,

•

govern the sale and terms of ancillary products;

•

define our rights to collect consumer loans and repossess and sell collateral;

•

require reporting under the Bank Secrecy Act of transactions involving currency in an amount greater than $10,000, or the purchase of monetary instruments for cash in amounts from $3,000 to $10,000 and report certain financial activity, such as where a transaction involves funds derived from an illegal activity; and

•

under the Money Laundering Act of 1994, require us to register with the U.S. Treasury Department and under the United States PATRIOT Act, require us to establish programs to detect and report money-laundering or terrorist funds.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable laws and regulations. Additionally, we believe that our point-of-sale system, operating procedures and employee training programs support our compliance with regulatory requirements.

Our failure to comply with these laws or regulations could have a material adverse effect on our business by, among other things, subjecting us to government, civil or criminal legal actions, limiting the states in which we may operate, restricting our ability to realize the value of the collateral securing the consumer loans, or resulting in potential liability related to the servicing of consumer loans accepted from dealer-partners. Our dealer servicing agreement with dealer-partners requires that the dealer-partner indemnify us with respect to any loss or expense we incur as a result of the dealer-partner’s failure to comply with applicable laws and regulations.

Our operations may be affected with the passage of new legislation or court rulings with respect to existing legislation. Our continued compliance with all regulatory requirements may be costly.

Patents, Trademarks, and Licenses

Currently, we have no patents or registered trademarks relating to any of our businesses.

Research and Development Expenditures

We did not incur any expenses related to research and development for the years ended September 30, 2007 and October 1, 2006.

Employees

At September 30, 2007, we had 53 full-time and 11 part-time employees. The following table shows the number of full-time and part-time employees in each of our businesses at September 30, 2007:

Business/Location	Full-Time Employees	Part-Time Employees
STEN corporate functions (Minnetonka, Minnesota )	4	0
Stencor (Jacksonville, Texas)	18	0
Alliance Advance (Tempe, AZ and Salt Lake City, UT)	17	5
STEN Credit (Scottsdale and Tucson, AZ)	10	1
EasyDrive (Phoenix and Tucson, AZ)	4	5

We have never had a work stoppage and none of our employees are currently represented under collective bargaining agreements. We consider relations with our employees to be good.

RISKS RELATED TO OUR BUSINESSES

RISKS RELATED TO OUR CONSOLIDATED BUSINESSES

The diversity of our current and future businesses may divert management attention from each of our businesses, intensify the risks of our businesses, and result in poor consolidated financial performance.

Over the past five years we have purchased, sold, developed or tested several different businesses. While each of our current businesses share certain risks related to their small size in relation to industries characterized by numerous well-established competitors who have substantially greater financial resources and longer operating histories, each of these businesses has many unique risks associated with it. Further, all of our businesses depend on a common executive management team. Because of the number of businesses we operate and their diversity, our management may not be able to timely respond to the needs of each of our businesses and therefore, the risks inherent in each of our businesses may affect us more acutely.

We made the strategic decision in November 2006 to devote substantially all of our limited resources to developing an automobile finance business conducted through STEN Credit Corporation. However, we also have invested some of our resources in exploring other business opportunities. We do not intend to limit our consideration of future business opportunities to any particular industry, to the industries in which we have prior experience, or to those businesses that have synergies with our existing businesses. To be successful, we must successfully execute multiple business plans at the same time. Our lack of focus on a single business activity, together with the significant risk of failure of each of our businesses and the limited experience of our executive management in any of our businesses, may contribute to poor financial performance for each of our business and harm our consolidated financial performance.

If we cannot successfully develop a new business, integrate it into our existing businesses, and realize the anticipated benefits of the new business, our financial condition and operating results may suffer.

Historically, part of our business strategy has been to identify and test the viability of new business opportunities. We have further developed some business opportunities, such as our payday lending business and our “Buy Here/Pay Here” automobile sales business. We have also determined that some business opportunities were not viable, such as the Pay Centers business of self-service financial kiosks. We will not develop every business we evaluate. Further, exploring new business opportunities can be time consuming, result in significant expenses that may never be recouped and may divert management’s attention from our existing businesses. Even if we determine to further develop a business, the integration of any new business into our ongoing business will likely be a complex, time consuming and expensive process and may disrupt business operations if not completed in a timely and efficient manner. Our failure to successfully integrate any new businesses with our existing businesses, which may be particularly difficult given the diversity of our existing businesses or to receive the anticipated benefits of new businesses could have a material adverse effect on our business, financial condition and operating results.

Our historical financial results may not be indicative of future results because of our change in strategic direction.

In our fiscal year ended September 30, 2007, our total revenues were $4,556,275, consisting of revenue from our corporate and contract manufacturing business of $1,444,822 and revenue from our STEN Financial business of $3,111,453. In November 2006, we made the strategic decision to focus substantially all of our limited resources on the automobile finance business conducted by our STEN Credit subsidiary. The STEN Credit business was not included in our fiscal year 2006 results and while it was included in our fiscal year 2007 results, the operations of our STEN Credit business were limited. Further, on May 11, 2007, we completed the sale to BTND, LLC of assets related to our Burger Time business. Therefore our fiscal year 2007 operating results provide only a limited basis for you to assess our consolidated business and our historical financial results are not indicative of our future financial results.

Our subsidiaries own nearly all of our assets and earn nearly all of our total operating revenues and our ability to repay our indebtedness depends upon the performance of these subsidiaries and their ability to make distributions to us.

STEN Corporation is a holding company and it currently conducts its operations through direct and indirect wholly-owned subsidiaries. As a result, substantially all of our assets are owned, and our cash flows are generated, by our subsidiaries. Accordingly, STEN Corporation depends upon dividends, loans and other intercompany transfers from our subsidiaries to meet our debt service and other obligations. These transfers are subject to the earnings of our subsidiaries. If our subsidiaries do not pay dividends or other distributions, we may not have sufficient cash to fulfill our obligations.

We are dependent on management and key personnel to succeed.

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular, Kenneth W. Brimmer, our Chief Executive Officer, and Mark F. Buckrey, our Chief Financial Officer. The loss of Mr. Brimmer’s services could impair our ability to effectively manage our company and to carry out our business plan. We are also dependent upon key personnel in each of our businesses and the ability of our management to effectively manage and grow our various businesses. In addition, competition for skilled employees in our industry is intense. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, service, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and materially harm our business and financial condition.

Our management has limited experience in the automobile finance business, the payday lending business, or the retail used car business.

While we have historically been a diverse business, our business had been primarily focused on the development, marketing, manufacturing and sale of various medical products and from our Burger Time restaurant business. Therefore, our senior management team has limited experience in our automobile finance business, our payday lending business or our retail used car business. Our management’s experience consists of its experience in our businesses, each of which has only recently been developed. Because of the inexperience of our management, we cannot assure you we will be able to manage each of these businesses profitably, particularly during the critical start-up phase of each business, or be able to identify and effectively pursue growth opportunities in any of our existing businesses. Our lack of experience in each of these businesses could result in significant losses for our businesses or failure of a single or particular business, either of which would negatively effect and materially harm our business and financial condition.

Material weaknesses in our internal controls could have a material adverse effect on us.

Effective internal controls over financial reporting are necessary for us to provide reasonable assurance with respect to our financial statements and to effectively prevent fraud. We are in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002, which requires us to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such controls, in our annual reports for fiscal years ending on or after December 15, 2007. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to implement required, new, or improved controls, if we encounter difficulties in implementing internal controls, or if we fail to remediate any existing or future material weakness, we may not be able to timely and reliably report our financial information, which may result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. The existence of a material weakness in internal controls, difficulties in implementing appropriate internal controls, and the development and implementation of internal control plans and remediation plans may also result in increased expense associated with accounting, auditing and compliance professionals. Our inability to provide timely and reliable financial information and otherwise meet our reporting obligations could cause our shareholders, existing investors and prospective investors to lose confidence in our reported financial information. This inability could also damage our reputation with shareholders, investors, lenders, customers, suppliers and others.

RISKS RELATED TO OUR AUTO FINANCE BUSINESS

The future growth of our auto finance business depends significantly on the availability of capital resources and if such capital is not timely available to us on terms acceptable to us, our auto finance business may suffer.

Our auto finance business requires substantial cash to support entering into loans, financing inventory, and other cash requirements, in addition to debt service. To the extent that increases in the volume of loans provide income, a substantial portion of such income is received by us in cash over the life of the loans. The cash requirements of our automobile finance business is capital intensive and has required and will require cash flow outlays that are disproportionate to current income generated by the cash flows. In order to expand our loan programs with our dealer-partners, we may require additional capital in the future to fund installment notes and dealer floor plan financing. Equity and debt financing, however, might not be available when needed or, if available, might not be available on terms satisfactory to us. If we are unable to obtain adequate financing or financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited. Further, if we are unable to meet the needs of our dealer-partners for consumer financing or dealer floor-plan financing, our dealer-partners may lose confidence in our ability to service this aspect of their business and may seek alternative sources for such programs. Factors which could affect our access to the capital markets, or the costs of such capital, include changes in interest rates, general economic conditions, the perception in the capital markets of our business, results of operations, leverage, financial condition and business prospects, and the performance of our automobile finance business.

Our automobile finance business would be harmed if we cannot maintain and expand relationships with independent dealers.

We enter into automobile contracts primarily through recourse relationships with eleven automobile dealer-partners and two Company “Buy Here/Pay Here” locations. Many of our competitors have long-standing relationships with used automobile dealers and may offer dealers or their customers other forms of more attractive or favorable financing that we currently do not provide. Our dealer-partner program may be difficult to develop with new dealers in its current form if these dealers determine that alternative programs are more attractive. Additionally, because we compete with some of our dealer-partners in our “Buy Here/Pay Here” retail used car business; it may be more difficult for us to maintain our relationships with dealer-partners. If we are unsuccessful in maintaining and expanding our relationships with dealers, we may be unable to purchase contracts in volume and on the terms that we anticipate and consequently our automobile finance business would be materially and adversely affected.

We currently depend upon a limited number of dealer-partners for our automobile finance business.

As of September 30, 2007, we have dealer-partner agreements with eleven automobile dealers and our largest dealer accounted for approximately 29 % of our automobile finance receivables at September 30, 2007. Because the dealer-partner agreements do not obligate a dealer to provide customer financing through STEN Credit or use our dealer-financing programs on an exclusive basis or for any particular period of time, our dealer-partners could cease using STEN Credit for their financing at any time and for any reason. If any one of our dealer-partners ceased doing business with us or materially reduced the amount of business it does with us, our automobile finance business would be materially harmed.

Because we loan money to borrowers with impaired credit or limited credit histories, we may have a higher risk of loan delinquencies and defaults.

Substantially all of our automobile contracts involve loans made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than are permitted by traditional lenders and we also enter into loans with higher loan-to-collateral value than most other lenders in the auto-financing business. Loans made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally have a higher risk of delinquency, default and repossession, and higher losses than loans made to borrowers with better credit profiles. Delinquency may interrupt the flow of projected interest income from a loan, and default could eventually lead to credit losses.

The used car dealer inventory financing program we offer exposes us to losses that are generally greater than similar types of inventory financing.

A used car inventory financing program involves the basic risks inherent in inventory financing, such as the risk that the dealer’s cost of holding the inventory may result in a loss on the ultimate sale of the inventory and make it more difficult for the dealer to repay the amount borrowed for the inventory financing. However, because of our inability to exercise full control over the floored items of inventory, our exposure to loss is generally greater than in other similar types of financing. Further, most dealers have minimal capital bases relative to debt. As a result, if the value of the collateral at the time of the loan to the dealer-partner or subsequently is less than the amount financed, we may face greater risk that any delinquency will not be covered by the collateral and losses. In addition, individual dealers may utilize multiple financial sources. In one case, we discovered that a dealers collateral was pledged to multiple lenders, resulting in competing security interests covering the same collateral. Should a similar situation develop in the future we could suffer a substantial loss.

The automobile finance business is highly competitive.

The automobile finance market is highly fragmented and is served by a variety of companies. The most significant competition in our segment comes from “Buy Here/Pay Here” dealerships where the dealer finances the consumer’s purchase and services the consumer loan themselves. The market is also currently served by banks, captive finance affiliates of automobile manufacturers, credit unions and independent finance companies; both publicly and privately owned. Many of these companies are much larger and have greater financial resources than are available to us, and many have long-standing relationships with automobile dealerships. Providers of automobile financing have traditionally competed based on the interest rate charged, the quality of credit accepted, the flexibility of loan terms offered and the quality of service provided to dealers and consumers. In seeking to establish STEN Credit as one of the principal financing sources of our dealer-partners, we intend to compete predominately on the basis of service and strong dealer relationships, and by offering the dealer-partners a high level of assurance that their customers will qualify for financing, removing one barrier to the dealer-partners’ completion of the sale. While we are only aware of a few companies that offer a credit approval program similar to ours, there is the potential that significant direct competition could emerge and that we may be unable to compete successfully.

The automobile finance industry is highly regulated by federal, state and local laws.

Our automobile finance business is subject to various laws and regulations which require licensing and qualification; limit the interest rate, fees and other charges associated with loans, require specified disclosures to consumers and define the rights to repossess and sell collateral. Failure to comply with, or an adverse change in, these laws or regulations could have a material adverse effect on our automobile finance business by, among other things, limiting the jurisdictions in which this business may operate, restricting the ability to realize the value of the collateral securing the loans, making it more costly or burdensome to do business, or resulting in potential liability. In addition, governmental regulations which would deplete the supply of used vehicles, such as environmental protection regulations governing emissions or fuel consumption, could have a material adverse effect on our automobile finance business.

Adverse economic conditions, particularly in Arizona, could adversely affect our auto finance business.

Our auto finance business is affected by changes in general economic conditions, including changes in employment rates, prevailing interest rates and real wages. Because our existing dealer-partners are located in the Phoenix, Arizona area and a majority of the consumers to whom we lend are located in the Phoenix metropolitan area, our auto finance business will be particularly affected by changes in economic conditions in Phoenix, the surrounding area, or in Arizona generally. During periods of economic slowdown or recessions, we may experience a decrease in demand for loans, an increase in our costs, a decline in collateral values or an increase in loan delinquencies and defaults, or the failure of a dealer-partner. A decline in collateral value and an increase in loan delinquencies and defaults increase the possibility of losses. Any sustained period of increased loan delinquencies, defaults, losses, or dealer-partner failures would materially and adversely affect the financial condition, results of operations and business prospects of our automobile finance business.

Our automobile finance business is subject to seasonality that may cause our quarterly operating results to fluctuate materially.

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

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control. Several factors affect our ability to manage interest rate risk, such as the fact that automobile contracts are entered into at fixed interest rates, while amounts borrowed under our credit facilities may bear interest at different rates. In addition, the interest rates charged on the automobile installment contracts are limited by statutory maximums, which restrict our ability to ensure we receive a stable net interest income on the installment contracts. Therefore, we cannot predict the profitability of our lending activities.

Potential legislative initiatives and future regulatory requirements could affect our automobile lending business.

The consumer lending industry, and in particular, the sub-prime lending industry, has historically been the subject of considerable societal and political attention focusing on concern over predatory or deceptive lending practices, reduction in availability of prime lending for these consumers, violations of equal opportunity lending laws, and racial targeting by lenders. Legislation has been introduced in some states to create or reduce the maximum interest rate allowed by law and to require additional lending disclosures. While it is not possible to determine what legislation might be adopted, federal and state regulations regarding consumer lending are subject to future change. We cannot predict the impact, if any, these changes might have on our business. Future changes in regulations or enforcement policies could impose more stringent requirements on us, compliance with which could adversely affect our business. These changes also could, for example, limit the types of loan products we offer, increase our liability or increase our cost to offer such services. These changes may relax some requirements, which could prove beneficial to our competitors and thus adversely affect our business. We cannot assure you that future legislation and regulation will not adversely affect our business, financial condition and results of operations.

Defaults by consumers on their automobile loans and the resulting repossessions of their vehicles may expose us to risk of increased default by our dealer-partners who guaranty the consumer installment notes, or potential disputes, and liability relating to the vehicle repossessions.

In our automobile finance business, our dealer partner is assigned the responsibility of repossessing vehicles in the case of default under the consumer installment notes. The rate of default and repossessions varies from dealer to dealer; however, our expected rate is approximately 25% of all contracts entered into. Although our dealer-partner is responsible for making the repossessions, a consumer may claim that we are vicariously responsible for wrongful actions of the dealer-partner in performing the repossession. Because of the possibility of legal claims arising from defaults and repossessions, we may become involved in legal disputes with consumers or dealer-partners. Our agreement with the dealer-partner provides that the full amount of the consumer’s installment note contract is with full recourse to the dealer, meaning that the dealer must satisfy any remaining loan balance in the event of default. However, the high percentage of defaults by consumers could make it more difficult for dealer-partners to be able to satisfy their obligation to us, especially if the dealer-partner is not able to resell a repossessed vehicle and obtain at least the amount of the outstanding loan balance. Defaults by consumers and repossessions by dealer-partners may increase claims against us and the rate of defaults by dealer-partners, either of which will adversely affect our business, financial condition and results of operations.

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

RISKS RELATING TO OUR CONTRACT MANUFACTURING BUSINESS

Our contract manufacturing business is dependent on a major customer.

For the year ended September 30, 2007, we realized sales of approximately $1,444,822 from our contract manufacturing business, of which $1,302,159 were derived from sales to STERIS Corporation.

Our manufacturing agreement with STERIS continues through December 31, 2008, with extensions subject to agreement between the parties. STERIS may terminate the agreement at any time upon 90 days notice. While we are obligated to manufacture the products exclusively for STERIS, STERIS has the right to manufacture the products itself or arrange for another party to manufacture the products. Our manufacturing agreement with STERIS does not contain any minimum purchase obligations, nor does it contain requirements that a certain percentage of STERIS’ sales are of our products. Further, purchases by STERIS depend upon STERIS’ ability to market and sell these products to its customers effectively. STERIS may choose to devote its efforts to its other products or products that compete with ours, or may reduce or fail to devote the necessary resources to provide effective sales and marketing support of the products we manufacture and supply. We believe that our future success will continue to depend in large part upon the success of STERIS in generating demand for the products we manufacture. Any significant reduction, delay or cancellation of orders from STERIS, or the loss of STERIS as the sole customer for our contract manufacturing business, could have a negative impact upon the operating results of our contract manufacturing business.

Our contract manufacturing business depends upon raw materials and fluctuations in the cost of raw materials may adversely affect our contract manufacturing business.

Our contract manufacturing business depends upon raw materials, such as plastic, from third-party suppliers. A variety of factors can materially and adversely affect the quality, quantity and cost of raw materials available, thereby materially and adversely affecting production costs and the ability of our contract manufacturing business to generate income. If our contract manufacturing business experiences raw material supply, production or shipment difficulties, such difficulties could adversely affect our ability to supply products to STERIS. Because our contract with STERIS only provides for yearly increases in product sales prices, we are also directly affected by increases in the costs of such raw materials. Any significant increases in the quality, quantity, availability or cost of raw materials could have a negative impact upon the operating results of our contract manufacturing business.

RISKS RELATING TO OUR CONSUMER LENDING BUSINESS

The consumer lending business is highly regulated by state, federal and local governmental authorities and such regulation may impose significant costs or limitations on the way we conduct or expand our consumer lending business.

A majority of states and the District of Columbia have legislation permitting or not prohibiting payday loans. However, during the last few years, a minority of states have adopted legislation that prohibits or severely restricts payday loans. Some states in which we operate, including Arizona, have sunset provisions in their payday loan laws that require renewal of the laws by the state legislatures at periodic intervals. Statutes authorizing payday loans typically provide state agencies that regulate banks and financial institutions with significant regulatory powers to administer and enforce the law. Under statutory authority, state regulators have broad discretionary power. State governmental authorities may impose new regulatory requirements, interpret or enforce existing regulatory requirements in different ways or issue administrative rules that affect the way we do business. Any new or increased regulation may force us modify or terminate our payday lending business in particular states. They may also impose rules that are generally adverse to this industry.

Although states provide the primary regulatory framework under which we offer payday loans, certain federal laws also affect our business. For example, because payday loans are viewed as extensions of credit, we must comply with the federal Truth-in-Lending Act and Regulation Z adopted under the Act. Additionally, we are subject to the Equal Credit Opportunity Act, the Gramm-Leach-Bliley Act, and the Fair Debt Practices Act. Additionally, anti-payday loan legislation has been introduced in the U.S. Congress periodically, with recent legislation specifically targeting lending to military personnel. In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulations and permit licensing. We believe that certain local jurisdictions may attempt to restrict payday lending through the use of local zoning and permitting laws.

Our failure to comply with any law or regulation relating to payday lending could have a material adverse impact on our business, results of operations and financial condition by generating adverse publicity, by causing us to incur substantial expenditures, including in payment of fines or other monetary damages, or by requiring us to change the way we conduct our payday lending business. Further, any changes in these laws that adversely affects the payday lending industry may have an adverse impact on our payday lending business.

Future regulatory requirements, particularly those governing consumer protection and lending practices, may have a significant negative impact on our payday lending business.

Future changes in regulations or enforcement policies could impose more stringent requirements on our payday lending business, compliance with which could adversely affect this business or our expansion of it in one or more locations. We cannot predict what material impact, if any, these changes might have on our payday lending business. Future changes in regulation may affect licensing and posting fees, lending practices, such as truth in lending and installment and single-payment lending, interest rates and usury, loan amount and fee limitations, currency reporting, and privacy of personal consumer information. These changes may relax some requirements in some states, which could prove beneficial to our competitors and thus adversely affect our payday lending business. In addition, regulation of our payday lending business depends heavily on administrative interpretations. We cannot assure you that future interpretations made by regulatory authorities, with possible retroactive effect, will not adversely affect the payday lending business, its financial condition and results of operations.

If the regulatory requirements change in any state in which we offer our payday lending services, we cannot assure you that we will be able to obtain necessary regulatory approvals in these states on a timely basis, if at all. Delays in the receipt of, or failure to receive, these approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our payday lending business, its financial condition and results of operations.

Public perception and press coverage of payday or single-payment consumer loans as being predatory or abusive could negatively affect our revenues and results of operations.

Consumer advocacy groups and some legislators have recently advocated governmental action to prohibit or severely restrict certain types of short-term consumer lending, such as payday or single-payment lending. Typically the consumer groups, some legislators and press coverage focus on lenders that charge consumers interest rates and fees that are higher than those charged by credit card issuers to more creditworthy consumers. This difference in credit cost may become more significant if a consumer does not repay the loan promptly, but renews the loan for one or more additional short-term periods. These types of short-term single-payment loans are often characterized by consumer groups, some legislators and press coverage as predatory or abusive toward consumers. If consumers accept this negative characterization of certain single-payment consumer loans and believe that the loans we provide to our customers fit this characterization, demand for our loans could significantly decrease, which could negatively affect our revenues and results of operations.

If our estimates of loan losses are not adequate, our results of operations and financial condition may be adversely affected.

We maintain an allowance for anticipated losses for payday loans we make. To estimate the appropriate level of loan loss reserves, we consider the amount of outstanding loans owed to us, historical loans charged off, current collection patterns, and current economic trends. Our current allowance for loan losses is based on our charge-offs, expressed as a percentage of loan amounts originated for the last twelve months applied against the total amount of outstanding loans that we make. Our allowance for loan losses on payday consumer loans was $44,129 as of September 30, 2007.

RISKS RELATED TO THE “BUY HERE/PAY HERE” USED AUTOMOTIVE RETAIL AND FINANCE INDUSTRY

Our automotive retail and finance business may experience a higher risk of delinquency and default than traditional lenders because we loan money to credit-impaired borrowers.

In our business of selling used automobiles and financing their sale, we anticipate that substantially all sales and automobile contracts will involve loans made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than permitted by traditional lenders. Loans made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than loans made to borrowers with better credit. Delinquency interrupts the flow of projected interest income and repayment of principal from a loan, and a default can ultimately lead to a loss if the net realizable value of the automobile securing the loan (taking into account costs of repossession and sale) is insufficient to cover the principal and interest due on the loan, or the vehicle cannot be recovered. The profitability of our automobile sales and finance business depends, in part, upon our ability to properly evaluate the credit worthiness of non-prime borrowers and efficiently service such loans. Although we believe that our underwriting criteria and collection methods enable us to manage the higher risks inherent in loans made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. If we experience higher losses than anticipated, our financial condition, results of operations and business prospects would be materially and adversely affected.

A reduction in the availability or access to sources of inventory could be limited.

We expect to acquire vehicles primarily through wholesalers and from auctions. There can be no assurance that sufficient inventory will continue be available to us at attractive prices. We do not have a guaranteed or exclusive source of supply for automobiles. Existing and future governmental regulation, typically environmental protection regulations governing emissions or fuel consumption, may negatively affect our business by depleting the supply of used vehicles that we sell. Any reduction in the availability of inventory or increases in the cost of vehicles would adversely affect gross profit percentages as we focus on keeping payments affordable to our customer base.

The used automotive retailing industry is highly competitive and fragmented.

We compete principally with other independent “Buy Here/Pay Here” dealers, some of which have extensive operations including “Drive Time” and “J.D. ByRyder,” both of which compete in the Arizona market with multiple locations. To a lesser degree, we will also compete with (i) the used vehicle retail operations of franchised automobile dealerships, (ii) independent used vehicle dealers, and (iii) individuals who sell used vehicles in private transactions. We compete for both the purchase and resale of used vehicles. Our competitors may sell the same or similar makes of vehicles that we offer at competitive prices. Increased competition in the market, including new entrants to the market, could result in increased wholesale costs for used vehicles and lower-than-expected vehicle sales and margins. Further, if any of the competitors seek to gain or retain market share by reducing prices for used vehicles, we would likely reduce our prices in order to remain competitive, which may result in a decrease in our revenue and profitability and require a change in our operating strategies, resulting in minimal or negative gross profit.

An economic slowdown will have adverse consequences for the used automotive industry and may have greater consequences for the non-prime segment of the industry.

In the normal course of business, the used automotive retail and finance industry is subject to changes in regional U.S. economic conditions, including, but not limited to, interest rates, gasoline prices, inflation, personal discretionary spending levels, and consumer demand and/or increased costs, which could result in lower profitability for us. Due to our focus on non-prime borrowers, the actual rate of delinquencies, repossessions and credit losses on loans could be higher under adverse economic conditions than those experienced in the automotive retail finance industry in general.

The used automotive retail industry operates in a highly regulated environment.

The used automotive retail industry is subject to a wide range of federal, state, and local laws and regulations, such as local licensing requirements and laws regarding advertising, vehicle sales, financing, and employment practices. Facilities and operations are also subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. The violation of these laws and regulations could result in administrative, civil, or criminal penalties against us, or in a cease and desist order. As a result, we have incurred, and will continue to incur, capital and operating expenditures, and other costs in complying with these laws and regulations. Further, over the past several years, private plaintiffs and federal, state, and local regulatory and law enforcement authorities have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale of motor vehicles.

Our business is geographically concentrated and therefore, our results of operations may be adversely affected by unfavorable conditions in our local markets.

Our performance is subject to local economic, competitive, and other conditions prevailing in Arizona, the only state in which we have our EasyDrive Cars and Credit locations, and the state of residence of most of our customers. Our current results of operations depend substantially on general economic conditions and consumer spending habits in these local markets.

ITEM 2. DESCRIPTION OF PROPERTY

We lease approximately 1,140 square feet of office space for our headquarters in Minnetonka, Minnesota, a suburb of Minneapolis. The lease requires monthly payments of $3,000 per month and expires on December 31, 2008 with our option to extend the lease for an additional 36 months. We paid rents of $38,968 for the year ended September 30, 2007 and $26,960 for the year ended October 1, 2006 for this space.

In March 2007, STEN Financial entered into two leases for retail automobile sales lots located in Phoenix and Tucson, Arizona under which it operates ”Buy Here/Pay Here” automobile businesses under the names “EasyDrive Cars and Credit” and “Best Price Auto Sales,” respectively. The Phoenix lot consists of approximately 34,000 square feet with two small, modular office structures. Monthly rent is $7,215 and the lease expires on August 31, 2008. The Tucson lot consists of approximately 11,000 square feet with one permanent 550 square foot structure. Monthly rent is $1,750 and the lease expires on February 14, 2010. For the year ended September 30, 2007 rent expense was $43,291 for the Phoenix lot and $14,000 for the Tucson lot, respectively.

 In November 2006, STEN Credit entered into two leases for certain real property located in Scottsdale and Tucson, Arizona. The Phoenix property consists of 1,800 square feet with a monthly base rent of $3,822. The Tucson property consists of 1,000 square feet with a monthly base rent of $1,108. The term of the Scottsdale expires December 31, 2007, which we anticipate to renew for one year, and the Tucson lease expires on March 31, 2008. Rent expense was $40,922 and $8,868 for the year ended September 30, 2007 for STEN Credit Scottsdale and Tucson offices, respectively.

In October 2006, STEN Financial entered into three leases for certain real property located in the greater Salt Lake City, Utah area for payday loan stores. The properties range from 1,000 to 2,400 square feet with base rents of $1,420 to $4,060 per month. Rent expense for the three leases totaled $94,757 for the year ended September 30, 2007. The terms of the leases are varied with the earliest lease expiring on December 31, 2008 and the latest lease expiring on October 31, 2009.

In August 2006, STEN Financial entered into a lease for certain real property located in Tempe, Arizona. The property consists of 1,400 square feet of office space. Base rent is $1,540 plus property taxes and shared expenses of $393 per month and rent expense was $22,196 for the year ended September 30, 2007. The term of the lease is for 45 months, expiring on May 31, 2010.

We also own real property located in Jacksonville, Texas consisting of 15 acres of land and an approximately 30,000 square foot steel manufacturing facility used in our contract manufacturing operations.

Our wholly-owned subsidiary, BTAC Properties, Inc. (“BTAC Properties”), currently own seven properties relating to our former Burger Time business that are subject to mortgages. As of September 30, 2007, $1,419,643 was outstanding on the mortgages relating to these properties. Kenneth W. Brimmer, our Chief Executive Officer and director and Gary Copperud, a former director, are also joint and several borrowers with BTAC Properties on the mortgage notes. To facilitate the payment by BTAC Properties of the obligations under the mortgage notes, BTAC and BTAC Properties have entered into lease for each of the seven properties. The rent amounts to be paid by BTAC to BTAC Properties under the leases have been assigned to the lender for repayment of amounts owed under the Notes. Amounts under the mortgage notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $13,486 with the entire indebtedness evidenced by the Notes due June 1, 2020. The obligations of the notes are secured by a mortgage, assignment of rents, security agreement and fixture filing in favor of the lender on each of the eight properties.  On March 9, 2007, we completed an additional mortgage financing of the Fergus Falls, Minnesota Burger Time location for proceeds of $384,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 7.210% per annum and is payable in 59 equal monthly installments of $3,048 per month, with the final payment of all principal and all accrued interest not yet paid due March 5, 2012.

As part of our sale of our Burger Time assets to BTND, LLC on May 11, 2007, these eight properties and their respective mortgages were transferred to BTND, with BTND’s assumption of the mortgages subject to the mortgagees consent. Pending receipt of consent of the mortgagee, we entered into two promissory notes with BTND and we use the proceeds of these notes to pay the mortgage amounts on the eight properties. The following table describes these eight Burger Time locations:

Burger Time Locations
		Building	Land
Location	Open Since	(Approx Sq Ft)	(Square Feet)
Fargo, North Dakota	August 1987	600	35,000
Moorhead, Minnesota	August 1988	600	22,680
Waite Park, Minnesota	February 1989	600	17,575
Detroit Lakes, Minnesota	June 1989	600	18,000
Bismarck, North Dakota	July 1989	600	30,750
Grand Forks, Minnesota	October 1989	650	29,580
Minot, North Dakota	September 1992	800	33,600
Fergus Falls, Minnesota	July 2005	2,743	22,880

On July 18, 2007, BTAC Properties sold the real estate relating to our Elk River, Minnesota Burger Time location to Elk River 229 Carson, LLC. The purchase price was $495,000, excluding closing costs and prepayment penalties BTAC Properties, Inc. reduced the Minnesota mortgage to StanCorp Mortgage by $470,482.

ITEM 3. LEGAL PROCEEDINGS

On May 9, 2005, our former Chief Executive Officer, Larry Rasmusson, filed a Complaint in Minnesota District Court, Hennepin County, against STEN and Aspen Surgical Products, Inc claiming that the November 8, 2004 Asset Purchase Agreement between STEN and Aspen Surgical violated an April 1, 1990 licensing and royalty agreement between STEN and Rasmusson.

In June 2006, the Court granted STEN’s and Aspen’s motion for summary judgment and dismissed all of Rasmusson’s claims. Mr. Rasmusson appealed the order to the Minnesota Court of Appeals.

On December 18, 2007, the Minnesota Court of Appeals issued its decision affirming the trial court's order granting STEN summary judgment. Mr. Rasmusson may further appeal this decision by petitioning the Minnesota Supreme Court. He has 30 days from December 18, 2007 to file a petition, which the Minnesota Supreme Court has discretion to deny. While we have prevailed at the Minnesota Court of Appeals, we cannot assure you that we will ultimately prevail in the action described above. Any adverse outcome could require us to pay damages to Mr. Rasmusson, among other things. We do not believe it is currently possible to calculate the potential for, or the extent of, liabilities resulting from the claim, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Use of Notes Proceeds

On April 5, 2007, the Securities and Exchange Commission declared effective our registration statement for the sale of up to $25 million of renewable unsecured subordinated notes with maturities from three months to ten years. As of September 30, 2007, we sold $2,792,802 in renewable unsecured subordinated notes. The proceeds from the renewable unsecured subordinated notes go toward funding the Company’s working capital requirements.

Market for Common Equity

Our common stock is traded on The NASDAQ Capital Market under the symbol “STEN”. The following table sets forth the quarterly high and low closing bid prices for our common stock for each quarter of the past two fiscal years as reported by The NASDAQ Capital Market. The prices may not reflect actual transactions.

	Closing Sales Price
Period	High	Low
Fiscal 2006
First Quarter	$5.50	$4.02
Second Quarter	5.14	4.33
Third Quarter	4.60	4.00
Fourth Quarter	4.12	3.85
Fiscal 2007
First Quarter	$5.04	$3.98
Second Quarter	4.70	4.00
Third Quarter	4.27	3.51
Fourth Quarter	4.45	3.14

As of December 15, 2007, there were approximately 400 holders of record of our common stock.

Common Stock Purchase Warrants

In connection with a registered offering that was completed in October 2000, we issued warrants to purchase common stock. On May 11, 2005, our Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2008 at 5:00 p.m. Minneapolis time. At September 30, 2007, there were outstanding common stock purchase warrants to purchase 359,983 shares at $4.00 per share.

Dividend Policy

We have paid no cash dividends on our common stock and do not intend to pay any dividends in the future.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of September 30, 2007. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders: (Option Grants)	380,500	$5.980	219,500

Equity compensation plans not approved by stockholders: (Warrants and Rights)	579,883	$4.733	-

Total	960,383	$5.227	219,500

Repurchases of Common Stock

The following table provides certain information regarding purchases made by us of our equity securities in the year ended September 30, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Oct 1 – Dec 31, 2006	37,750	$ 4.43	37,750	175,110
Jan 1 – Apr 1, 2007	0	$ 0	0	162,250
Apr 2 – Jul 1, 2007	60	$ 4.00	60	162,190
July 2-Sept 30, 2007	0	$ 0	0	162,190
Total	37,810	$ 4.43	37,750	162,190

(1)

On September 29, 2006, our board of directors authorized a repurchase program in the amount of 200,000 shares from time to time in open market transactions or in privately negotiated transactions. The September 2006 stock repurchase program replaced a repurchase program originally adopted in November 2004.

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

Our significant accounting policies are described in Note 1 to the consolidated financial statements. Our critical accounting policies and estimates are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) allowance for uncollectible accounts and loans receivable, (c) inventories, (d) goodwill, intangible and other long-lived assets,(e) accounting for business combinations and (f) valuation of stock-based compensation award.

(a) Revenue Recognition and Shipping and Handling Costs – Interest on notes receivable associated with the consumer auto loans or vehicle installment notes is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29.9% per annum. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge revenue over the life of the loan. Should inventory financing receivables, or note receivables be determined to be impaired, the recognition of revenue would be suspended and a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows would be recorded. Under our current arrangements with the dealer-partner in the event of default, the dealer-partner is required to pay the remaining principal amount of the contract and the vehicle collateral is assigned to the dealer for foreclosure and repossession.

In our auto financing business, the dealer-partners are charged a fee based upon an annualized rate of 24% to finance vehicle inventory.

We recognize revenue from the operations of our Alliance Cash Advance business in STEN Financial using the cash basis method, with interest income payments being recognized as income at the time the cash fee for the advance is actually received.

In our “Buy Here Pay Here” retail used auto sales business, revenue is recognized from the sale of a vehicle when the vehicle is delivered, the sales contract is signed, the down payment is received and funding has been approved.

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

(b) Allowance for Uncollectible Accounts and Loans Receivable - Accounts receivable is reduced by an allowance for amounts that may become uncollectible in the future. The estimated allowance for uncollectible amounts is based primarily on management’s evaluation of the financial condition of the customer. Loans receivable over 30 days are considered past due. We do not accrue interest on past due loans receivable. Loans are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Future changes in the financial condition of a customer may require an adjustment to the allowance for uncollectible accounts receivable.

(c) Inventories and Related Allowance for Obsolete and Excess Inventory - Inventories are valued at the lower of cost (first-in, first-out method) or market value and have been reduced by an allowance for obsolete and excess inventories. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales.

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe no impairment charges need to be recorded as of September 30, 2007.

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

(f)  Valuation of Stock-Based Compensation Awarded  -  Effective October 2, 2006, we adopted Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on fair values. Our determination of fair value of share-based payment awards is based on the date of grant using an option-pricing model which incorporates a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility and estimates regarding projected employee stock option exercise behaviors and forfeitures. We recognize the expense related to the fair value of the award straight-line over the vesting period.

Recent Accounting Pronouncements

The FASB has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006 with earlier adoption permitted. We do not expect the adoption of FIN 48 to have an effect on our consolidated financial statements.

On December 4, 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have an effect on our consolidated financial statements.

On December 4, 2007 the FASB issued FASB Statement No. 141 (Revised 2007) (FAS 141(R)), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) and acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific item, including:

-Acquisition costs will be generally expensed as incurred;

-Noncontrolling interests (formerly known as “minority interests” will be valued at fair value at the acquisition date;

-Acquired contingent liabilities will recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount of the amount determined under existing guidance for non-acquired contingencies;

-In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

-Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

-Charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of FAS141(R) to have and effect on our consolidated financial statements.

Results of Operations

For the year ended September 30, 2007 and October 1, 2006

Net sales from continuing operations for the year ended September 30, 2007 were $4,556,275 an increase of 108.4% compared to the year ended October 1, 2006 net sales of $2,186,383. Revenues attributable to STEN Financial were $3,111,453, or 68.28% of our net sales for the year ended September 30, 2007, as compared to sales of $30,313 for the corresponding period in 2006. Net sales in the Contract Manufacturing Business segment decreased to $1,444,822 or 31.72% of our net sales for the year ended September 30, 2007, as compared to $2,156,070 for the same period in fiscal year 2006. The increase in revenues, $2,369,892 for fiscal 2007 as compared to fiscal 2006 can be attributed to the greater focus in developing our STEN Financial business segment. With the formation of STEN Credit Corporation, our two new “Buy Here Pay Here” used automobile sales lots (EasyDrive Cars and Credit and Best Price Auto Sales) and the acquisition of our payday loan businesses which have been combined under the name Alliance Cash Advance, we expect STEN Financial to become our dominate business segment. Revenues for fiscal 2007 for STEN Credit, EasyDrive Cars and Credit and Alliance Cash Advance were $1,164,602, $1,167,212 and $1,174,648, respectively, net of loan losses and adjustments of $395,009. The 67.1% decrease in revenue for the year ended September 30, 2007 in out contract manufacturing business comes from a drop in orders from our major customer.

Provision for loan losses and adjustments for the year ended September 30, 2007 was $395,009 compared to $0 for the year ended October 1, 2006. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. Provisions for loan losses and adjustments were $236,907 in our consumer lending operations and $158,102 in our STEN Credit operation for the year ended September 30, 2007.

Costs of goods sold for the year ended September 30, 2007 was $1,391,807 compared to $1,690,605 for the year ended October 1, 2006. The cost of goods sold reflects the expenses incurred in manufacturing in our Contract Manufacturing business segment. The $298,798 decrease in costs of goods sold is reflected by the decrease in revenue in the Contract Manufacturing business experienced in the year ended September 30, 2007 as compared to the year ended October 1, 2006.

Cost of autos sold for the year ended September 30, 2007 was $1,002,808 compared to $0 for the year ended October 1, 2006. Expenses of $1,002,808 reflect the costs of autos sold in our Easydrive Cars and Credit locations. We expect, given the current supply of used autos and the Arizona market, to maintain the current margins on the sale of used automobiles in the next fiscal year.

In the year ended September 30, 2007, we incurred a charge of $1,137,439 related to a dealer partner who closed operations. A charge of $942,439 was related to inventory financed by this dealer that closed operations in the fourth quarter. The Company fully reserved for the value of the financed inventory that is the subject of a dispute relating to competing security interests covering the properties. We charged $165,000 to the dealer reserve for the current blue book value of financed autos.

Salaries and benefits for the STEN Financial business segment for the year ended September 30, 2007 were $1,341,921 compared to $2,541 for the year ended October 1, 2006. The salaries and benefits included $579,897 in our STEN Credit operations, $156,507 in our EasyDrive Car and Credit locations and $605,517 in our consumer lending business and for the year ended September 30, 2007.

Occupancy and operating expenses for the year ended September 30, 2007 was $865,170 compared to $38,463 for the year ended October 1, 2006. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. We have eight locations, five in Arizona and three in Utah, in this business segment. Occupancy and operating expenses were $131,241 in our STEN Credit operations, $115,719 in our EasyDrive Cars and Credit locations and $618,210 in our consumer lending business for the year ended September 30, 2007. We have no plans to expand beyond our current locations and have leases in effect through fiscal 2008. Therefore, we do not anticipate an appreciable increase in occupancy and operating expenses in the next fiscal year.

Depreciation and amortization for the year ended September 30, 2007 was $346,053 compared to $7,596 for the year ended October 1, 2006. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $196,900 for our STEN Credit operations, $1,528 for our EasyDrive Cars and Credit locations and $147,625 in our consumer lending business for the year ended September 30, 2007.

Cost of Capital for the year ended September 30, 2007 was $409,960 compared to $0 for the year ended October 1, 2006. These expenses reflect the interest expense, or cost of capital, on the notes payable used directly in our auto financing subsidiary of STEN Credit. We believe that we have adequate capital to meet our cash requirements for our current businesses for the next twelve months from our internal working capital and bank line of credit. However, our business plan contemplates growing our auto finance business conducted through STEN Credit from its current level. We have required and will continue to require significant capital to continue to grow this business. Since we began conducting this business, we have relied upon receivable-based borrowings and the issuance of the renewable unsecured subordinated notes to support the growth of this business. We expect to continue to rely upon these and other sources, to meet our capital requirements in future periods.

Selling, general and administrative expenses for the year ended September 30, 2007 increased $252,651 to $1,179,324 from $926,673 during the year ended October 1, 2006. This 27.26% increase can be attributed to an increase of $143,093 ($0.07 per share) related to the allocation of stock based compensation, $129,628 in expenses associated with the registration of our renewable unsecured subordinated notes, $32,800 in debt issuance costs, and $35,000 in higher professional fees.

Liquidity and Capital Resources

On July 18, 2007, our subsidiary, BTAC Properties, sold a parcel of land located in Elk River Minnesota to Elk River 229 Carson, LLC. The purchase price was $495,000, excluding closing costs and prepayment penalties. Through this sale, BTAC Properties reduced the Minnesota mortgage to StanCorp Mortgage by $470,482.

On May 11, 2007, we completed the sale of our Burger Time business to BTND, LLC. The purchase price for the assets was $1,806,319 plus the assumption by the buyer of certain liabilities relating to mortgages of BTAC Properties as of April 29, 2007. Of the purchase price, $1,000,000 was paid in cash and $806,319 was paid by delivery of a promissory note. The note bears interest at a rate of 7.00% per annum with a term of 12 years. We recognized a gain of $100,000 upon the sale. BTND, LLC delivered a second promissory note to STEN in the amount of $1,886,431 representing the assumption by the buyer of certain liabilities relating to mortgages of BTAC Properties. The promissory note is acting as a pass-through agreement for the mortgage expense relating to these properties. Until BTND assumes these mortgages and the transfer of ownership of these properties is complete, we will continue to hold certain real estate assets related to Burger Time.

On April 5, 2007, the Securities and Exchange Commission declared effective our registration statement for the sale of up to $25 million of renewable unsecured subordinated notes with maturities from three months to ten years. As of September 30, 2007, we had $2,792,802 outstanding in renewable unsecured subordinated notes and $41,996 of accrued interest for a total of $2,834,798. The majority of the proceeds have been used to expand STEN Credit’s auto loan portfolio

On March 9, 2007, we completed a mortgage financing used in BTAC’s operations in the amount of $384,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 7.210% per annum and is payable in 59 equal monthly installments of $3,048 per month, with the final payment of all principal and all accrued interest not yet paid due March 5, 2012.

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

On February 13, 2007, STEN Credit Corporation and STEN Corporation entered into a Credit Agreement under which R.W. Sabes Investment will loan up to $3,000,000 to STEN Credit, subject to a defined borrowing base of STEN Credit assets. STEN Credit made an initial draw of $1,845,845 on February 13, 2007. In June 2007, we borrowed an additional $527,696 and the balance as of September 30, 2007 was $2,165,316. Amounts borrowed under the note bear interest at 15% and are due August 12, 2009. Principal and interest under the Note is convertible, at the option of the holder, into shares of STEN common stock at a rate of one share for each $8.20 converted. We granted R.W. Sabes Investment a security interest in substantially all of our assets. The security interest and our obligations were subordinate to the security interest and our obligations to Citizens Independent Bank. Both of these debt obligations were repaid following the end of the Company’s fiscal year.

As additional consideration, STEN issued to R.W. Sabes Investment a redeemable warrant to purchase 219,900 shares of our common stock at an exercise price of $4.50 per share. The Warrant may be exercised by the holder at any time prior to March 1, 2012. The shares of common stock underlying the Warrant may be redeemed by us in three separate tranches if the closing sales price of our common stock exceeds $6.00 per share for at least thirty consecutive trading days, among other conditions. The gross proceeds of $1,845,845 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued using management's estimates of fair value.

On January 24, 2007, STEN Credit Corporation borrowed $100,000 from a private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $104,000 is due and payable under the Note on April 24, 2007. On January 30, 2007, STEN Credit Corporation borrowed $50,000 from the same private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $52,000 is due and payable under the Note on April 30,2007. STEN Credit’s indebtedness to the private lender under the promissory note is unsecured and unconditionally guaranteed by STEN Corporation. We paid these notes in full in April 2007.

On January 11, 2007, STEN Credit Corporation borrowed $750,000 from Crown Bank in the form of a promissory note with a term of six months, expiring July 11, 2007, and having an interest rate bearing 9.250% per annum. The promissory note was paid on February 13, 2007 using proceeds from the first draw of the available amounts under the Credit Agreement with Sabes.

On January 2, 2007, STEN Credit Corporation and a private lender entered into a promissory note in the amount of $400,000 with interest at a rate equal to 15.875%. The principal portion of this note is payable on demand upon ten days’ written notice. Interest only is payable monthly, in arrears. STEN Credit’s indebtedness to this private lender under the promissory note is guaranteed by a portion of STEN Credit Corporation dealer inventory financing receivables equal to the amount of the note at the time it was issued.

In November 2006, and as amended March 2007, we entered into a non-solicitation agreement with Flash Motors. The term of the agreement is five years. Under the agreement, as amended, STEN Credit will pay Flash Motors a total sum of $1,400,000 in exchange for Flash Motors and its representatives not to solicit the accounts and prospects described in the agreement. Concurrently, STEN Credit issued a promissory note in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. On November 14, 2008, the note holder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.

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

The notes accrue interest at a rate of 6.25% per annum and are payable in 180 equal monthly installments of an aggregate of $13,486, with the final payment due June 1, 2020. The obligations of the notes are collateralized by a mortgage, assignment of rents, security agreement and fixture filing in favor of the Lender on each of the seven properties. BTAC and BTND, LLC also entered into a second promissory note of $1,886,432 relating to the assumption of two BTAC Properties mortgages with StanCorp. BTND, LLC intends to assume the Minnesota and North Dakota mortgages and the related promissory note in the thirteen weeks ended December 31, 2007. Currently, BTND, LLC’s promissory note to BTAC is intended to pass along to BTND, LLC the obligations of BTAC under the notes and mortgages with StanCorp.

In January 2006, we used the proceeds from the sale of our Ham Lake property to repay in full the mortgage and we purchased our leased property in Jacksonville, Texas.

During the first quarter of fiscal 2006, we advanced $1,000,000 to Site Equities in the form of a note receivable. During the third quarter of fiscal 2006, Site Equities did not meet the conditions for further advances under the note; therefore, we recorded an impairment and reserve for the amounts advanced to Site Equities.

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

 We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and bank line of credit. However, our auto finance business conducted through STEN Credit will require significant capital to continue to grow. Since we began conducting this business, we have relied upon receivable-based borrowings and the issuance of the renewable unsecured subordinated notes to support the growth of this business. If such borrowings were not available to us and if we are unable to otherwise adequately fund the STEN Credit business, the growth of this business, and our business as a whole, could be restricted. In February 2007, we filed a registration statement for an offering of up to $25 million of renewable unsecured subordinated notes that was declared effective in April 2007. As of September 30, 2007, we had $2,792,802 outstanding in renewable unsecured subordinated notes and $41,996 of accrued interest for a total of $2,834,798.

As of September 30, 2007, we had working capital of $1,466,994 as compared to $5,660,316 at October 1, 2006, and long-term liabilities of $5,534,165 at September 30, 2007 compared to $0 at October 1, 2006. As of September 30, 2007, we had $366,118 in cash and cash equivalents as compared to $2,786,941 at October 31, 2006. The $4,193,324 decrease in working capital at September 30, 2007 compared to October 1, 2006 was primarily the result of establishing our STEN Financial business. In fiscal year 2007, STEN Financial used cash and purchased certain assets from Flash Motors for $462,987, certain assets from National Financial Services, LLC for $570,000 and certain assets from Dimah Financial for $200,000. We also used cash to repurchase stock for $167,427 and to purchase other fixed assets of $268,057.

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

The following summarizes our contractual obligations at September 30, 2007. The notes payable consists of four mortgage notes, (two to Standard Insurance Company in the amounts of $521,483 and $898,160, one to Austin Bank in the amount of $491,953 and one to Bremer Bank in the amount of $378,709), three promissory notes (one to a private investor in the amount of $400,000, one to Flash Motors in the amount of $1,400,000 and one to R.W. Sabes Investment in the amount of $1,949,659) and the renewable unsecured subordinated notes of $2,834,798. The operating leases include the lease of our Minnetonka, Minnesota offices and our leases related to STEN Financial businesses. The table shows the effect these contractual obligations, which includes our discontinued operations, are expected to have on our liquidity and cash flows as of September 30, 2007.

	Total	1 Year or Less	1-3 years	3-5 Years	Over 5 Years

Operating Leases	$ 437,677	$ 282,262	$ 126,535	$ 28,880	$ -
Line of Credit	680,000	680,000	-	-	-
Notes Payable	8,905,546	3,005,260	3,901,260	612,056	1,386,970
Total	$10,023,223	$3,967,522	$4,027,795	$640,936	$1,386,970

On November 23, 2007, STEN Corporation and our wholly-owned subsidiaries, STEN Credit Corporation, STENCOR, Inc., EasyDrive Cars and Credit Corporation, entered into a Security Agreement with LV Administrative Services, Inc., the agent, as administrative and collateral agent for Valens U.S. SPV I, LLC.  On November 23, 2007, we drew $1,205,054 under the Security Agreement, of which $1,085,388 was used to repay all of the indebtedness of STEN Credit Corporation to a private individual and our outstanding indebtedness to Citizens Independent Bank.  On December 3, 2007, an additional $1,905,275 in funds from the Security Agreement was used to satisfy our outstanding indebtedness to R.W. Sabes Investment, LLC and an additional $135,691 in funds from the Security Agreement will be used to pay the loan fees of the lender and its affiliates.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer, Kenneth W. Brimmer, and Chief Financial Officer, Mark F. Buckrey, have evaluated our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, they have concluded that as of that date, our disclosure controls and procedures are effective.

(b)    Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

Information Regarding Directors

The names and biographical information concerning our current directors are set forth below, based upon information furnished to the Company by the directors.

Class I Director: Terms Expiring After Fiscal 2008

Gervaise Wilhelm, age 64. Ms. Wilhelm has been a director of STEN Corporation since February 2000.  Since 2005, she has served as the Chief Executive Officer of Closys Corporation, which develops, tests and manufactures arterial sealing devices. She also is the managing director of Endomedical Technologies, a developer of endoscope barrier sheathing products, and has been affiliated with Endomedical Technologies since 1998. Ms. Wilhelm served as the Chief Executive Officer of Paradigm Diagnostics, a food safety monitoring company from 2001 to 2005 and also served as a director. She is currently a director of Closys Corporation and Endomedical Technologies.

Steven F. Sabes, age 39.  Mr. Sabes has been a director of STEN Corporation since August 10, 2007. Since 1999, Mr. Sabes has developed three private specialty finance companies all of which are currently owned and operated by him. Opportunity Finance provides commercial trade loans to medium-sized businesses, MedFinance purchases receivables of uninsured/underinsured patients from medical providers, and Great West Growth purchases life insurance policies in the secondary market. Mr. Sabes also currently serves on the board of directors for SpeciGen, Inc., a biotech company. Prior to his activities in the finance industry, Mr. Sabes conducted pharmaceutical research as a Senior Scientist at Shionogi BioResearch in Boston. Mr. Sabes has a Ph.D. in organic chemistry from the University of Minnesota.

Class II Directors: Term Expiring After Fiscal 2009

Kenneth W. Brimmer, age 52. Mr. Brimmer has been a director of STEN Corporation since February 1998. Mr. Brimmer has been the Company’s Chief Executive Officer since September 2003. Mr. Brimmer also has been Chief Manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer was the Chairman and a Director of Active IQ Technologies, Inc. from April 2000 until June 2003 and was its Chief Executive Officer from April 2000 until December 2001. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and he was also its Treasurer from its inception in 1995 until April 2000. Mr. Brimmer currently serves on the board of directors of New York Stock Exchange listed Landry’s Restaurants, Inc. Mr. Brimmer also is currently a member of the board of directors of Hypertension Diagnostics, Inc. and Landry’s Restaurants, Inc.

Robert S. Kuschke, age 52.  Mr. Kuschke been a director of STEN Corporation since May 16, 2007.  He has been the Director of External Reporting at Entegris, Inc., a manufacturer in the microelectronics sector, since February 2000. From 1983 to 2000, Mr. Kuschke served in various accounting and reporting roles with Apogee Enterprises, Inc. From 1977 to 1983, he was employed by Main Hurdman, a public accounting firm, now a part of KPMG International. Mr. Kuschke is a graduate of St. John’s University and a certified public accountant.

Class III Directors: Terms Expiring After Fiscal 2007

Allan D. Anderson, age 54. Mr. Anderson has been a director of STEN Corporation since October 2000. Mr. Anderson is currently the Chief Financial Officer and a director of Reliafund, Inc. Reliafund, Inc. is a third-party processing company of ACH transactions. In January 2001, Mr. Anderson sold his interest in RiverBend Solutions (“RiverBend”) having served as President since August 2000 and as Chief Financial Officer since January 2000. He was a director of RiverBend from 1995 to 2001. Mr. Anderson was the President of Metropolitan Financial Management, Inc. from 1997 to 1999 and served as its Treasurer from 1995 to 1999. He was a director of Metropolitan Financial Management, Inc. from 1991 to 1999. Prior to joining Metropolitan, he was the Chief Financial Officer of Pan Am Systems, Inc. from 1994 to 1995. Mr. Anderson has a degree in Accounting and worked as a CPA and Audit Manager with Arthur Andersen & Co. from 1976 through 1983.

Information Regarding Executive Officers

Below is certain biographical and other information regarding our Chief Financial Officer, Mark F. Buckrey. Information regarding Kenneth W. Brimmer, our Chief Executive Officer, is set forth above under “Information Regarding Directors.”

Mark F. Buckrey, age 50. Mr. Buckrey has served as the Chief Financial Officer of STEN Corporation since August 2002. Mr. Buckrey joined the Company in November 2001 as Controller. Prior to joining the Company, Mr. Buckrey was employed by Birch Bridge Communications, formerly Uniplex Corporation, for more than 10 years, first as Controller, and then as Vice President.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, our executive officers, directors and 10% shareholders are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in our common stock. To our knowledge, all of our executive officers, directors and 10% shareholders made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2007.

Code of Ethics and Code of Conduct

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller and other persons performing similar functions. This code of ethics is included in our Code of Ethics filed as Exhibit 14.1 to our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission.

We have also adopted a code of business conduct applicable to each of our directors, officers and employees to promote the ethical handling of conflicts of interest, full and fair disclosure, and compliance with laws, rules and regulations.  This code of conduct is available on our website at www.stencorporation.com.

We intend to satisfy the disclosure requirements of the Securities and Exchange Commission regarding certain amendments to, or a waivers from, provisions of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller by posting such information on our website at www.stencorporation.com.

Description of Committees of the Board of Directors

The board of directors has established a Compensation Committee and an Audit Committee. The composition and function of these committees are set forth below.

Audit Committee.  The Audit Committee is currently comprised of Allan D. Anderson, Robert S. Kuschke (Chair) and Steven F. Sabes. The Audit Committee assists the board by reviewing the integrity of our financial reporting processes and controls; the qualifications, independence and performance of the independent auditors; and compliance by us with certain legal and regulatory requirements. The Audit Committee has the sole authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews our annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee reviews reports on various matters, including our critical accounting policies, significant changes in our selection or application of accounting principles and our internal control processes. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor. The Committee acts under a written charter most recently amended on December 11, 2003 and attached as Appendix A to our proxy statement for our 2007 Annual Meeting of Shareholders. During the fiscal year ended September 30, 2007 the Audit Committee met 4 times.

In December 2007, our board of directors has reviewed the education, experience and other qualifications of each of the members of the Audit Committee. After review, the board of directors has determined that Mr. Kuschke meets the Securities and Exchange Commission definition of an “audit committee financial expert.” Mr. Kuschke has experience with analyzing and evaluating financial statements and accounting issues, and the ability to assess Generally Accepted Accounting Principles.

Compensation Committee.  The Compensation Committee reviews and makes recommendations to the board concerning salaries, bonus awards and benefits for officers and key employees. The current members of the Compensation Committee are Gervaise Wilhelm and Allan D. Anderson. During fiscal year ended October 1, 2006, the Compensation Committee met 2 times.

Nomination and Shareholder Communications Processes

We do not currently have a nominating committee. The board as a whole performs certain of the functions typical of a nominating committee, including the identification and recruitment of nominees for election as a director of STEN Corporation.  The board believes that a nominating committee separate from the whole board is not necessary at this time to ensure that candidates are appropriately evaluated and selected, given our size and the size of our board.  The board also believes that, given our size and the size of our board, an additional committee of the board would not add to the effectiveness of the evaluation and nomination process. For these reasons, the board believes it is not appropriate to have a nominating committee.

Four of the five current members of the board, Messrs. Anderson, Sabes, Kuschke and Ms. Wilhelm are “independent” as that term is defined by The Nasdaq Marketplace Rules and the rules of the Securities and Exchange Commission. These independent directors participate in the consideration of director nominees and select the nominees for election of director.

The board’s process for recruiting and selecting nominees is for board members to attempt to identify individuals who are thought to have the business background and experience, industry specific knowledge and general reputation and expertise that would allow them to contribute as an effective director to our governance, and who are willing to serve as a director of a public company. Generally, the board will first consider current board members since they meet the criteria listed above and possess an in-depth knowledge of our business, our history, strengths, weaknesses, goals and objectives. This level of knowledge has proven very valuable to us. To date, we have not engaged any third party to assist in identifying or evaluating potential nominees.

After a possible candidate is identified, the individual meets with various members of the board to discuss their possible interest and willingness to serve, and board members discuss amongst themselves the individual’s potential to be an effective board member.  If the discussions and evaluation are positive, the individual is invited to serve on the board.

The board will consider shareholder recommendations for candidates to serve on the board and would evaluate any shareholder recommended nominee using the same process as applied to any other candidate.  In evaluating candidates, the board will require that candidates possess, at a minimum, a desire to serve on our board, an ability to contribute to the effectiveness of the board, an understanding of the function of the board of a public company and relevant industry knowledge and experience. In addition, while not required of any one candidate, the board would consider favorably experience, education, training or other expertise in business or financial matters and prior experience serving on boards of public companies. Collectively, the composition of the board must allow us to meet the listing standards of The Nasdaq Stock Market. In evaluating any candidate for director nominee, the board will also evaluate the contribution of the proposed nominee toward compliance with The Nasdaq Stock Market listing standards.  There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors since the our 2007 Annual Meeting of Shareholders.

Any shareholder who desires to communicate directly with our board of directors may address correspondence to the whole board, or any particular member of the board, in care of the Corporate Secretary at the Company’s offices: 10275 Wayzata Boulevard South, Suite 310, Minnetonka, Minnesota 55305. All communications delivered in this manner will be promptly forwarded to the specified addressee, without alteration.

ITEM 10. EXECUTIVE COMPENSATION

Explanation of Compensation

The following discussion and analysis describes our compensation objectives and policies as applied to the persons serving as our directors in fiscal year 2007, Allan D. Anderson, Gervaise Wilhelm, Jeffrey A. Zinnecker, Robert S. Kuschke, James B. Lockhart and Steve F. Sabes, as well as for Kenneth W. Brimmer, our Chief Executive Officer, and Mark F. Buckrey, our Chief Financial Officer. Messrs. Brimmer and Buckrey are referred to in this Annual Report on Form 10-KSB as the “Named Executive Officers.”

This explanation section is intended to provide a framework for understanding the actual compensation awarded to or earned by the directors and each Named Executive Officer during 2007, as reported in the compensation tables and accompanying narrative sections of this proxy statement.

The Compensation Committee reviews and approves salaries, cash bonuses and benefits for executive officers and key employees, as well as the other terms of employment of our executive officers. The Compensation Committee has also been appointed by the Board of Directors to administer our 2000 Stock Option Plan (the “2000 Plan”). Under the Compensation Committee’s charter, the Compensation Committee has the authority to retain, at our expense, such independent counsel or other advisers as it deems necessary to carry out its responsibilities. For 2007, the Compensation Committee did not use the services of a compensation consultant, but may do so in the future.

In determining compensation for Named Executive Officers other than the Chief Executive Officer, the Compensation Committee solicits input from the Chief Executive Officer regarding the duties, responsibilities and performance of the other executive officer. The Chief Executive Officer also recommends to the Compensation Committee the base salary for all Named Executive Officers and the awards under any long-term equity program. From time to time, the Named Executive Officers are invited to attend meetings of the Compensation Committee. No Named Executive Officer attends any executive session of the Compensation Committee or is present during deliberations or determination of such Named Executive Officer’s compensation.

For the Named Executive Officers, annual compensation consists of base salary and long-term equity-based compensation. The Named Executive Officers are also eligible for cash bonuses that may be granted, from time to time, at the discretion of the Compensation Committee for outstanding performance in any fiscal year.  For the directors, annual compensation consists of annual fees and long-term equity-based compensation. Mr. Brimmer, who is both a director and a Named Executive Officer, receives no compensation for his service as a board member.

During fiscal year 2007, the Compensation Committee did not recommend any changes in the compensation of directors or executive officers. For the directors, the Compensation Committee believes that the compensation received by board members was comparable to that earned by directors of other comparable companies and consistent with our historical compensatory practices. For executive officers, the Compensation Committee did not adjust the compensation of the Chief Executive Officer which is $5,000 per month. The Compensation Committee did not adjust the compensation of the Chief Financial Officer because it did not believe that our performance or the compensation of executive officers at similar companies compelled an adjustment. Likewise, the Compensation Committee did not award any bonuses to the Named Executive Officers for fiscal year 2007 performance. The Compensation Committee is considering implementing a more structured bonus program based upon established performance goals.

The Compensation Committee provides long-term equity compensation to the Named Executive Officers through annual, discretionary option grants under a shareholder-approved equity compensation plan. Currently, the Compensation Committee grants options under the shareholder-approved 2000 Plan. On November 11, 2006, the Compensation Committee granted a stock option under the 2000 Plan to Mark F. Buckrey in recognition of his services in fiscal year 2006. No Named Executive Officer received stock options in recognition of service in fiscal year 2007. As described below, the Compensation Committee granted options on December 13, 2007 to non-employee directors under the 2000 Plan in recognition of service in fiscal year 2007. See Item 10. “Executive Compensation – Director Compensation” for additional information regarding these grants.

Employment Agreements and Post-Termination Compensation

We do not have a written employment agreement with Kenneth W. Brimmer, our Chief Executive Officer or with Mark F. Buckrey, our Chief Financial Officer. However, since January 2004, Mr. Brimmer’s employment as our Chief Executive Officer and his compensation have been determined by a series of resolutions adopted by our board of directors.  Currently, the resolution provides that Mr. Brimmer will be paid a monthly salary of $5,000 and he would be eligible for a bonus under a performance based program determined at a future date. Our employment arrangement with Mr. Brimmer does not provide for severance or any other post-termination compensation. There is no employment arrangement regarding Mr. Buckrey’s employment or any arrangement providing for severance or other post-employment compensation.

Summary Compensation Table

The following table shows information concerning compensation earned for services in all capacities during fiscal year 2007 for: (i) Kenneth W. Brimmer, who served as our Chief Executive Officer in fiscal year 2007 and Mark F. Buckrey, who served as our Chief Financial Officer in fiscal year 2007 (together referred to as the “Named Executive Officers”). There were no other executive officers whose total compensation was at least $100,000, less the amount representing the change in pension value and nonqualified deferred compensation earnings, in fiscal year 2007.

Name and Position	Year	Salary ($)	Bonus ($)	Options Awards ($) (1)	All Other Compensation ($)(2)	Total ($)
Kenneth W. Brimmer	2007	$60,000	$0	$52,246	$1,211	$113,457
Mark F. Buckrey	2007	$92,000	$0	$29,203	$1,857	$123,060

(1)  Values expressed represent the actual compensation cost recognized by our company during fiscal 2007 for equity awards granted in fiscal year 2007 and prior years as determined pursuant Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”) utilizing the assumptions discussed in Note 1 – “Nature of Business and Summary of Significant Accounting Policies – Stock-Based Compensation” in the notes to financial statements included in this Annual Report on Form 10-KSB for the year ended September 30, 2007.

(2)  All amounts are employer match under our 401(k) plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning equity awards outstanding to the Named Executive Officers at September 30, 2007.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kenneth W. Brimmer	5,000	0	5,000	5.60	10/11/2007
Kenneth W. Brimmer	5,000	0	5,000	6.00	12/10/2008
Kenneth W. Brimmer	50,000	0	50,000	6.00	12/10/2008
Kenneth W. Brimmer	10,000	40,000	50,000	6.00	11/14/2016
Mark F. Buckrey	10,000	0	10,000	9.74	11/25/2011
Mark F. Buckrey	10,000	0	10,000	7.02	7/25/2012
Mark F. Buckrey	3,000	12,000	15,000	6.00	11/14/2014

Of the options described above held by Mr. Brimmer, the option expiring in 2007 and the options expiring in 2008 were fully vested on the date of grant; the option expiring in 2016 vests in increments of 20% of the underlying shares on the first five anniversaries of the date of grant. Of the options described above held by Mr. Buckrey, all options vest in increments of 20% of the underlying shares on the first five anniversaries of the date of grant.

Director Compensation

We historically have compensated our non-employee directors through a combination of cash and stock options. Four non-employee directors served during fiscal 2007: Allan D. Anderson, Gervaise Wilhelm, Jeffrey A. Zinnecker (until May 11, 2007), Robert S. Kuschke (from May 16, 2007), James B. Lockhart (from May 16, 2007 to October 25, 2007), Steven F. Sabes (from August 10, 2007). In fiscal year 2007, Mr. Brimmer, our Chief Executive Officer, served as a director and received no compensation for his services as a director. Mr. Gary Copperud served as our director during fiscal year 2007 until his resignation on May 11, 2007, but because he also served as an officer, he also received no compensation as a director in fiscal year 2007.

In November 2007, we paid each of our non-employee director’s then serving, Messrs. Anderson, Kuschke, Sabes and Ms. Wilhelm, $4,000 representing compensation for fiscal 2007 ended September 30, 2007.

On December 13, 2007, the Compensation Committee granted Allan D. Anderson, Gervaise Wilhelm, Robert S. Kuschke and Steven F. Sabes, each a non-employee director, an option to purchase 4,000 shares of common stock in recognition for service in fiscal year 2007. Additionally, on December 13, 2007, the Compensation Committee granted Robert S. Kuschke and Steven F. Sabes an option to purchase 5,000 shares of common stock. While newly appointed or elected directors are typically granted additional options effective on the date of their appointment, we did not finalize the option awards as of that date. Therefore, the additional option grant on December 13, 2007 to Messrs. Kuschke and Sabes is intended to represent the options that should have been granted on the respective dates of their appointment. All stock options granted to the directors were made under the 2000 Plan, have a term of five years, and an exercise price of $2.50, which was in excess of the fair market value of our common stock on the date of grant.

The following table shows for fiscal year 2007, the cash and other compensation earned or paid to each of our board members for board and committee service:

Name of Director	Fees Earned In Cash $ (1)	Option Awards $ (2) (3)	Total Compensation

Allan D. Anderson	$ 4,000	$3,428	$7,428
Gervaise Wilhelm	$ 4,000	$3,428	$7,428
Jeffrey A. Zinnecker	$ 0	$3,428	$3,428
Robert S. Kuschke	$ 4,000	$0	$4,000
James B. Lockhart	$ 0	$0	$0
Steven F. Sabes	$ 4,000	$0	$4,000

(1)

Represents cash fees earned or paid in respect of service in fiscal year 2007 service as described above.

(2)

Values expressed represent the actual compensation cost recognized by our company during fiscal 2007 for equity awards granted in fiscal year 2007 and prior years as determined pursuant to SFAS 123R utilizing the assumptions discussed in Note 1 – “Nature of Business and Summary of Significant Accounting Policies – Stock-Based Compensation” in the notes to consolidated financial statements included in this Annual Report on Form 10-KSB for the year ended September 30, 2007.

(3)

At September 30, 2007 , the aggregate number of shares underlying outstanding options for each director was as follows: Allan D. Anderson, 17,500 shares; Gervaise Wilhelm 17,500 shares; Gary Copperud  110,000 shares; Jeffery Zinnecker 17,500 shares; Robert S. Kuschke, 0 shares; James B. Lockhart, 0 shares; Steven F. Sabes, 0 shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents, as of December 19, 2007, certain information regarding beneficial ownership of our  common stock by (i) each person known by us to beneficially own more than 5% of the 2,528,751 outstanding shares of common stock on that date; (ii) each of our current directors; (iii) each Named Executive Officer and (iv) all of our current executive officers and directors as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 10275 Wayzata Blvd. S., Suite 310, Minnetonka, Minnesota 55305.

Shares Beneficially Owned
						Percentage
			Shares Acquirable			Beneficially
Name of Beneficial Owner	Shares		within 60 Days (1)		Total	Owned
Gary Copperud (2)	494,735		194,848		689,583	25.32%
CMM Properties, LLC (2)	494,735		129,879		624,614	23.49%
Lyle Berman (3) 130 Cheshire Lane Minnetonka, MN 55350	262,222		0		262,222	10.37%
Gary A. Dachis (4) 10550 Wayzata Blvd. Minnetonka, MN 55305	222,222		0		222,222	8.79%
Valens U.S. SPV I, LLC(5) c/o Valens Capital Management, LLC 335 Madison Avenue, 10th Floor New York, New York 10017	227,794		0		227,794	9.0%
Bradley A. Berman (6) 130 Cheshire Lane Minnetonka, MN 55305	146,897		0		146,897	5.81%
Kenneth W. Brimmer (7)(8)	432,198	(9)	192,437	(10)	624,635	24.70%
Mark F. Buckrey (8)	0		23,000		23,000	.90%*
Allan D. Anderson (7)	0		16,500		16,500	.65%*
Gervaise Wilhelm (7)	3,800		16,500		20,300	.80%*
Robert Kuschke(7)	0		9,000		9,000	.35%*
Steve Sabes(7)	0		9,000		9,000	.35%*
All Current Officers and Directors as a Group (6 persons)	435,998		266,437		702,435	27.75%

* Less than 1%

(1)

Shares of common stock subject to options and warrants that are currently exercisable or exercisable within 60 days are deemed to be beneficially owned by the person holding the options and warrants for computing such person’s percentage, but are not treated as outstanding for computing the percentage of any other person.

(2)

Based on an Amendment No. 10 to Schedule 13D dated December 31, 2006 filed by the shareholder.  Shares held by Mr. Copperud include shares held by CMM Properties, LLC, of which Mr. Copperud is the President. Mr. Copperud has voting and investment control over the shares held by CMM Properties, LLC.

(3)

Based on a Schedule 13G dated November 28, 2005 filed by the shareholder and information provided by the shareholder.

(4)

Based on a Schedule 13G dated November 25, 2005 filed by the shareholder.

(5)

Based on a Schedule 13G dated November 23, 2007 filed by the shareholder

(6)

Based on an Amendment No. 1 to Schedule 13G dated October 11, 2007 filed by the shareholder.

(7)

Director.

(8)

Named Executive Officer.

(9)

Includes 4,000 shares owned by M. Brimmer directly, 90,717 shares beneficially owned by Mr. Brimmer through his IRA, 255,076 shares over which Mr. Brimmer shares voting and dispositive power with his wife, and 87,405 shares beneficially owned by Mr. Brimmer’s wife in her IRA.

(10)

Includes options to purchase 120,000 shares of common stock, warrants to purchase 3,000 shares of common stock beneficially owned by Mr. Brimmer through his IRA, warrants to purchase 63,437 shares held jointly by Mr. Brimmer and his wife and warrants to purchase 6,000 shares held by Mr. Brimmer’s wife through her IRA.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since the beginning of fiscal year 2007, we have not entered into any transaction and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Independence of Directors and Committee Members

The board of directors undertook a review of director independence in December 2007 as to all five directors then serving. As part of that process, the board reviewed all transactions and relationships between each director (or any member of the director’s immediate family) and us, our executive officers and our auditors, and other matters bearing on the independence of directors. In particular with respect to Steven F. Sabes, the board considered the fact that Steven F. Sabes is the son of Robert W. Sabes who controls R.W. Sabes Investment, LLC. We are party to a credit agreement and related convertible promissory note with R.W. Sabes Investment and in connection with the credit agreement, we issued redeemable common stock purchase warrants to R.W. Sabes Investment. Steven F. Sabes reported to the board that he has no relationship with R.W. Sabes Investment and reports no other relationship or transactions between him and us, our executive officers or our auditors. As a result of its review, the board of directors affirmatively determined that Allan D. Anderson, Robert S. Kuschke, Steven F. Sabes, and Gervaise Wilhelm are independent according to the “independence” definition of the Nasdaq Marketplace Rules. James B. Lockhart also served as our director in fiscal 2007 from May 16, 2007 to October 25, 2007. While the board of directors did not review his independence as a director in December 2007 because he was not serving at that time, the board reviewed his independence at the time he was appointed. At the time of his appointment, Mr. Lockhart was independent under the Nasdaq Marketplace Rules. Kenneth W. Brimmer is not independent because he serves as our Chief Executive Officer.

We have also established separate criteria for eligibility to serve as a member of our Audit Committee. The charter of the Audit Committee requires that the Audit Committee be comprised solely of directors who are independent of our management and are free of any relationship that, in the opinion of the board of directors, would interfere with their exercise of independent judgment as a committee member. Additionally, the charter requires that the members of the Audit Committee must be “independent” as such term is defined by the Nasdaq Marketplace Rules and regulations of the Securities and Exchange Commission. The board of directors affirmatively determined that the current members of the Audit Committee, Allan D. Anderson, Robert S. Kuschke and Steven F. Sabes, are independent of management, free of any relationship that would interfere with their exercise of independent judgment, and are independent as defined by the Nasdaq Marketplace Rules and as defined by Rule 10A-3 adopted by the Securities and Exchange Commission. Moreover, under the Audit Committee’s charter all members of the committee must have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the committee shall have accounting or related management expertise. The board of directors also determined that the members of the Audit Committee meet these requirements.

ITEM 13. EXHIBITS

Exhibit Number	Description
1.1

Distribution and Management Agreement between the Company, Sumner Harrington Ltd. and Sumner Harrington Agency, Inc. dated April 5, 2007 (incorporated by reference to form of document at Exhibit 1.1 of the Company’s Registration Statement on Form S-1 (File No. 333-140852) (the “Form S-1”)).

3.1	Composite Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).
3.2	Amended and Restated Bylaws effective February 23, 1995 (incorporated by reference to Exhibit 3.1(b) to the Company’s Annual Report on Form 10-KSB for the year ended September 30, 1998).
4.1	Indenture between the Company and Wells Fargo Bank, National Association dated April 5, 2007 (incorporated by reference to form of document at Exhibit 4.1 of the Form S-1).
4.2	Form of Note (incorporated by reference to Exhibit 4.2 of the Form S-1).
4.3	Form of Note Confirmation (incorporated by reference to Exhibit 4.3 of the Form S-1).
4.4	Form of Subscription Agreement (incorporated by reference to Exhibit 4.4 of the Form S-1).
4.5	Paying Agent Agreement between Wells Fargo Bank, National Association and STEN Corporation dated April 5, 2007 (incorporated by reference to form of document at Exhibit 4.5 of the Form S-1).
10.3	Mortgage Note dated December 15, 2000 issued in the amount of $975,000 by StanCorp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for September 30, 2002)
10.4

Subordinated Promissory Note dated June 30, 2005 in the principal amount of $700,000 made by Life Safe Services, LLC to STEN Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 30, 2005).

10.5

Guaranty dated June 30, 2005 by Patrick Hoene and Christine Hoene in favor of STEN Corporation (incorporated by reference to Exhibit 0.3 of the Company’s Current Report on Form 8-K dated June 30, 2005).

10.6

Mortgage, Assignment of Rents, Security Agreement Fixture Filing dated as of April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005 (the “June 2005 10-Q”)).

10.7

Note in the principal amount of $1,060,000 dated April 15, 2005 payable to Standard Insurance Company and made by BTAC Properties, Inc., Gary Copperud and Kenneth W. Brimmer (incorporated by reference to Exhibit 10.2 to the June 2005 10-Q).

10.8	Assignment of Lessor’s Interest in Leases dated as of April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.3 to the June 2005 10-Q).
10.9

Mortgage, Assignment of Rents, Security Agreement Fixture Filing dated April 25, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.4 to the June 2005 10-Q).

10.10

Note dated April 25, 2005 in the principal amount of $995,000 payable to Standard Insurance Company and made by BTAC Properties Inc., Gary Copperud and Kenneth W. Brimmer (incorporated by reference to Exhibit 10.5 to the June 2005 10-Q).

10.11	Assignment of Lessor’s Interest in Leases dated as of April 25, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.6 to the June 2005 10-Q).
10.12

Purchase Agreement dated August 10, 2005 by and between STEN Corporation and OLD Holdings, LLC (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-KSB for the year ended September 30, 2005 (the “2005 10-KSB”).

10.13	Amendment No. 1 to Purchase Agreement dated December 12, 2005 by and between STEN Corporation and OLD Holdings, LLC (incorporated by reference to Exhibit 10.40 to the 2005 10-KSB).
10.14

Consultant and Non-Compete Agreement dated as of November 14, 2006 by and between Colfax Financial Corporation and Flash Motors, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-KSB for the year ended October 1, 2006 (the “2006 10-KSB”)).

10.15	Asset Purchase Agreement dated as of November 14, 2006 by and between Colfax Financial Corporation and Flash Motors, Inc. (incorporated by reference to Exhibit 10.41 to the 2006 10-KSB).
10.16

Promissory Note dated November 14, 2006 from Colfax Financial Corporation as the maker and Flash Motors, Inc. as payee in the principal amount of $1,000,000 (incorporated by reference to Exhibit 10.42 to the 2006 10-KSB).

10.17

Promissory Note dated November 14, 2006 from Colfax Financial Corporation as the maker and Flash Motors, Inc. as payee in the principal amount of $400,000 (incorporated by reference to Exhibit 10.43 to the 2006 10-KSB).

10.18

Assignment and Transfer – Bill of Sale (JJ Ltd. William Hamen) from Flash Motors (d/b/a Colfax Financial) as assignor and Colfax Financial Corporation as assignee dated effective November 7, 2006 (incorporated by reference to Exhibit 10.43 to the 2006 10-KSB).

10.19

Business Loan Agreement (Asset Based) dated as of January 18, 2006 (Loan No. 4020716) by and between STEN Corporation and Citizens Independent Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006 (the “December 2006 10-Q”)).

10.20

Promissory Note dated January 18, 2006 by STEN Corporation as borrower and Citizens Independent Bank as lender in principal amount of $750,000 (incorporated by reference to Exhibit 10.2 to the December 2006 10-Q).

10.21	Commercial Security Agreement dated January 18, 2006 by and between STEN Corporation and Citizens Independent Bank (incorporated by reference to Exhibit 10.3 to the December 2006 10-Q).
10.22	Commercial Pledge Agreement dated January 18, 2006 by and between STEN Corporation and Citizens Independent Bank (incorporated by reference to Exhibit 10.4 to the December 2006 10-Q).
10.23	Commercial Loan/Note Amendment Agreement dated January 8, 2007 by and between STEN Corporation and Citizens Independent Bank (incorporated by reference to Exhibit 10.5 to the December 2006 10-Q).
10.24	Credit Agreement dated February 13, 2007 among Colfax Financial Corporation, STEN Corporation and R.W. Sabes Investment, LLC (incorporated by reference to Exhibit 10.6 to the December 2006 10-Q).
10.25

Secured Convertible Promissory Note dated February 13, 2007 in principal amount of up to $3,000,000 by Colfax Financial Corporation as maker, R.W. Sabes Investment, LLC as holder and STEN Corporation as to the conversion feature (incorporated by reference to Exhibit 10.7 to the December 2006 10-Q).

10.26	Security Agreement dated February 13, 2007 by Colfax Financial Corporation in favor of R.W. Sabes Investment, LLC (incorporated by reference to Exhibit 10.8 to the December 2006 10-Q).
10.27	Parent Guaranty dated as of February 13, 2007 by STEN Corporation in favor of R. W. Sabes Investment, LLC (incorporated by reference to Exhibit 10.9 to the December 2006 10-Q).
10.28	Security Agreement by STEN Corporation in favor of R. W. Sabes Investment, LLC dated February 13, 2007 (incorporated by reference to Exhibit 10.10 to the December 2006 10-Q).
10.29

Warrant to purchase 219,900 shares of Common Stock dated February 13, 2007 issued by STEN Corporation to R.W. Sabes Investment, LLC (incorporated by reference to Exhibit 10.11 to the December 2006 10-Q).

10.30	Registration Rights Agreement dated February 13, 2007 by and between STEN Corporation and R.W. Sabes Investment, LLC (incorporated by reference to Exhibit 10.12 to the December 2006 10-Q).
10.31

Lease Agreement dated February 15, 2007 by and between STEN Corporation and JAML LTD., LLLP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2007).

10.32

Lease dated February 15, 2007 by and between Harry March and MWJ, Inc., as assigned to STEN Corporation on February 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 15, 2007).

10.33

Settlement Agreement dated March 20, 2007 by and between Flash Motors, Inc. and STEN Credit Corporation (f/k/a Colfax Financial Corporation) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 20, 2007 (the “March 2007 8-K”)).

10.34

Non-Solicitation Agreement dated as of March 20, 2007 by and between STEN Credit Corporation (f/k/a Colfax Credit Corporation) and Flash Motors, Inc. (incorporated by reference to Exhibit 10.2 to the March 2007 8-K).

10.35

Promissory Note dated March 1, 2007 in principal amount of $1,400,000 by STEN Credit Corporation (f/k/a Colfax Financial Corporation) as maker and Flash Motors, Inc. as holder (incorporated by reference to Exhibit 10.3 of the March 2007 8-K).

10.36

Asset Purchase Agreement made May 11, 2007 retroactive to April 29, 2007 between Burger Time Acquisition Corporation and BTND, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the thirteen week period ended April 1, 2007).

10.37

Promissory Note dated May 11, 2007 in the amount of $806,317 by BTND, LLC as maker and Burger Time Acquisition Corporation as payee  (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the thirteen week period ended April 1, 2007).

10.38	Promissory Note dated April 28, 2007 in the amount of $1,886,431.94 by BTND, LLC as maker and STEN Corporation as payee.
10.39

Security Agreement made as of November 23, 2007 by and among Valens U.S. SPV I, LLC, as lender, LV Administrative Services, Inc., as administrative and collateral agent, STEN Credit Corporation, Stencor, Ind., EasyDrive Cars and Credit Corporation, STEN Corporation and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 23, 2007 (the “November 2007 8-K”).

10.40

Secured Revolving Note dated November 23, 2007 issued by STEN Corporation and the other companies thereto to Valens U.S. SPV I, LLC, as holder in the maximum principal amount of $5,500,000 (incorporated by reference to Exhibit 10.2 to November 2007 8-K).

10.41

Common Stock Purchase Warrant dated November 23, 2007 issued by STEN Corporation to Valens U.S. SPV I, LLC for 22,006 shares of common stock  (incorporated by reference to Exhibit 10.3 to November 2007 8-K).

10.42	Irrevocable Proxy dated November 23, 2007 by Valens U.S. SPV I, LLC appointing STEN Corporation (incorporated by reference to Exhibit 10.4 to November 2007 8-K).
10.43	Registration Rights Agreement dated November 23, 2007 by and between STEN Corporation and Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.5 to November 2007 8-K).
21	List of Subsidiaries
23.1	Consent of Virchow, Krause & Company, LLP
25.1	Statement of Eligibility under the Trust Indenture Act of 1939, as amended, of Wells Fargo, National Association (incorporated by reference to Exhibit 25.1 of the Form S-1).
31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act
32	Certification pursuant to 18 U.S.C. §1350

* Management contact, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-KSB.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Virchow, Krause & Company, LLP, independent registered public accounting firm and certified public accountants, served as independent accountants of the Company for the fiscal year ended September 30, 2007. The following is an explanation of the fees billed to the Company by Virchow, Krause & Company, LLP for professional services rendered for the fiscal years ended September 30, 2007 and October 1, 2006, which totaled $215,510 and $146,641, respectively.

Audit Fees

The aggregate fees billed to the Company for professional services related to the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-QSB, or other services normally provided by Virchow, Krause & Company, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended September 30, 2007 and October 1, 2006 totaled $157,820 and $103,540, respectively.

Audit-Related Fees

The aggregate fees billed to the Company by Virchow, Krause & Company, LLP for professional services related to the registration statement for our renewable unsecured subordinated notes for the fiscal year ended September 30, 2007 totaled $18,190. There were no audit related fees for professional services for the fiscal year ended October 1, 2006.

Tax Fees

The aggregate fees billed to the Company by Virchow, Krause & Company, LLP for professional services related to tax compliance, tax advice, and tax planning, including services related to the Company’s federal, state, franchise and income tax filings for the fiscal years ended September 30, 2007 and October 1, 2006 totaled $37,610 and $23,875, respectively.

All Other Fees

The aggregate fees billed to the Company by Virchow, Krause & Company, LLP for professional services related to due diligence on acquisitions for the fiscal years ended September 30, 2007 and October 1, 2006 totaled $1,225 and $19,226, respectively.

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

All of the services described above for 2007 were pre-approved by the Audit Committee or a member of the Committee before Virchow, Krause & Company, LLP was engaged to render the services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on December 31, 2007.

STEN CORPORATION

By: /s/ Kenneth W. Brimmer
Kenneth W. Brimmer
Chief Executive Officer

POWER OF ATTORNEY

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 31, 2007.

/s/ Kenneth W. Brimmer	Director, Chief Executive Officer
Kenneth W. Brimmer	(Principal Executive Officer)

/s/ Mark F. Buckrey	Chief Financial Officer
Mark F Buckrey	(Principal Financial Officer)

/s/ Allan D. Anderson	Director
Allan D. Anderson

/s/ Robert S. Kuschke	Director
Robert S. Kuschke

/s/ Steven F. Sabes	Director
Steven F. Sabes

/s/ Gervaise Wilhelm	Director
Gervaise Wilhelm

TABLE OF CONTENTS

Page Number
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Stockholders’ Equity	F-4
Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6 to F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

STEN Corporation and Subsidiaries

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of STEN Corporation and Subsidiaries as of September 30, 2007 and October 1, 2006, and the related consolidated  statements of operations, shareholders' equity and cash flows for the years then ended.  These consolidated  financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective October 2, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.”

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STEN Corporation and Subsidiaries as of September 30, 2007 and October 1, 2006 and the results of their  operations and their  cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 16 of the consolidated financial statements, the Company has restated its consolidated statement of operations and cash flows for the year ended October 1, 2006 to reclass the losses incurred related to Sten Acquisition Corporation from discontinued operations to continuing operations.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

December 31, 2007

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Years ended and September 30, 2007 and October 1, 2006

ASSETS

	09/30/07	10/01/06
CURRENT ASSETS
Cash and cash equivalents	$366,118	$2,786,941
Accounts receivable, net	294,861	279,690
Current portion of notes receivable	153,783	108,000
Current portion of loans receivable	2,912,836	77,629
Inventories	1,142,843	545,525
Other current assets	1,693,039	321,065
Assets of discontinued operations	1,419,643	4,141,098
Total Current Assets	7,983,123	8,259,948
PROPERTY AND EQUIPMENT, NET	1,293,620	896,223
OTHER ASSETS
Intangible assets, net	1,750,043	177,481
Notes receivable, net of current portion	1,208,383	574,000
Loan receivable, net of current portion	4,645,566	-
Other assets	590,046	108,046
Total Other Assets	8,194,038	859,527
TOTAL ASSETS	$17,470,781	$10,015,698

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit, bank	$680,000	$-
Current portion of long-term debt	2,886,265	-
Accounts payable	496,385	25,143
Other current liabilities	931,187	120,260
Liabilities of discontinued operations	1,522,292	2,454,229
Total Current Liabilities	6,516,129	2,599,632
LONG-TERM LIABILITIES
Dealer reserves	1,076,707	-
Long-term debt, net of current portion	4,457,458	-
Total Long-Term Liabilities	5,534,165	-

Total Liabilities	12,050,294	2,599,632
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares authorized, 5,000,000 undesignated shares authorized, 1,990,957 and 2,047,414 common shares issued and 1,990,957 and 2,018,957 shares outstanding.	19,909	20,189
Additional paid-in capital	4,774,740	4,564,325
Retained earnings	625,838	2,831,552
Total Stockholders’ Equity	5,420,487	7,416,066
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,470,781	$10,015,698

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Years ended and September 30, 2007 and October 1, 2006

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended and September 30, 2007 and October 1, 2006

	09/30/2007	10/01/2006 (Restated - see Note 16)
REVENUES
Revenues related to Contract manufacturing, net	$1,444,822	$2,156,070
Finance charges related to STEN Financial, net of loan losses and adjustments of $395,009 and $0 for the fiscal years ended 2007 and 2006	3,111,453	30,313
TOTAL REVENUES	4,556,275	2,186,383

COST AND EXPENSES
Costs of goods sold related to Contract manufacturing	1,391,807	1,690,605
Loss on impairment of note receivable from Site Equities	0	1,082,671
Expenses related to STEN Financial
Cost of autos sold	1,002,808	0
Auto inventory write-down and related costs	1,137,439	0
Salaries and benefits	1,341,921	2,541
Occupancy and operation expenses	865,170	38,463
Depreciation and amortization	346,053	7,596
Cost of capital	409,960	0
Selling, general and administrative	1,179,324	926,673
TOTAL COST AND EXPENSES	7,674,482	3,748,549

Loss from Continuing Operations	(3,118,207)	(1,562,166)
OTHER EXPENSE
Interest income	91,405	207,414
Interest expense	(308,173)	0
Net Other Income (Expense)	(216,768)	207,414

Loss from Continuing Operations Before Income Taxes	(3,334,975)	(1,354,752)

BENEFIT FROM INCOME TAXES	(1,110,204)	(419,539)
NET LOSS FROM CONTINUING OPERATIONS	(2,224,771)	(935,213)
Income from discontinued operations	30,589	477,976
Provision for income taxes from discontinued operations	11,532	151,001
Income from discontinued operations	19,057	326,975
NET LOSS	$(2,205,714)	$(608,238)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(1.12)	$(0.46)
Diluted	$(1.12)	$(0.46)
NET INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$0.01	$0.16
Diluted	$0.01	$0.16
NET LOSS PER SHARE:
Basic	$(1.11)	$(0.30)
Diluted	$(1.11)	$(0.30)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	1,989,975	2,032,429
Diluted	1,989,975	2,032,429

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended and September 30, 2007 and October 1, 2006

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended and September 30, 2007 and October 1, 2006

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
BALANCES, September 30, 2005	1,684,283	$ 16,843	$3,070,531	$3,439,790	$ 6,527,164

Sale of common stock	444,444	4,444	1,995,554	-	1,999,998
Repurchase of common shares	(109,770)	(1,098)	(501,760)	-	(502,858)
Net loss	-	-	-	(608,238)	(608,238)
BALANCES, October 1, 2006	2,018,957	20,189	4,564,325	2,831,552	7,416,066

Exercise of warrants	9,810	99	39,142	-	39,241
Repurchase of common shares	(37,810)	(379)	(167,048)	-	(167,427)
Issuance of stock warrants related to notes payable	-	-	175,000	-	175,000
Stock based compensation	-	-	163,321	-	163,321
Net loss	-	-	-	(2,205,714)	(2,205,714)
BALANCES, September 30, 2007	1,990,957	$ 19,909	$4,774,740	$625,838	$ 5,420,487

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended and September 30, 2007 and October 1, 2006

		10/01/2006
	09/30/2007	(Restated - see Note 16)
Cash flows from operating activities:
Net loss	$ (2,205,714)	$ (608,238)
Adjustments to reconcile net loss to net cash flows from operating activities:
Loss on impairment on note receivable from Site Equities	-	1,082,671
Depreciation and amortization	412,173	232,445
Amortization of original issue discount	32,820	-
Provision for credit losses	1,137,439	-
Stock based compensation	163,321	-
Deferred income taxes	(1,145,000)	2,000
Changes in certain assets and liabilities:
Accounts receivable	(10,830)	5,019
Loans receivable	(6,766,813)	-
Inventories	(1,564,637)	(45,525)
Other current assets	(700,658)	(222,978)
Accounts payable	484,805	(210,399)
Dealer Reserve	764,213	-
Other current liabilities	717,402	(199,541)
Net Cash flows from operating activities-continuing operations	(8,681,479)	35,454
Net cash used in discontinued operations	228,648	(30,826)
Loss from operations of discontinued business	(30,589)	15,043
Gain on sale of assets of discontinued business held for sale	(100,000)	(493,019)
Net Cash flows from operating activities-discontinued operations	98,059	(508,802)
Net Cash flows from operating activities	(8,583,420)	(473,348)

Cash flows from investing activities:
Investments in certificate of deposit	-	912,609
Purchase of Alliance Cash Advance	-	(275,000)
Purchase of Moneyworldlending	(200,000)	-
Purchase of Cash Advance-Utah, net of cash received of $30,000	(570,000)	-
Purchase of assets related to vehicle finance business	(462,987)	-
Purchases of property and equipment	(268,057)	(978,318)
Purchase of intangibles	(5,254)	(2,938)
Advance to Site Equities	-	(1,062,671)
Payments received on notes receivable	126,153	353,708
Cash surrender value of life insurance	-	11,703
Net Cash flows from investing activities-continuing operations	(1,380,145)	(1,040,907)
Net proceeds related to discontinued operations	-	1,600,000
Purchase of assets of discontinued business	(53,941)	(252,140)
Proceeds from sale of Burger Time	1,000,000	-
Proceeds from sale of Elk River Burger Time Property	495,000	-
Net Cash flows from investing activities-discontinued operations	1,441,059	1,347,860
Net Cash flows from investing activities	60,914	306,953

Cash flows from financing activities:
Advance on line of credit, bank	680,000	-
Proceeds from long-term debt	6,489,694	-
Payments on long-term debt	(1,287,791)	(766,631)
Proceeds from mortgage of property	884,000	-
Prepaid financing costs	(8,315)	-
Repurchase of common shares	(167,427)	(502,858)
Proceeds from exercise of warrants	39,241	-
Proceeds from sale of common stock	-	1,999,998
Net Cash flows from financing activities continuing operations	6,629,402	730,509
Payments on long-term debt of discontinued business	(527,719)	(86,776)
Net Cash flows from financing activities discontinued operations	(527,719)	(86,776)
Net Cash flows from financing activities	6,101,683	643,733
Net decrease in cash and cash equivalents	(2,420,823)	477,338
Cash and cash equivalents - beginning of period	2,786,941	2,309,603
Cash and cash equivalents - end of period	$ 366,118	$ 2,786,941

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

STEN Corporation and Subsidiaries (the Company or STEN) is a diversified business, primarily focused on its financing business through STEN Financial Corporation. The Company also has a contact manufacturing business providing a line of sterilization containers and filters for use by hospitals and other injection molded products.

Principles of Consolidation

The consolidated financial statements include the accounts of STEN Corporation and its wholly-owned subsidiaries: Oxboro, Inc. (formerly known as Oxboro Medical, Inc.); STENCOR Inc. which operates the contract manufacturing and STEN Financial Corporation as of January 2006 and its wholly-owned subsidiaries, Alliance Advance, Inc. and STEN Credit Corporation (formerly Colfax Financial Corporation), and EasyDrive Cars and Credit Corporation, which operates in the “Buy Here/Pay Here” retail used auto selling business.

Fiscal Year

In 2006, we changed our fiscal year end from September 30 to the Sunday closest (before or after) to September 30 (a fifty-two or fifty-three week year). We also changed the quarterly periods within the new fiscal year so that each quarter will consist of thirteen weeks of two four-week periods followed by one five-week period. Our 2007 fifty-two week fiscal year ended on September 30, 2007 and our 2006 fifty-two week fiscal year ended on October 1, 2006. The effect on comparisons with prior period calendar quarters is insignificant.

Auto Financing

We expect to devote a significant portion of our resources to continuing to develop our automobile finance business. Our auto finance business is conducted through our wholly-owned subsidiary, STEN Credit Corporation (“STEN Credit” or “Auto Finance Subsidiary”). Through STEN Credit, we are engaged in providing auto loans to consumers regardless of credit history. Our loans are offered through a limited number of “dealer-partners” who benefit by selling vehicles to consumers who otherwise could not obtain financing. We currently offer our loans through eleven dealer-partners in Arizona. The contracts entered into with consumers are installment receivable contracts with full-recourse to dealer-partners. The dealer-partners are paid approximately 68% of the principal contract value at the time we enter into the installment sales contract with the customer. The dealer-partner assumes responsibility for repossessing the vehicle in the event of a contract default. We are generally reimbursed the remaining value of the contract at the time of default and foreclosure. The dealer-partners also maintain a “reserve account” or “hold-back” with STEN Credit as an additional level of collateral for the recourse guarantee equal to approximately 25% of the outstanding installment note receivable balance which is described as long-term dealer reserve payable on the consolidated balance sheet of STEN. The dealer-partner reserve account, or hold-back, is only payable to the dealer after the net amount due to us has been fully-satisfied and then the amount due is only payable as amounts due on the contracts are collected from the underlying installment note borrowers. The dealer reserve account under these arrangements at September 30, 2007 was $1,076,707 and is reflected as a long-term payable in the accompanying financial statements. The dealer-partner also pays to us a discount fee of up to 7% of the face value of the installment receivable contracts at the time the contract is entered into. The value of this discount is recognized as additional imputed interest income over the life of the contract.

In addition to installment receivable contracts, we also may finance a portion of the dealer-partner vehicle inventory through a “floor-plan” program. Under this program, we finance up to the full wholesale cost of the dealer-partner’s vehicle inventory and we hold title to the vehicles and the related dealer reserve as collateral. In our auto financing business, the dealer-partners are charged a fee of 2% per month, or for any fraction thereof, to finance vehicle inventory. The result is an annualized charge of slightly more than 24% per annum. Interest on notes receivable is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. We entered the business of dealer floor-planning on November 7, 2006 by acquiring a portfolio of automobile-related receivables consisting of $225,559 in dealer inventory financing notes and $284,922 in automobile installment purchase notes valued at fair value at the date of purchase. The aggregate purchase price after deducting reserves payable to the dealer of $147,474 was $362,987, which we paid in cash. Flooring receivable at September 30, 2007 was $628,687.

Used Auto Sales-Retail

The Company has developed its own “Buy Here/Pay Here” retail used car business. Our subsidiary, EasyDrive Cars and Credit Corporation, sells used cars and STEN Credit finances their sale. STEN Credit finances sales to customers that typically would not qualify for conventional financing as a result of limited credit histories or past credit problems. STEN Financial has two used car lots located in Arizona operating under the names “EasyDrive Cars and Credit” and “Best Price Auto Sales”.

Consumer Financing

Our Consumer financing business is conducted through STEN Financial Corporation and consists of 4 locations, one in Tempe Arizona and three located in and around Salt Lake City Utah. These locations provide customer’s short term consumer loans such as auto title loans and deferred presentment loans, check cashing, bill payment options and money wires.

Contract Manufacturing

The Company manufactures, on a contract basis, a line of sterilization containers and filters for use by hospitals, clinics and surgery centers. The Company also provides custom injection molding and light assembly work for three regional customers.

Discontinued Operations

On May 11, 2007 the Company’s wholly-owned subsidiary, Burger Time Acquisition Corporation, sold certain assets including the business operations of its Burger Time business, effective April 29, 2007, to BTND LLC, a Colorado limited liability company. The Asset Purchase Agreement provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of Burger Time Acquisition Corporation and certain real estate. The Company will continue to hold certain real estate assets related to Burger Time pending the expected assumption of the related mortgages to BTND, at which time transfer of the ownership to the property will be completed. Ownership transfer is expected to occur in early fiscal 2008.

On January 11, 2006, we sold the former Medical Products Group building in Ham Lake, Minnesota that formerly was our corporate headquarters.

In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of operations related to Burger Time, results of the sale of the Ham Lake property, and the charges related to Site Equities and presented them on a historical basis as a separate line in our statements of operations and balance sheets entitled “Discontinued Business or Discontinued Operations.”  All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations.

Cash and Cash Equivalents

The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

Accounts and Loans Receivable

For loan and financing, loans receivable over 30 days are considered past due. The Company does not accrue interest on past due loans receivable. Loans are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The Company records a loan receivable for the amount loaned to the customer. The fee charged by the Company, which varies for each loan, is not recorded until the cash is collected. Loans receivable have been reduced by an allowance for uncollectible accounts of $44,129 and $4,341 at September 30, 2007 and October 1, 2006, respectively.

Loans receivable consisted of the following at:

	09/30/07	10/01/06

Consumer loans receivable	$ 884,704	$ 77,629
Less: allowance for loan losses	(44,129)	(4,341)
Auto Finance Subsidiary:
Dealer Inventory financing notes receivable	628,687	-
Vehicle installment notes receivable	6,089,140	-
Total loans receivable	7,558,402	73,288
Less: current portion	2,912,836	73,288
Loans receivable, net of current portion	$ 4,645,566	$ -

For contract manufacturing, the Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. There was not an allowance for the accounts receivables related to contract manufacturing at September 30, 2007 or October 1, 2006.

Inventories

Inventories consist of products related to our contract manufacturing operations and used autos at our Buy Here/Pay Here lots. Inventories are valued at lower of cost (using the first-in, first-out (FIFO) method) or market.

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

Intangible Assets

Intangible assets primarily consist of non-solicitation agreements and customer databases. The non-solicitation agreements and customer databases are being amortized over their estimated useful lives using the straight-line method from 60 months to 120 months (weighted average life of 6.85 years). Intangible assets subject to amortization consist of the following:

	September 30, 2007		October 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$ 65,000	$ 8,500	$ 15,000	$ 165	60
Customer lists	1,105,000	108,834	75,000	2,500	60-120
Trade name	55,000	12,834	55,000	1,834	60
Non-solicitation agreement	700,000	116,666	-	-	60
Other intangibles	92,399	20,522	40,460	3,480	60

Total	$ 2,017,399	$ 267,356	$ 185,460	$ 7,979

Amortization of intangible assets was $259,062 and $7,344 for the year ended September 30, 2007 and October 1, 2006. Estimated amortization expense of intangible assets for fiscal years 2008, 2009, 2010, 2011, and 2012 is $304,996, $304,695, $304,695, $298,617, and $143,371 per year, respectively.

Property and Equipment

Property and equipment are recorded at cost. Improvements are capitalized and amortized over the shorter of the lease term or the estimated useful life. Maintenance, repairs, and minor renewals are expensed as incurred. Depreciation is computed using the straight-line method based on estimated service lives of the various assets as follows:

Buildings	30 years
Containers	5 years
Furniture and equipment	3-7 years
Vehicles	10 years

Notes Receivable

At September 30, 2007 and October 1, 2006, the Company held a note receivable of $574,000 and $682,000, respectively, related to the sale of our Emergency Oxygen Service Business. The subordinated promissory note is personally guaranteed by the owners of Life Safe Services, LLC. The Life Safe Note bears interest at a rate of 7.25% per annum. Our rights under the LifeSafe Note are subordinate to those of Life Safe Services, LLC’s senior lender. Amounts due on the notes receivable for the years ending 2008, 2009, and 2010 are $108,000, $108,000 and $358,000, respectively.

A note receivable from BTND, LLC, a Colorado limited liability company, related to the sale of our Burger Time Business, as of September 30, 2007 and October 1, 2006, was $788,166 and $0, respectively, and bears interest at a rate of 7.00% per annum with a term of 12 years. Amounts due on the note receivable for the years ending 2008, 2009, 2010, 2011, and 2012 are $45,783, $49,092, $52,641, $56,447, and $60,527 respectively.

	09/30/07	10/01/06
Note receivable - Life Safe Services, LLC	$ 574,000	$ 682,000
Note receivable- BTND, LLC	788,166	0
Totals	1,362,166	682,000
Less current portion	(153,783)	(108,000)
Long-term portion	$ 1,208,383	$ 574,000

Other Assets

At September 30, 2007 and October 1, 2006, the Company had Other Assets of the following:

	09/30/07	10/01/06

Deferred income taxes	$ 555,000	$ 73,000
Cash surrender value of life insurance	35,046	35,046
Other Assets	$ 590,046	$ 108,046

Revenue Recognition

Interest on notes receivable associated with the consumer auto loans or vehicle installment notes is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge revenue over the life of the loan. Should inventory financing receivables, or note receivables be determined to be impaired, the recognition of revenue would be suspended and a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows would be recorded. Under our current arrangements with the dealer-partner in the event of default, the dealer-partner is required to pay the remaining principal amount of the contract and the vehicle collateral is assigned to the dealer for foreclosure and repossession.

In our auto financing business, the dealer-partners are charged a fee of 2% per month, or for any fraction thereof, to finance vehicle inventory. The result is an annualized charge of slightly more than 24% per annum.

We recognize revenue from the payday operations of our Alliance Cash Advance business in STEN Financial using the cash basis method, with interest income payments being recognized as income at the time the cash fee for the advance is actually received. Interest on auto title loans is recognized as revenue based on the contract and is due in installments prorated over the six month term. Interest rates vary from 18% to 119% per annum. The remaining principal amount and any unpaid interest are due at the end of six months.

In our Buy Here/Pay Here retail used auto sales business, revenue is recognized from the sale of a vehicle when the vehicle is delivered, the sales contract is signed, the down payment is received and funding has been approved.

For our Contract Manufacturing, we recognize revenue in accordance with Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 requires revenue to be recognized when all of the following are met: a) persuasive evidence of an arrangement exists; b) delivery of product has occurred; c) the seller’s price to the buyer is fixed or determinable; and, d) collectability is reasonable assured. We record sales revenue for the Contract Manufacturing business segment at the time all merchandise is shipped, contractual obligations have been substantially met and title and risk of loss have passed to the customer.

Shipping and Handling Costs

The Company records amounts being charged to customers for shipping and handling as sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs incurred by the Company related to the Contract Manufacturing business are included in cost of goods sold.

Deferred Revenue

In accordance with generally accepted accounting principles, we defer certain fees charged to customers of our Sten Credit and Sten Financial businesses as part of the fee’s yield over the life of the agreements. Deferred revenue at September 30, 2007 and October 1, 2006 was $367,744 and $10,628, respectively.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $177,563 and $95,200 for the years ended September 30, 2007 and October 1, 2006, respectively.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after October 2, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. The Company implemented SFAS No. 123(R) on October 2, 2006 using the modified prospective method. The amount of expense recorded for the years ended September 30, 2007 and October 1, 2006 was $163,321 ($0.08 per share) and $0, respectively. Based on option grants outstanding at September 30, 2007, the Company estimates an expense of $128,301 $68,902, $68,902, $68,903 and $2,207 for the years ended 2008, 2009, 2010, 2011, and 2012, respectively.

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

Accordingly, no compensation cost has been recognized with respect to stock options. Had compensation cost for our stock options been determined based on fair value at the grant dates consistent with the method as defined under SFAS No. 123, our net loss would have changed to the pro forma amounts indicated below:

Year ended October 1, 2006
Net loss:
As reported	$(608,238)
Pro forma	$(677,301)
Net loss per share basic:
As reported	$(0.30)
Pro forma	$(0.33)
Net loss per share diluted:
As reported	$(0.30)
Pro forma	$(0.33)

Stock based compensation:
As reported	$ -
Pro forma	$69,063

The pro forma amounts may not be representative of the effects on reported net income (loss) for future years. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following years:

	Fiscal 2007	Fiscal 2006
Risk free interest rate	4.50%-4.75%	5.75%
Expected life of options granted	2.5-6.5 years	5 years
Expected volatility range	50.00%	50.00%
Expected dividend yield	0%	0%

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

The weighted-average remaining contractual term of options exercisable at September 30, 2007 was 4.83 years. The weighted-average per share fair market value of options granted was $2.21 and $1.73, for the years ended September 30, 2007 and October 1, 2006 respectively, using the Black-Scholes option-pricing model.

Net Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents, when

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

dilutive, for the reporting period. Options totaling 380,500 and 305,000 were excluded from the computation of diluted loss per share for the years ended September 30, 2007 and October 1, 2006 as their effect was anti-dilutive. Following is a reconciliation of basic and diluted net loss per share:

	Fiscal 2007	Fiscal 2006
Net loss per share - basic:
Net loss	$(2,205,714)	$(608,238)

Weighted average shares outstanding	1,989,975	2,032,429

Net loss per share - basic	$(1.11)	$(0.30)

Net loss per share - diluted:
Net loss	$(2,205,714)	$(608,238)

Weighted average shares outstanding	1,989,975	2,032,429

Effect of diluted securities	-	-
Weighted average shares outstanding	1,989,975	2,032,429

Net loss per share - diluted	$(1.11)	$(0.30)

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

Operating loss is total net sales less operating expenses, excluding interest. The Company did not have any sales between industry segments. Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash, certificates of deposit and building costs. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive on non-recurring gains or losses.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

The following table summarizes data by industry segment:

	Corporate and Contract Manufacturing	STEN Financial	Total

Year ended September 30, 2007
Revenues	$ 1,444,822	$ 3,111,453	$ 4,556,275
Loss from operations	(1,126,705)	(1,991,502)	(3,118,207)
Identifiable assets	4,434,790	11,616,348	16,051,138
Depreciation and Amortization	68,160	376,833	444,993
Capital Expenditures	96,934	171,123	268,057

Year ended October 1, 2006
Revenues	$ 2,156,069	$ 30,314	$ 2,186,383
Loss from operations	(1,543,877)	(18,289)	(1,562,166)
Identifiable assets	5,457,396	417,204	5,874,600
Depreciation and Amortization	224,849	7,596	232,445
Capital Expenditures	928,220	50,098	978,318

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

Financial Instruments

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The Company’s long-term debt includes debt with variable interest rates. The fair value of long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements better reflecting the lending activity of the Company. These reclassifications had no effect on the Company’s net loss or stockholders’ equity.

Impairment of Long-lived and Intangible Assets

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived may warrant revision, or that the remaining balance of these assets may not be recoverable. The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. When deemed necessary, the Company completes this evaluation by comparing the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  If such evaluations indicate that the future undiscounted cash flows of long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their estimated fair values.

The Company assesses the impairment of its manufacturing equipment at least annually, or whenever events or changes in the circumstances indicate that the carrying value may not be recoverable. The Company uses a number of factors which it considers important which could trigger an impairment review, and potentially an impairment charge, including the following: significant underperformance relative to historical or projected  cash flows; significant changes in the manner of use of the acquired assets or the Company’s overall business strategy; significant negative market or economic trends; significant decline in the Company’s stock price for a sustained period changing the Company’s market capitalization relative to its net book value. No impairment was deemed necessary at September 30, 2007 and October 1, 2006.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

Recent Accounting Pronouncements

The FASB has published FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN 48 to have an effect on its consolidated financial statements.

On December 4, 2007 the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains it controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of SFAS 160 will have an effect on our consolidated financial statements.

On December 4, 2007 the FASB issued FASB Statement No. 141 (Revised 2007) (FAS 141(R)), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) and acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific item, including:

-Acquisition costs will be generally expensed as incurred;

-Noncontrolling interests (formerly known as “minority interests” will be valued at fair value at the acquisition date;

-Acquired contingent liabilities will recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount of the amount determined under existing guidance for non-acquired contingencies;

-In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

-Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

-Charges in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. We do not expect the adoption of FAS141(R) to have and effect on our consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

NOTE 2 - Liquidity

The Company incurred losses from continuing operations before taxes of $3,334,975 and $1,354,752 for the years ended September 30, 2007 and October 1, 2006, respectively. Management is designing an action plan to continue to improve profitability and cash flows, including centralizing the disbursement process, reducing staff and taking a direct “hands on” approach in our  auto finance business and believes the Company will have sufficient cash flows to meet short-term and long-term debt obligations, working capital, and operating requirements in the next twelve months.

NOTE 3 - Acquisitions and Dispositions of Assets

Acquisitions

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

On November 14, 2006, STEN Credit also entered into an Asset Purchase Agreement to acquire certain assets used in Flash Motor’s business including the equipment for $100,000 which we paid in cash. Under the Asset Purchase Agreement, STEN Credit also assumed the lease for Flash Motors’s Scottsdale, Arizona office (See Note 7).

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the agreement is five years. STEN Credit will pay Flash Motors a total sum of $1,400,000 for Flash Motors and its representatives agree not to solicit the accounts and prospects provided in the agreement. The $1,400,000 was allocated between the non-solicitation agreement and customer list for $700,000 each. Concurrently, STEN Credit issued a promissory note in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. On November 14, 2008, the note holder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.

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

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

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

Alliance Cash Advance

On August 11, 2006, the Company, through its wholly-owned subsidiary STEN Financial Corporation, entered into a purchase agreement with Alliance Cash Advance to purchase certain assets. The total purchase price was $275,000 including accounts receivable, websites, tradenames, and fixed assets which STEN Financial paid in cash from working capital. Consideration for the Alliance Cash Advance purchase was through arm’s length negotiations between the Company and Alliance Cash Advance. STEN Financial intends to use the assets to continue making consumer loans. The acquisition is not material to the consolidated financial statements of the Company; therefore no proforma disclosures are required. The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed.

	Alliance Cash -AZ	Cash Advance- Utah	Moneyworldlending

Total cash consideration	$ 275,000	$ 600,000	$ 200,000
Add deferred revenue	10,500	23,412	28,349
Total consideration	285,500	623,412	228,349
Less cash received	0	30,000	-
Less loans receivable	65,500	165,822	41,998
Less inventories	0	5,120	-
Less property and equipment	40,000	182,470	-
Less intangible assets	180,000	240,000	186,351
	$ -	$ -	$ -

The purchase of these assets were not considered material to our operating results or total assets, therefore, the Company is not including pro forma financial results for years ended September 30, 2007 and October 1, 2006.

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

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

property, the Company completed the purchase of the Jacksonville, Texas facility on January 20, 2006 for total consideration including closing fees of $684,800.

Dispositions of Assets

Burger Time Business

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

The purchase price for the assets was $1,806,319 plus the assumption by the Buyer of certain liabilities relating to mortgages of BTAC Properties Inc. as of April 30, 2007. Of the purchase price, $1,000,000 was paid in cash and $806,319 was paid by delivery of a promissory note. The note bears interest at a rate of 7.00% per annum with a term of 12 years. The Company, through Burger Time Acquisition Corporation and BTND, LLC, also entered into a second promissory note of $1,886,432 relating to the assumption of two BTAC Properties mortgages with StanCorp. BTND, LLC intends to assume the Minnesota and North Dakota mortgages and the related promissory note in the fiscal year 2008. Currently, BTND, LLC’s promissory note to Burger Time Acquisition Corporation is intended to pass along to BTND, LLC the obligations of Burger Time Acquisition Corporation under the notes and mortgages with StanCorp. See Note 9. The Company recognized a gain of $100,000 upon the sale.

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Burger Time Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The income (loss) from discontinued operations for the years ended September 30, 2007 and October 1, 2006, consist of the following:

	09/30/2007	10/01/2006

Revenue, net	$ 3,580,035	$6,692,181

Cost of goods sold	3,303,726	6,213,572

Gross profit	276,309	478,609

Total operating expenses	345,720	362,619

Net income (loss) operations	(69,411)	115,990
Other non-operating expenses	-	131,033

Gain on sale of assets:
Sale Price	1,806,319	-
Less costs and expenses
Cash in Stores	10,200	-
Accounts Receivable	21,124	-
Inventories	56,659	-
Prepaids	28,505	-
Property and Equipment, net	1,424,033	-
Intangibles, net	71,669	-
Prepaid Mortgage Costs	94,129	-
Total costs of sale	1,706,319	-
Net gain on sale before taxes	100,000	-
Income (loss) from discontinued operations before income taxes	$ 30,589	$ (15,043)

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

Ham Lake Property

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

In accordance with the provisions of SFAS 144, we have not included the sale of our Ham Lake property to OLD Holdings in the results from continuing operations. The results of this sale have been reflected as discontinued operations. The income from discontinued operations for the years ended September 30, 2007 and October 1, 2006, consist of the following:

	09/30/2007	10/01/2006
Gain on sale of assets:
Sale Price	$ -	$ 1,600,000
Less costs and expenses
Property and Equipment, net	-	750,960
Accrued Payable	-	82,500
Transaction, Legal, Transition and other	-	273,521
Total costs of sale	-	1,106,981
Net gain on sale before taxes	-	493,019
Income from discontinued operations before income taxes	$ -	$ 493,019

The table below is a consolidation of the sale of our Burger Time business and of our Ham Lake Property. In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Burger Time business in the results of continuing operations. The results of operations for this business have been reflected as discontinued operations. The income from discontinued operations for the years ended September 30, 2007 and October 1, 2006, consist of the following:

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

	09/30/2007	10/01/2006

Revenue, Net	$ 3,580,035	$6,692,181

Cost of Goods Sold	3,303,726	6,213,572

Gross Profit	276,309	478,609

Total operating expenses	345,720	362,619

Net (loss) income operations	(69,411)	115,991
Other non-operating expenses	-	131,033
	(69,411)	(15,043)

Gain on sale of assets:
Sale Price	1,806,319	1,600,000
Less costs and expenses
Cash in Stores	10,200	-
Accounts Receivable	21,124	-
Inventories	56,659	-
Prepaids	28,505	-
Property and Equipment, net	1,424,033	750,960
Intangibles, net	71,669	-
Prepaid Mortgage Costs	94,129	-
Accrued Payable	-	82,500
Transaction, Legal, Transition and other	-	273,521
Total costs of sale	1,706,319	1,106,981
Income on sale before taxes	100,000	493,019
Income from discontinued operations before income taxes	$ 30,589	$ 477,976

NOTE 4 - Inventories

Inventories consisted of the following at September 30, 2007 and October 1, 2006:

	09/30/07	10/01/06

Raw materials - contract manufacturing	$ 392,455	$ 458,027
Work in process - contract manufacturing	46,353	65,799
Finished goods:
Contract manufacturing	55,452	21,699
Used autos	648,583	-
Total Inventories	$ 1,142,843	$ 545,525

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

NOTE 5 – Other Current Assets

Other current assets consisted of the following at September 30, 2007 and October 1, 2006:

	09/30/07	10/01/06
Prepaid expenses	$ 1,006,039	107,565
Income tax receivable	-	189,500
Deferred income taxes	687,000	24,000
Total Other Current Assets	$ 1,693,039	$ 321,065

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

NOTE 6 - Property and Equipment

Property and equipment consisted of the following at September 30, 2007 and October 1, 2006:

	09/30/07	10/01/06

Land	$ 183,744	$ 168,750
Building	515,360	515,360
Furniture and equipment	1,005,402	469,868
Total	1,704,506	1,153,978
Less: accumulated depreciation and amortization	(410,886)	(257,755)
Net	$ 1,293,620	$ 896,223

Depreciation and amortization expense on property and equipment was $153,111 and $80,389 for the years ended September 30, 2007 and October 1, 2006, respectively.

NOTE 7 - Other Current Liabilities

Other accrued expenses consisted of the following at September 30, 2007 and October 1, 2006:

	09/30/07	10/01/06
Accrued payroll and related taxes	$ 260,856	$ 101,252
Deferred revenue	367,744	10,628
Other accrued expenses	302,587	8,380
Total	$ 931,187	$ 120,260

NOTE 8 - Line of Credit, Bank

At September 30, 2007, we had a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit is subject to a defined borrowing base. Amounts outstanding bear interest at prime plus .5% (8.25% and 8.75% at September 30, 2007 and October 1, 2006, respectively). The line of credit is collateralized by our receivables and inventory. At September 30, 2007 and October 1, 2006, there was $680,000 and $0 outstanding under this agreement. In July 2007, the Company and Citizens Independent Bank entered into an amendment to the original agreement, to extend the maturity date of the note to September 30, 2007. The Line was paid in full November 2007 (See Note 17).

The Company’s indebtedness to Citizens Independent Bank under the line of credit agreement and the term loan is guaranteed by Mr. Kenneth W. Brimmer, the Company’s Chief Executive Officer and director, and Mr. Gary Copperud, who was a director of the Company at that time. In exchange for the guaranty, Messr’s Brimmer and Copperud were each granted five-year options to purchase 50,000 shares of its common stock, vested immediately, with an exercise price of $6.00. The options which were valued at $175,000 as debt issuance costs are being amortized over 5 years. With the line payoff in November 2007, the Company will record an expense of $142,180 in fiscal year 2008.

NOTE 9 - Long-Term Debt

On July 18, 2007 the Company, through its subsidiary BTAC Properties, Inc. sold a parcel of land located in Elk River Minnesota to Elk River 229 Carson, LLC. The purchase price was $495,000, excluding closing costs and prepayment penalties BTAC Properties, Inc. reduced the Minnesota mortgage to StanCorp Mortgage by $470,482.

In February 2007, the Company filed a registration statement for the public offering of up to $25 million of renewable unsecured subordinated notes that was declared effective in April 2007. As of September 30, 2007, the Company had $2,792,802 outstanding in renewable unsecured subordinated notes and $41,996 of accrued interest for a total of $2,834,798. The table below represents the Company’s outstanding notes payable as of September 30, 2007.

Renewable unsecured subordinated notes:

Original Term	Principal Amount	Weighted Average Interest Rate
3 months	$ 158,535	9.52%
6 months	209,050	9.62%
1 year	1,199,953	13.14%
2 years	90,000	12.85%
3 years	1,098,264	14.45%
4 years	10,000	12.70%
5 years	15,000	12.72%
10 years	12,000	13.08%
Total	$ 2,792,802	13.18%

The Company made interest payments of $69,431 and $0 on the renewable unsecured subordinated notes during the years ended September 30, 2007 and October 1, 2006, respectively. The weighted average term on the outstanding renewable unsecured subordinated notes is 22 months.

The Company incurred $1,007,803 in costs related to the issuance of the renewable unsecured subordinated notes in the year ended September 30, 2007. The costs can be broken down into three distinct categories (i) Offering Costs (ii) On-Going Costs (iii) Annual Costs. These costs have been capitalized and are being amortized as a component of selling, general and administrative expense. The on-going costs associated with the debt offering are being amortized over the weighted-average term of the debt. The current weighted-average term is 22 months. The Company expensed $129,628 for the year ended September 30, 2007. In connection with the debt offering, the Company will incur certain annual costs that are being amortized over a 12-month period and offering costs that are being amortized over a 5 year period.

On March 9, 2007, we completed a mortgage collateralized by the underlying building and real estate financing used in BTAC’s operations in the amount of $384,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 7.210% per annum and is payable in 59 equal monthly installments of $3,048 per month, with the final payment of all principal and all accrued interest not yet paid due March 5, 2012.

On March 1, 2007, we completed a mortgage financing collateralized by the underlying building and real estate which is used by our subsidiary, STENCOR, in its contract manufacturing business, in the amount of $500,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with STENCOR on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 8.75% then 7.625% per annum and is payable in 180 monthly installments, with the final payment of all principal and all accrued interest not yet paid due March 1, 2022. Payments of $5,036 are made in months 1 to 36 and payments of $4,755 are made in months 37 to 180.

On February 13, 2007, STEN Credit Corporation and the Company entered into a Credit Agreement under which R. W. Sabes Investment, LLC (“R.W. Sabes Investment”) will loan up to $3,000,000 to STEN Credit, subject to a defined borrowing base of STEN Credit assets. STEN Credit made an initial draw of $1,845,845 on February 13, 2007. Amounts borrowed under the note bear interest at 15% and are due August 12, 2009. Principal and interest under the Note is convertible, at the option of the holder, into shares of the Company’s common stock at a rate of one share for each $8.20 converted. The Company granted R.W. Sabes Investment a security interest in substantially all of its assets. The security interest and the Company’s obligations are subordinate to the security interest and obligations of the Company to Citizens Independent Bank. The Company borrowed an additional $527,696 on June 28, 2007. This note was paid in full subsequent to year end (see Note 17).

As additional consideration, the Company issued to R.W. Sabes Investment a redeemable warrant to purchase 219,900 shares of the Company’s common stock at an exercise price of $4.50 per share. The Warrant may be exercised by the holder at any time prior to March 1, 2012. The shares of common stock underlying the Warrant may be redeemed by the Company in three separate tranches if the closing sales price of the Company’s common stock exceeds $6.00 per share for at least thirty consecutive trading days, among other conditions. The gross proceeds of $1,845,845 were allocated between the convertible note and the common stock warrants based on the relative fair values of the securities at the time of issuance. The common stock warrants were valued at $175,000 using management’s estimation of their fair value and offset against long-term debt. The warrants were to expire in March 2012. The resulting original issue discount of the fair value of the warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method. The note is convertible by the holder. The Company noted there was not a beneficial conversion associated with the convertible note since the conversion value was greater than the fair market value of the stock at the time of issuance. The Company recorded interest expense from the original issue discount of $32,820 for the year ended September 30, 2007.

On January 24, 2007, STEN Credit Corporation borrowed $100,000 from a private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $100,000 was due and payable under the Note on April 24, 2007. On January 30, 2007, STEN Credit Corporation borrowed $50,000 from the same private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $50,000 was due and payable under the Note on April 30, 2007. STEN Credit’s indebtedness to the private lender under the promissory note was unsecured and unconditionally guaranteed by STEN Corporation. The Company paid the notes in full on April 24, 2007 and May 1, 2007, respectively. This note was paid in full subsequent to year-end (see Note 17).

On January 11, 2007, STEN Credit Corporation borrowed $750,000 from Crown Bank in the form of a promissory note with a term of six months, expired July 11, 2007, and having an interest rate bearing 9.250% per annum. The promissory note was paid on February 13, 2007 using proceeds from the first draw of the available amounts under the Credit Agreement with Sabes.

On January 2, 2007, STEN Credit Corporation and a private lender entered into a promissory note in the amount of $400,000 with interest at a rate equal to 15.875%. The principal portion of this note is payable on demand upon ten days’ written notice. Interest only is payable monthly, in arrears. STEN Credit’s indebtedness to this private lender under the promissory note is guaranteed by a portion of STEN Credit Corporation dealer inventory financing receivables equal to the amount of the note at the time it was issued. This note was paid in full subsequent to year end (See Note 17).

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the Agreement is five years. STEN Credit will pay Flash Motors a total sum of $1,400,000 for Flash Motors and its representatives agree not to solicit the accounts and prospects provided in the agreement. Concurrently, STEN Credit issued a promissory note in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. On November 14, 2008, the note holder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.

At September 30, 2007 and October 1, 2006, the long-term debt consisted of the following:

	09/30/07	10/01/06
Renewable unsecured subordinated notes	$ 2,792,802	$ -
Promissory note - private investor	400,000	-
Promissory notes - Flash Motors	1,400,000	-
Promissory note - R.W. Sabes, net of original issue discount of $142,180.	1,880,259	-
Mortgage note payable - Austin Bank	491,953	-
Mortgage note payable - Bremer Bank	378,709	-
Totals	7,343,723	-
Less current portion	(2,886,265)	-
Long-term portion	$ 4,457,458	$ -

Future maturities on long-term debt are as follows:

Fiscal Year
2008	$2,886,265
2009	2,561,630
2010	1,075,913
2011	45,765
2012	379,048
Thereafter	395,102
Total	$7,343,723

NOTE 10 - Stockholders’ Equity

As of September 30, 2007 and October 1, 2006, the Company had 20,000,000 shares authorized, 5,000,000 undesignated shares authorized, 1,990,957 and 2,047,414 shares issued, and 1,990,957 and 2,018,957 shares outstanding, respectively.

During the year ended September 30, 2007, the Company issued five-year options to the Board of Directors and an employee to purchase 246,500 shares at $6.00 per share. A portion of these options were subject to forfeiture under certain performance criteria. These options were valued at $1.73 using the Black Scholes pricing method.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

Stock Warrants

In connection with a registered offering that was completed in October 2000, the Company issued warrants to purchase common stock. On May 13, 2005, the Company’s Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2008. There was not an accounting charge related to the extension of the warrants. During February 2007, 9,810 warrants were exercised at $4.00 per share for proceeds of $39,241. The Company also issued warrants to purchase 219,900 shares of common stock at $4.50 per share (See Note 7). At September 30, 2007, there were outstanding common stock purchase warrants to purchase 359,983 shares at $4.00 per share and 219,900 shares at $4.50 per share. At October 1, 2006, there were outstanding common stock purchase warrants to purchase 369,793 shares at $4.00 per share.

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

Information regarding stock options is summarized below:

	Number of Options	Weighted Average Exercise Price	Range of Option Exercise Price	Aggregate Intrinsic Value
Options outstanding, September 30, 2005	345,500	$5.96	$3.63-9.74	-
Granted	7,500	6.00	6.00	-
Cancelled	(48,000)	5.29	3.63-7.50	-
Exercised	-	-	-	-
Options outstanding, October 1, 2006	305,000	6.06	3.63-9.74	-
Granted	246,500	6.00	6.00	-
Cancelled	(171,000)	6.15	5.50-7.95	-
Exercised	-	-	-	-
Options outstanding, September 30, 2007	380,500	$5.98	$3.63-$9.74	$-
Options exercisable, September 30, 2007	227,500	$5.97	$3.63-$9.74	$-
Options exercisable, October 1, 2006	286,000	$6.03	$3.63-$9.74	-

The following table summarizes information about stock options outstanding at September 30, 2007.

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Number	average
Exercise prices	outstanding	contractual life	exercise price	Exercisable	Exercise price
$3.63-$4.95	25,000	2.70	$4.14	25,000	$4.14
$5.35-$7.95	345,500	5.01	6.01	192,500	6.01
$9.74	10,000	4.08	9.74	10,000	9.74
$3.63-$9.74	380,500	4.83	$5.98	227,500	$5.97

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

NOTE 11 - Income Taxes

At September 30, 2007, the Company had net operating loss carryforwards for federal tax purposes of approximately $1,500,000 that begin to expire in 2026. The Company has research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013. Future changes in the ownership of the Company may place limitations on the use of these carryforwards. The provision for income taxes from continuing operations consisted of the following components for the years ended September 30, 2007 and October 1, 2006.

Current:	2007	2006
Federal	$ 40,296	$ (431,600)
State	(5,500)	(5,500)
Deferred	(1,145,000)	17,561
	$(1,110,204)	$ (419,539)

The Company’s total deferred tax liabilities and deferred tax assets consisted of the following at September 30, 2007 and October 1, 2006:

	2007	2006
Total deferred tax assets	$ 1,242,000	$ 97,000
Total deferred tax liabilities	0	0
	$ 1,242,000	$ 97,000

These amounts have been presented in the Company’s financial statements as follows at September 30, 2007 and October 1, 2006:

	2007	2006
Current deferred tax asset	$ 687,000	$ 24,000
Non-current deferred tax asset	555,000	73,000
	$ 1,242,000	$ 97,000

The Company’s deferred tax assets and liabilities are as follows at September 30, 2007 and October 1, 2006:

	2007	2006
Deferred tax assets:
Accrued liabilities	$ 35,000	$ 27,000
Allowance for doubtful accounts	187,000	1,000
Inventory valuation adjustments	346,000	18,000
Deferred revenue	105,000	-
Net operating loss carryforwards	525,000	182,000
Intangible assets	-	53,000
Other	13,000	28,000
	1,211,000	309,000
Deferred tax liabilities:
Depreciation	31,000	(212,000)
Net Deferred Tax Asset	$1,242,000	$ 97,000

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

Reconciliation between the statutory rate and the effective tax rate for continuing operations for the years ended September 30, 2007 and October 1, 2006 is as follows:

	2007	2006
Federal statutory tax rate	(34.0%)	(34.0%)
State taxes, net of federal benefit	(1.6)	(3.5)
Stock based compensation	(4.9)	-
Other	2.1	6.9
Effective tax rate	(38.4%)	(30.6%)

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

NOTE 12 - Retirement Savings Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees who have reached the age of 18 and have been employed by the Company for one year or worked 1,000 or more hours during the year. The Company will match 50% of the first 3% of employee contributions. Company contributions to the 401(k) plan, which are made at the discretion of management, for the years ended September 30, 2007 and October 1, 2006 were $10,685 and $4,973, respectively.

NOTE 13 - Commitments and Contingencies

Operating Leases

In fiscal 2007 the Company, through STEN Financial and its wholly-owned subsidiaries STEN Credit Corporation and EasyDrive Cars and Credit Corporation, entered into a number of leases for certain real-property located in Utah and Arizona. The following is a list of locations, monthly rents, rent expense paid and expiration date of the leases at September 30, 2007:

Location	Monthly rents	Rent expense for 2007	Expiring Date

Utah-85 West 3300 South	$ 2,553	$ 29,567	12/31/2008
Utah-279 East 3300 South	1,420	17,080	5/31/2009
Utah-1629 West 9000 South	4,060	48,110	10/31/2009
Arizona-7607 E McDowell	3,822	40,922	12/31/2007
Arizona-5805 E 22nd Street	1,108	8,868	3/31/2008
Arizona-3148 Bell Road	7,215	43,291	8/31/2008
Arizona-330 E 29th Street	1,750	14,000	2/14/2008
Total rents paid		$ 201,838

In August 2006, the Company, through STEN Financial Corporation, entered into a lease for certain real property located in Tempe, Arizona. The property consists of 1,400 square feet. Base rent is $1,540 plus property taxes and shared expenses of $393 per month and rent expense was $22,196 for the year ended September 30, 2007. The term of the lease is for 45 months, expiring on May 31, 2010.

Rent expense for STEN Financial for the year ended October 1, 2006 was $2,917 which was rent for the Tempe location only.

On January 20, 2006, the Company purchased certain real property located in Jacksonville, Texas. At the time of the agreement, the Company leased the property from the seller, with a base rent of $9,000 monthly. The Company paid rent of $33,273 for the year ended October 1, 2006.

In October 2005, the Company leased office space in Minnetonka, Minnesota. Base rent is $ 3,000 per month.  The term of the lease expires on December 31, 2008. The Company paid rents of $38,968 for the year ended September 30, 2007 and $26,960 for the year ended October 1, 2006. The Company also rents, on a month to month basis, approximately 300 square feet at a mini storage facility for $200 per month. The Company paid rents of $1,200 and $1,800 for years ended September 30, 2007 and October 1, 2006, respectively.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

Future minimum rental payments are as follows:

Fiscal Year
2008	$267,623
2009	103,135
2010	21,080
2011	0
2012	0
Total	$391,838

Stock Repurchase Program

On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares replacing a repurchase program originally adopted in September 2001. As of September 30, 2007 and October 1, 2006, the Company has purchased 37,810 and 109,770 common shares for a cost of $167,427 and $502,858, respectively.

NOTE 14 - Concentrations

During the year ended September 30, 2007, the Company had one customer, in its Contract Manufacturing business representing 29% of the total Company sales and constituting 70% of the accounts receivable balance. During the year ended September 30, 2007, the Company had one vendor in our representing 12% of purchases constituting 20% of the accounts payable balance. During the year ended October 1, 2006, the Company had one customer representing 24% of sales constituting 43% of the accounts receivable balance.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

NOTE 15 – Supplemental Cash Flow Information

	09/30/07	10/01/06
Supplemental cash flow information:
Cash paid for (received from) income taxes	$ (143,172)	$ 189,500
Cash paid for interest	554,726	131,033

Non-cash investing and financing activities:
Purchase of certain assets and assumed liabilities with
Alliance Cash Advance acquisition:
Loans receivable	-	55,500
Property and equipment	-	40,000
Intangibles	-	180,000
Purchase of certain assets and assumed liabilities with
Moneyworldlending acquisition:
Loans receivable	41,998	-
Intangibles	186,351	-
Deferred revenue	28,349	-
Purchase of certain assets and assumed liabilities with
Cash Advance-Utah acquisition:
Loans receivable	165,822	-
Inventories	5,120	-
Property and equipment	182,470	-
Intangibles	240,000	-
Deferred revenue	23,412	-
Purchase of certain assets and assumed liabilities with
Colfax Financial acquisition:
Loans receivable	510,481	-
Property and equipment	100,000	-
Dealer reserves payable	147,494	-
Issuance of stock warrants related to notes payable	175,000	-
Acquisition of customer list and non-solicitation agreement through promissory note	1,400,000	-
Reduction of debt and notes receivable for payments made by note receivable holder on behalf of the Company	66,349	-

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

NOTE 16- Restatement

Restatement

The Company has determined that the loss from discontinued operations related to STEN Acquisition Corporation as reported in the Form 10-KSB for the year ended October 1, 2006 should be reclassified and reported as continued operations. This reclassification has no impact on net loss as previously reported.

The following is a summary of the effect of the restatements, adjustments and reclassification for the discontinued operations of Burger Time on the accompanying consolidated financial statements. There was no effect on the Company’s consolidated balance sheet as of October 1, 2006:

CONDENSED CONSOLIDATE STATEMENT OF OPERATIONS
	As Reported	Reclassification	Restatement Adjustment	As Restated
Loss on impairment on note receivable from Site Equities	$ -	$ -	$1,082,671	$1,082,671
Total cost and expenses	1,302,454	1,363,424	1,082,671	3,748,549

Loss from continuing operations	(363,503)	(115,992)	(1,082,671)	(1,562,166)
Other Income (expense)
Interest income	207,414	-	-	207,414
Interest expense	(131,033)	131,033	-	-
Total other income (expense)	76,381	131,033	-	207,414
Loss from continuing operations before income taxes	(287,122)	15,041	(1,082,671)	(1,354,752)
Benefit from income taxes	(87,939)	-	(331,600)	(419,539)
Loss from continuing operations	(199,183)	15,041	(751,071)	(935,213)
Income (loss) from discontinued operations	(589,652)	(15,041)	1,082,669	477,976
Provision for (benefit from) income taxes from discontinued operations	(180,597)	-	331,598	151,001
Income (loss) from discontinued operations	(409,055)	(15,041)	751,071	326,975
NET LOSS	$ (608,238)	$ -	$ -	$ (608,238)
Loss from continuing operations per share
Basic	$ (0.09)	$ 0.00	$ (0.37)	$ (0.46)
Diluted	$ (0.09)	$ 0.00	$ (0.37)	$ (0.46)
Income (loss) from discontinued operations per share
Basic	$ (0.21)	$ 0.00	$ 0.37	$ 0.16
Diluted	$ (0.21)	$ 0.00	$ 0.37	$ 0.16
Net Income (loss) per share
Basic	$ (0.30)	$ 0.00	$ 0.00	$ (0.30)
Diluted	$ (0.30)	$ 0.00	$ 0.00	$ (0.30)
Weighted average common and common equivalent shares outstanding
Basic	2,032,429			2,032,429
Diluted	2,032,429			2,032,429

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended and September 30, 2007 and October 1, 2006

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
			Restatement
	As reported	Reclassification	Adjustments	As restated
Loss on impairment on note receivable from Site Equities	$ -	$ -	$1,082,671	$1,082,671
Net Cash flows from operating activities-continuing operations	(806,665)	(240,552)	1,082,671	35,454

Loss on operations of discontinued operations	1,082,671	15,043	(1,082,671)	15,043
Net Cash flows from operating activities-discontinued operations	221,114	352,755	(1,082,671)	(508,802)
Net Cash flows from operating activities	(585,551)	112,203	-	(473,348)

Net Cash flows from investing activities	459,010	(152,057)	-	306,953

Net cash flows from financing activities	650,091	(6,358)	-	643,733

Increase (decrease) in cash	523,550	(46,212)	-	477,338

Cash, beginning of year	2,648,044	(338,441)	-	2,309,603

Cash, end of year	$3,171,594	$(384,653)	$ -	$2,786,941

NOTE 17- Subsequent Events

Private Placement

On November 5, 2007, the Company entered into a subscription agreement with eight private investors for the sale, in aggregate, of 310,000 shares of its common for cash consideration of $2.50 per share. The closing date for the subscription agreements were October 5, 2007 to November 5, 2007, subject to the right of the parties to establish a different closing date. At the closing, the investors delivered, in aggregate, cash of $775,000 for the 310,000 shares to be issued.

Senior Credit Facility

On November 23, 2007, Company and its wholly-owned subsidiaries, STEN Credit Corporation, STENCOR, Inc., EasyDrive Cars and Credit Corporation (collectively with the Company, the “Borrowers”), entered into a Security Agreement (the “Security Agreement”) with LV Administrative Services, Inc. (the “Agent”) as administrative and collateral agent for Valens U.S. SPV I, LLC (the “Lender”).

Under the Security Agreement, the Lender may make revolving loans to the Borrowers from time to time during the two year term of up to $5,500,000, subject to a defined borrowing base. The borrowing base takes into account reserves established by the Lender, the amount of certain available accounts of the Borrowers and the amount of certain available inventory of the Borrowers. The amounts loaned to the Borrowers are evidenced by a Secured Revolving Note in the maximum aggregate amount of $5,500,000. Amounts under the Note mature on November 23, 2009 and bear interest at a rate equal to the prime rate from time to time plus 8.25%, but not less than 15%. Interest is payable monthly in arrears commencing on December 1, 2007 and on the first business day of each consecutive calendar month thereafter. In an event of default, as defined under the Security Agreement, the Borrowers will be obligated to pay additional interest of 2% per month as a penalty until the event of default is cured or waived and the Agent may demand repayment of the obligations of the Note and the Security Agreement or may elect to demand a default payment equal to 130% of the outstanding principal amount of the Note, plus accrued but unpaid interest and all other fees and amounts then remaining unpaid.

On November 23, 2007, the Borrowers drew $1,205,054 under the Security Agreement, of which $1,085,388 was used to repay all of the indebtedness of STEN Credit Corporation to a private individual and the indebtedness of the Company to Citizens Independent Bank (see Note 8). On December 3, 2007, an additional $1,905,275 in funds from the Security Agreement will be used to satisfy the Company’s outstanding indebtedness to R.W. Sabes Investment, LLC and an additional $135,691 in funds from the Security Agreement will be used to pay the loan fees of the Lender and its affiliates (see Note 7). The Company intends to draw additional amounts on December 3, 2007 to cover certain transaction fees and expenses. If within six months of the date of issue of the Note, the Borrowers prepay in full obligations under the Note, the Security Agreement or any other ancillary agreements and the Security Agreement has been terminated, the holder of the Note will rebate to the Company 50% of any fees it received from the Companies on the date of issue of this Note.

The obligations of the Security Agreement and the Note are collateralized by a security interest in all of the Borrowers’ assets, as well as the assets of the Company’s subsidiaries BTAC Properties, Inc., STEN Financial Corporation, Alliance Advance, Inc., Burger Time Acquisition Corporation and STEN Acquisition Corporation and the Company’s equity interest in its subsidiaries. The collateral does not include the eight parcels of real property owned by BTAC Properties, Inc. in respect of the Burger Time Restaurant business as these parcels of real property are subject to transfer to BTND, LLC under an Asset Purchase Agreement dated May 11, 2007 retroactive to April 29, 2007 with BTND LLC.

As of December 3, 2007 and September 30, 2007, the long-term debt consisted of the following:

	12/03/2007	09/30/2007
Renewable unsecured subordinated notes	$4,179,487	$2,834,798
Promissory note - private investor	0	400,000
Promissory notes - Flash Motors	1,400,000	1,400,000
Promissory note - R.W. Sabes, net of original issue discount of $153,120.	0	1,949,659
Promissory note - Valens U.S. SPV I, LLC	3,246,020
Mortgage note payable - Austin Bank	489,203	491,953
Mortgage note payable - Bremer Bank	377,011	378,709
Mortgage note payable - StanCorp - Minnesota properties	516,995	521,483
Mortgage note payable - StanCorp - North Dakota properties	890,431	898,160
Totals	$11,099,147	$8,874,762

In exchange for the availability of revolving loans under the Security Agreement, the Company sold the Lender 227,794 shares of its common stock (the “Closing Shares”) for $0.01 per share and the Company also issued the Lender a common stock purchase warrant (the “Warrant”) to purchase 22,206 shares of the Company’s common stock. The Closing Shares represent 9.9% of the Company’s 2,300,957 shares issued and outstanding immediately prior to the Security Agreement transactions. The exercise price of the Warrant is $0.01 per share and the Warrant has an indefinite term. By the terms of the Warrant, the holder may not exercise any portion of the Warrant that would result in beneficial ownership by the holder and its affiliates of any amount greater than 9.99% of the then outstanding shares of Common Stock (whether or not, at the time of such exercise, the holder and its affiliates beneficially own more than 9.99% of the then outstanding shares of common stock).  Prior to transfer by the Lender, the Closing Shares and the shares of common stock issuable upon exercise of the Warrant are subject to an irrevocable proxy naming the Company as proxy. The common stock warrants were valued at $27,100 using management’s estimation of their fair value and offset against long-term debt. The resulting original issue discount of the fair value of the warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method.

The Company and the Lender also entered into a Registration Rights Agreement dated November 23, 2007 (the “Registration Rights Agreement”) relating to the Company’s obligation to register for resale the Closing Shares and the shares issuable upon exercise of the Warrant. Under the Registration Rights Agreement, the Company is obligated, among other things, to file a registration statement relating to the registerable securities within 90 days for the Lender’s resale offering to be made on a continuous basis.

As of December 3, 2007, the Company has 2,528,751 shares issued and outstanding.