Form 10QSB
period 2007-12-30
STEN CORP
filed 2008-02-13
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended December 30, 2007

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
☐   YES      ☒   NO

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐   YES      ☒   NO

At January 27, 2008 2,528,751 shares of the issuer’s Common Stock were outstanding.

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at December 30, 2007 (unaudited) and September 30,
2007 (audited)

Consolidated Statements of Operations for the Thirteen Weeks Ended December 30, 2007 and
December 31, 2006 (unaudited)

Consolidated Statements of Cash Flows for the Thirteen Weeks Ended December 30, 2007 and
December 31, 2006 (unaudited)

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

SIGNATURES

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 30, 2007 (unaudited)	September 30, 2007 (audited)
CURRENT ASSETS
Cash and cash equivalents	$580,681	$366,118
Accounts receivable, net	257,821	356,170
Current portion of notes receivable	154,589	153,783
Current portion of loans receivable	2,796,210	2,851,529
Inventories	1,170,854	1,142,843
Other current assets	2,350,623	1,684,723
Total Current Assets	7,310,778	6,555,166
PROPERTY AND EQUIPMENT, NET	1,255,750	1,293,618
OTHER ASSETS
Intangible assets, net	1,678,663	1,750,042
Note receivable, net of current portion	1,169,494	1,208,383
Loan receivable, net of current portion	3,892,723	4,487,466
Assets of discontinued business	1,401,272	1,419,643
Other assets	958,016	598,361
Total Other Assets	9,100,168	9,463,895
TOTAL ASSETS	$17,666,696	$17,312,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit, bank	$0	$680,000
Current portion of long-term debt	3,392,772	2,886,265
Accounts payable	271,076	496,385
Other current liabilities	633,744	773,085
Liabilities of discontinued businesses	1,432,068	1,522,292
Total Current Liabilities	5,729,660	6,358,027
LONG-TERM LIABILITIES
Dealer reserves	368,419	1,076,707
Long-term debt, net of current portion	5,884,067	4,457,458
Total Liabilities	11,982,146	11,892,192
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	25,287	19,909
authorized, 5,000,000 undesignated shares authorized, 2,528,751and 1,990,957 common shares issued and outstanding
Additional paid-in capital	5,835,009	4,774,740
Retained earnings (accumulated deficit)	(175,746)	625,838
Total Stockholders’ Equity	5,684,550	5,420,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,666,696	$17,312,679

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the thirteen weeks ended December 30, 2007	For the thirteen weeks ended December 31, 2006
REVENUES
Stencor sales	$328,066	$284,083
Vehicle sales, interest, and other	1,726,475	360,605
TOTAL REVENUES	2,054,541	644,688

COST AND EXPENSES
Costs of goods sold related to Stencor	386,685	359,702
Expenses related to STEN Financial
Cost of autos sold	827,198	393
Salaries and benefits	417,386	173,327
Occupancy and operation expenses	275,671	183,170
Depreciation and amortization	99,159	55,618
Provision for credit losses	510,632	33,701
Interest expense	604,273	6,744
Selling, general and administrative	216,021	217,781
TOTAL COST AND EXPENSES	3,337,025	1,030,436

Loss from Continuing Operations Before Income Taxes	(1,282,484)	(385,748)

BENEFIT FROM INCOME TAXES	480,900	146,528
NET LOSS FROM CONTINUING OPERATIONS	(801,584)	(239,220)
Loss from Discontinued Operations	0	(24,040)
Benefit from income taxes from Discontinued Operations	0	6,672
Loss from discontinued operations	0	(17,368)
NET LOSS	$(801,584)	$(256,588)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.35)	$(0.12)
Diluted	$(0.35)	$(0.12)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
NET LOSS PER SHARE:
Basic	$(0.35)	$(0.13)
Diluted	$(0.35)	$(0.13)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	2,295,138	1,990,878
Diluted	2,295,138	1,990,878

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the thirteen weeks ended December 30, 2007	For the thirteen weeks ended December 31, 2006
Cash flows from operation activities:
Net loss	$ (801,584)	$ (256,588)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	116,723	71,419
Allowance for loans losses	166,095
Amortization of deferred financing costs	181,977	0
Amortization of original issue discount	152,502
Stock based compensation	40,647	45,800
Deferred income taxes	(510,102)	(153,200)
Changes in certain assets and liabilities:
Accounts receivable, net	98,350	107,366
Loans receivable	483,967	(2,065,921)
Inventories	(28,011)	(187,111)
Other current assets	(694,877)	(28,655)
Accounts payable	(225,309)	374,841
Other accrued expenses	(156,895)	47,222
Dealer reserve payable	(708,288)	143,222
Net Cash flows from operating activities-continuing operations	(1,884,805)	(1,901,605)
Net cash (used in) provided from discontinued operations	(35,929)	169,552
Net Cash flows from operating activities-discontinued operations	(35,929)	169,552
Net Cash flows from operating activities	(1,920,734)	(1,732,053)

Cash flows from investing activities:
Purchase of Moneyworldlending	0	(200,000)
Purchase of Cash Advance-Utah, net of cash received of $30,000	0	(570,000)
Purchase of assets related to vehicle finance business	0	(462,987)
Purchase of property and equipment	(5,107)	(75,801)
Purchases of intangibles	(2,370)	(1,400,000)
Payments received on notes receivable	38,083	27,000
Net Cash flows from investing activities-continuing operations	30,606	(2,681,788)
Purchase of property and equipment of discontinued business	0	(21,165)
Net Cash flows from investing activities-discontinued operations	0	(21,165)
Net Cash flows from investing activities	30,606	(2,702,953)

Cash flows from financing activities:
Proceeds from (payment of) line of credit, bank	(680,000)	750,000
Proceeds from renewable unsecured subordinated notes	1,630,153
Proceeds from long-term debt	2,853,178	1,400,000
Payments on long-term debt	(2,386,775)	0
Payments on renewable unsecured subordinated notes	(68,220)
Prepaid financing costs	(2,553)	0
Repurchase of common shares	0	(167,186)
Proceeds from sale of common stock	777,278	0
Net Cash flows from financing activities-continuing operations	2,123,061	1,982,814
Payments on long-term debt of discontinued business	(18,370)	(22,553)
Net Cash flows from financing activities-discontinued operations	(18,370)	(22,553)
Net Cash flows from financing activities	2,104,691	1,960,261
Net increase (decrease) in cash and cash equivalents	214,563	(2,474,745)

Cash and cash equivalents - beginning of period	366,118	2,786,941
Cash and cash equivalents - end of period	$ 580,681	$ 312,196

Consolidated Statements of Cash Flows continues on the following page

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

continued

	For the thirteen weeks ended December 30, 2007	For the thirteen weeks ended December 31, 2006

Supplemental cash flow information:
Cash paid for interest	$ 149,118	$ 33,021

Non-investing and financing activities:
Property and equipment reclassified as assets of discontinued
business held for sale	$ 0	$ 0
Purchase of certain assets and assumed liabilities with
Moneyworldlending acquisition:
Loans receivable	0	41,998
Intangibles	0	186,351
Deferred revenue	0	28,349
Purchase of certain assets and assumed liabilities with
Cash Advance-Utah acquisition:
Loans receivable	0	165,822
Inventories	0	5,120
Property and equipment	0	182,470
Intangibles	0	240,000
Deferred revenue	0	23,412
Purchase of certain assets and assumed liabilities with
Colfax Financial acquisition:
Loans receivable	0	510,481
Property and equipment	0	100,000
Dealer reserves payable	0	147,494
Issuance of stock warrants related to long-term debt	247,722	0

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended December 30, 2007 and December 31, 2006

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

In 2006, we changed our fiscal year end from September 30 to the Sunday closest (before or after) to September 30 (a fifty-two or fifty-three week year). We also changed the quarterly periods within the new fiscal year so that each quarter will consist of thirteen weeks of two four-week periods followed by one five-week period. The current period represents the thirteen weeks ended December 30, 2007. Our 2008 fifty-two week fiscal year will end on Sunday, September 28, 2008. The effect on comparisons with prior period calendar quarters is insignificant.

In preparation of our consolidated financial statements, we are required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management. In addition, certain statements in this Quarterly Report on Form 10-QSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “believes”, “expects,” “anticipates,” “plans,” or “intends,” or similar expressions, indicate such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include the factors identified in our Annual Report on Form 10-KSB for the year ended September 30, 2007 under Item 1. “Description of Business – Risks Related to Our Business,” as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

Discontinued Operations – On May 11, 2007, our wholly-owned subsidiary, Burger Time Acquisition Corporation (“BTAC”), sold certain assets including the business operations of its Burger Time Business effective April 29, 2007, to BTND LLC, a Colorado limited liability company (“BTND”). The asset purchase agreement between BTAC and BTND provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of BTAC, and certain real estate used in the Burger Time business and held by our subsidiary, BTAC Properties, Inc. BTAC Properties, Inc. continues to hold title to certain real estate assets related to Burger Time as collateral for a note receivable related to the sale of the Burger Time business mortgages by BTND at which time transfer of the ownership in the property will be completed. The Company has determined that the note receivable related to the sale of the Burger Time mortgages be reclassified from a current to a long term asset.

In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to report the operations related to Burger Time as discontinued operations.

Auto Finance Subsidiary – We are devoting significant portion of our resources to developing our automobile finance business and buy here pay here auto sales business. Our auto finance business is conducted through our wholly-owned subsidiary, STEN Credit Corporation (“STEN Credit” or “Auto Finance Subsidiary”).

Through STEN Credit, we are engaged in providing auto loans to consumers with limited or impaired credit history. Our loans are offered through a limited number of “dealer-partners” who benefit by selling vehicles to consumers who otherwise could not obtain financing. We currently offer our loans through ten dealer-partners in Arizona. Loans are also entered into as a result of vehicles sold at our own retail operations. Where a dealer-partner is involved, the contracts entered into with consumers are installment receivable contracts with full-recourse to dealer-partners. The dealer-partners are paid approximately 68% of the principal contract value at the time we enter into the installment sales contract with the customer. The dealer-partner assumes responsibility for repossessing the vehicle in the event of a contract default. At the time of default and foreclosure of the contract, the Company and the dealer-partner agree to a value of the collateral, which typically goes back into inventory, and the dealer-partner generally reimburses the remaining value of the contract. The dealer-partners also maintain a “reserve account” or “hold-back” with STEN Credit as an additional level of collateral for the recourse guarantee equal to approximately 25% of the outstanding installment note receivable balance which is classified as dealer reserve on the consolidated balance sheet of STEN. The dealer-partner reserve account, or hold-back, is only payable to the dealer after the net amount due to STEN Credit has been fully-satisfied and then the amount due is only payable as amounts due on the contracts are collected from the underlying installment note borrowers. The dealer reserve account under these arrangements at December 30, 2007 and September 30, 2007 was $368,419 and $1,076,707and is reflected as dealer reserves in the accompanying financial statements. The dealer-partner also pays to us a discount fee of up to 7%

of the face value of the installment receivable contracts at the time the contract is entered into. The value of this discount is recognized as additional imputed interest income over the life of the contract.

In addition to installment receivable contracts, we may finance a portion of the dealer-partner vehicle inventory through a “floor-plan” program. Under this program, STEN Credit finances up to the full wholesale cost of the dealer-partner’s vehicle inventory. We hold title to the vehicles and have the related dealer reserve as collateral. In our auto financing business, the dealer-partners are charged a fee equal to 25% per annum to finance vehicle inventory.or “floorplan” a vehicle. The result is an annualized charge of slightly more than 24% per annum. Interest on notes receivable is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. We entered the business of dealer floor-planning on November 7, 2006 by acquiring a portfolio of automobile-related receivables consisting of $225,559 in dealer inventory financing notes and $284,922 in automobile installment purchase notes valued at fair value at the date of purchase. The aggregate purchase price after deducting reserves payable to the dealer of $147,474 was $362,987, which we paid in cash.

Used Auto Sales-Retail – The Company has developed its own “Buy Here/Pay Here” retail used car business. Our subsidiary, EasyDrive Cars and Credit Corporation, sells used cars and STEN Credit finances their sale. STEN Credit finances sales to customers that typically would not qualify for conventional financing as a result of limited credit histories or past credit problems. STEN has leased two used car lots for the Easy Drive Cars and Credit business that are located in Arizona and operated under the names “EasyDrive Cars and Credit” and “Best Price Auto Sales”. STEN has entered into an agreement to assume the lease for a third lot, located in Glendale, Arizona, and is in the process of obtaining the final building permits to develop the location. The budget to develop the lot is approximately $300,000 and the lot is expected to be operational in the Company’s fiscal third quarter.

Note 2.  Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of STEN Corporation and its wholly-owned subsidiaries:  Burger Time Acquisition Corporation as of July 2004, BTAC Properties Inc. as of May 2005, STEN Financial Corporation as of January 2006, and STENCOR Inc. as of November 2006. In October 2006, Alliance Advance, Inc. and in November 2006, STEN Credit Corporation were formed as wholly-owned subsidiaries of STEN Financial Corporation. In February 2007, EasyDrive Cars and Credit Corporation were formed as a wholly-owned subsidiary of STEN Financial Corporation. All significant intercompany transactions and balances have been eliminated in consolidation. (See Note 3). Effective March 20, 2007, we changed the name of our subsidiary from Colfax Financial Corporation to STEN Credit Corporation.

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

In our auto financing business, the dealer-partners are charged a fee of 2% per month, or for any fraction thereof to finance vehicle inventory. The result is an annualized charge of slightly more than 24%.

We recognize revenue from the operations of our Alliance Cash Advance business through our Alliance Advance, Inc. subsidiary using the cash basis method, with interest income payments being recognized as income at the time the cash fee for the advance is actually received.

In our Buy Here/Pay Here retail used auto sales business operating through our EasyDrive Cars and Credit Corporation subsidiary, revenue is recognized from the sale of a vehicle when the vehicle is delivered, the sales contract is signed, the down payment is received and funding has been approved.

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

Accounts and Loans Receivable – Trade accounts receivable from our non-finance activities are shown net of an allowance for doubtful accounts and we had reserves of $0 at both December 30, 2007 and September 30, 2007. STEN Financial receivables include loans receivable from our STEN Credit auto finance business and our lending businesses through Alliance Advance. Alliance Advance receivables are net of a reserve for doubtful accounts of $70,544 at December 30, 2007 and $44,129 at September 30, 2007. We record a loan receivable for the amount loaned to the customer. The Buy Here/Pay Here receivables are net of a reserve $359,087 at December 30, 2007 and $219,407 at September 30, 2007. For the STEN Financial business, loans receivable over 30 days are considered past due. The Company does not accrue interest on past due loans receivable. Loans are written off only after all collection attempts have failed and are based on individual credit evaluations and specific circumstances of the customer. The fee charged by the Company, which varies for each loan, is not recorded until the cash is collected. In the Company’s dealer-partner loans receivable we record no reserve for doubtful accounts because full recourse goes back to the dealer-partner. An allowance for doubtful accounts potentially would be recognized if the credit standing of the dealer-partner was determined to be impaired.

Loans receivable consisted of the following at:

	December 30, 2007	September 30, 2007

Consumer loans receivable	$ 943,039	$ 884,704
Less: allowance for loan losses	(70,544)	(44,129)
Auto Finance Subsidiary:
Dealer Floorplan notes receivable	552,975	628,687
Vehicle installment notes receivable	5,622,550	6,089,140
Less: allowance for note losses	(359,087)	(219,407)
Total loans receivable	6,688,933	7,338,995
Less: current portion	2,796,210	2,851,529
Loans receivable, net of current portion	$ 3,892,723	$ 4,487,466

Amortization – Intangible assets represent principally the value of the non-solicitation agreements and customer databases which have been purchased and are being amortized over their estimated useful lives using the straight-line method. (See Note 9).

Notes Receivable – A note receivable, due from Life Safe Services, LLC (“Life Safe”) related to the sale of our emergency oxygen service business, as of December 30, 2007 and September 30, 2007, consist of $547,000 and $574,000, respectively. The Life Safe note is a subordinated promissory note personally guaranteed by the owners of Life Safe Services, LLC and bears interest at a rate of 7.25% per annum. The Life Safe note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42 on January 1, 2010. Our rights under the Life Safe note are subordinate to those of Life Safe’s senior lender. Amounts due on the Life Safe note receivable for the years ending 2008, 2009, and 2010 are $108,000, $108,000 and $358,000, respectively.

A note receivable from BTND, LLC related to the sale of our Burger Time business was $777,083 and $788,166 as of December 30, 2007 and September 30, 2007, respectively, and bears interest at a rate of 7.00% per annum with a term of 12 years. Amounts due on the note receivable for the years ending 2008, 2009, 2010, 2011 and 2012 are $45,783, $49,092, $52,641, $56,447, and $60,527, respectively.

At December 30, 2007 and September 30, 2007, the long-term note receivable consisted of the following:

	December 30, 2007	September 30, 2007
Note receivable - Life Safe Services, LLC	$ 547,000	$ 574,000
Note receivable- BTND, LLC	777,083	788,166
Totals	1,324,083	1,362,166
Less current portion	(154,589)	(153,783)
Long-term portion	$1,169,494	$1,208,383

Other Assets – At December 30, 2007 and September 30, 2007, the Company had Other Assets of the following:

	December 30, 2007	September 30, 2007

Deferred income taxes	$912,102	$555,000
Prepaid financing costs	10,868	8,315
Cash surrender value of life insurance	35,046	35,046
Other Assets	$ 958,016	$ 598,361

Prepaid Financing Costs – Debt issuance costs are amortized over the life of the loan using the straight-line method. On November 23, 2007, the Company entered into a security agreement with Valens and incurred costs of $486,640. These prepaid costs are being amortized over of the life of the security agreement (2 years) and we expensed $19,152 for the thirteen weeks ended December 30, 2007. The net remaining costs at December 30, 2007 and September 30, 2007 were $467,488 and $0, respectively. Amounts due on the debt issuance costs for the years ending 2008, 2009 and 2010 are $201,641, $243,320 and $41,679, respectively.

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

Deferred Revenue - In August 2006, we acquired certain assets and assumed certain liabilities of Alliance Cash Advance through our wholly owned subsidiary, STEN Financial. In the first quarter of fiscal 2007, we acquired certain assets and assumed certain liabilities of Utah-based, Cash Advance, and an on-line payday advance business called Moneyworldlending. These businesses have been combined to form Alliance Cash Advance operated by our Alliance Advance, Inc. subsidiary. In November 2006, we acquired certain assets related to sub-prime automobile installment financing and related dealer inventory through STEN Credit. In accordance with generally accepted accounting principles, we defer certain fees as part of the fee’s yield over the life of the installment contract. The deferred revenue at December 30, 2007 and September 30, 2007 was $275,507 and $367,744, respectively.

Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after October 2, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on October 2, 2006 using the modified prospective method. The amount of expense recorded for the thirteen weeks ended December 30, 2007 and December 31, 2006 was $40,647 ($0.02 per share) and $45,800 (0.03 per share), respectively. Based on option grants outstanding at December 30, 2007, the Company estimates the expense to be $127,900 for the year ending September 28, 2008 with an estimated total amount of $191,500 for fiscal years 2009 through 2012.

The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following periods:

	Thirteen weeks ended December 30, 2007	Thirteen weeks ended December 31, 2006
Risk free interest rate	3.62-4.25%	4.75%
Expected life of options granted	2.5-6.5 years	2.5-6.5 years
Expected volatility range	50.0%	50.0%
Expected dividend yield	0%	0%

The volatility factor is based on our historical stock price fluctuations for a period of approximately 2.5 years. This period is shorter than the expected life of the options but was deemed more relevant given the significant change in the Company’s business model and strategy. The Company has not issued and does not intend to issue dividends; therefore the dividend yield is zero. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the simplified method as defined by SAB No. 107. The Company estimates the forfeiture rate for stock options of 10%.

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

Note 3.  Acquisitions and Disposition of Assets

Acquisitions

STEN Credit Corporation

On November 7, 2006, STEN Financial entered into an agreement to acquire a loan portfolio from Flash Motors, Inc. (See Note 1). STEN Financial paid $362,987 in cash from working capital to purchase the loan portfolio. Consideration for the purchase was determined through arm’s length negotiations between the Company and Flash Motors. STEN Financial, through its STEN Credit subsidiary, is engaged in developing an auto finance subsidiary serving the sub-prime market.

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

As of March 2007, STEN Credit is a party to a non-solicitation agreement with Flash Motors. The term of the agreement is five years. In exchange for the non-solicitation agreement, STEN Credit has agreed to pay Flash Motors a total sum of $1,400,000. This amount was paid by the issuance by STEN Credit of a promissory note to Flash Motors in the principal amount of $1,400,000 dated March 1, 2007, with a term of 60 months beginning on such date, and an interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. With thirty days written notice, Flash Motors may demand payment of principal of $250,000 on November 14, 2008 and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full. The $1,400,000 was allocated between the non-solicitation agreement and customer list for $700,000 each.

Cash Advance-Utah

On October 3, 2006, STEN Financial entered into an agreement to acquire certain Utah-based assets from National Financial Services, LLC. STEN Financial agreed to purchase certain assets of a business operating three retail locations known as Cash Advance. The total purchase price was $600,000 and included certain assets of Cash Advance including cash, accounts receivables, inventory and fixed assets. Of the total purchase consideration, STEN Financial paid $400,000 in cash from working capital and entered into a promissory note for $200,000. The promissory note bore interest at 8% per annum from October 2, 2006 payable in two installments of $100,000 with the first payment on April 2, 2007 and the second payment on October 2, 2007 together with principal and interest. The note was paid in full in November 2006. Consideration for the asset purchase was through arm’s length negotiations between the parties. STEN Financial intends to use the assets to continue offering check cashing and related services including deferred presentment or “payday” loans and “title” loans. The purchase price was allocated based on the fair value of the assets acquired.

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

The purchase of these assets were not considered material to our operating results or total assets, therefore, the Company is not including pro forma financial results for the thirteen weeks ended December 30, 2007 and December 31, 2006 respectively.

Disposition

None.

Note 4.  Inventories

Inventories consist of products related to our contract manufacturing operations (raw materials, work in process, finished goods). Inventories are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Inventories consisted of the following at:

	December 30, 2007	September 30, 2007

Raw materials in our contract manufacturing	$ 431,839	$ 392,455
Work in process in our contract manufacturing	53,365	46,353

Finished goods:
Contract manufacturing	56,846	55,452
Used autos	628,804	648,483
Total Inventories	$ 1,170,854	$ 1,142,843

Note 5. Other Current Assets

Other Current assets consisted of the following at December 30, 2007 and September 30, 2007:

	December 30, 2007	September 30, 2007
Prepaid financing	$1,322,384	$876,911
Prepaid expenses	188,239	120,812
Deferred income taxes	840,000	687,000
Total Other Current Assets	$2,350,623	$1,684,723

Note 6.  Net Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Our diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period. Options totaling 392,500 and 416,500 shares were excluded from the computation of diluted loss per share for the periods ended December 30, 2007 and December 31, 2006 as their effect was anti-dilutive due to the net loss in the periods. Warrants totaling 602,089 and 369,793 shares were excluded from the computation of diluted loss per share for both periods ended December 30, 2007 and December 31, 2006 as their effect was anti-dilutive due to the net loss in the periods. For the thirteen weeks ended December 30, 2007, there were no options reflecting shares of common stock included in the weighted average share calculation.

	For the thirteen weeks ended December 30, 2007	For the thirteen weeks ended December 31, 2006
Net loss from continuing operations	$ (801,584)	$ (239,220)
Net loss from discontinued operations	0	(17,368)
Net loss	(801,584)	(256,588)
Net loss per share – basic
Weighted average shares outstanding	2,295,138	1,990,878

Net loss per share – basic	$ (0.35)	$ (0.13)
Net loss per share – diluted
Weighted average shares outstanding	2,295,138	1,990,878
Effect of dilutive securities	0	0
Weighted average shares outstanding	2,295,138	1,990,878

Net loss per share – diluted	$ (0.35)	$ (0.13)

Note 7.  Income Taxes

We recorded a benefit from income taxes of $480,900 and $153,200 relating to loss from continuing operations for the thirteen weeks ended December 30, 2007 and December 31, 2006, respectively. At December 30, 2007, the Company had net operating loss carryforwards for federal tax purposes of approximately $1,500,000 that begin to expire in 2026. The Company has research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013. We expect to generate taxable income in future periods and expect to realize our net operating loss carryforward tax benefit to offset regular income tax expense. (See Note 8).

We file a consolidated U. S. Federal tax return. The Internal Revenue has completed a review of our tax returns through the fiscal year ended September 30, 2005 and, as a result of the examination, no changes were proposed. In addition, as a result of the adoption of FASB Interpretation 48 (FIN 48), effective October 1, 2007, the Company applied the requirements of FIN 48 to all tax positions for which the statute of limitations remained open. The Financial Accounting Standards Board published FIN 48 “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derocognition, classification, interest and penalties, accounting interim periods, disclosures and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations.

The company has completed its evaluation of the effects of FIN 48 and has concluded that the adoption of FIN 48 did not impact the consolidated financial statements for the thirteen weeks ended December 30, 2007. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2006 and 2007.

Note 8.  Deferred Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, inventory valuation adjustments and accrued liabilities. Our current deferred tax asset as of December 30, 2007 and September 30, 2007 was $840,000 and $687,000, respectively. We have a long term deferred tax asset as of December 30, 2007 and September 30, 2007 of $912,102 and $555,000, respectively. The Company’s deferred tax asset consists of accrued liabilities of $35,000, reserves for doubtful accounts and inventory of $686,000 deferred revenue of $105,000, other of $13,000, net operating loss carryforwards of $882,102 and depreciation of $31,000.

Note 9.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	December 30, 2007		September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$ 65,000	$ 10,500	$ 65,000	$ 8,500	60
Customer lists	1,105,000	138,333	1,105,000	108,834	60-120
Trade name	55,000	15,584	55,000	12,834	60
Non-solicitation agreement	700,000	151,666	700,000	116,666	60
Other intangibles	94,769	25,023	92,399	20,522	60

Total	$2,019,769	$ 341,106	$ 2,017,399	$ 267,356

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 6.85 years). Amortization of intangible assets was $73,749 and $41,090 for the thirteen ended December 30, 2007 and December 31, 2006, respectively. Estimated amortization expense of intangible assets for fiscal years 2008, 2009, 2010, 2011, and 2012 is $295,470, $295,169, $295,169, $289,091 and $133,489 per year, respectively.

Note 10.  Line of Credit, Bank

At September 30, 2007, we had a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit was subject to a defined borrowing base. Amounts outstanding bore interest at prime plus .5% (8.25% at September 30, 2007). The line of credit was collateralized by our receivables and inventory. At December 30, 2007 and September 30, 2007, there was $0 and $680,000 outstanding under this agreement. In July 2007, the Company and Citizens Independent Bank entered into an amendment to the original agreement, to extend the maturity date of the note to September 30, 2007. The line of credit from Citizens Independent Bank was paid in full November 2007 in connection with the Valens security agreement transaction (See Note 12).

Note 11.  Other Current Liabilities

Other Current Liabilities consisted of the following at December 30, 2007 and September 30, 2007:

	December 30, 2007	September 30, 2007
Accrued payroll and related taxes	$ 172,198	$ 260,856
Deferred revenue	275,506	367,744
Other accrued expenses	186,040	144,485
Total	$ 633,744	$ 773,085

Note 12.  Long-Term Debt

On November 23, 2007, Company and its wholly-owned subsidiaries, STEN Credit Corporation, STENCOR, Inc., EasyDrive Cars and Credit Corporation (collectively called the “Borrowers”), entered into a security agreement with LV Administrative Services, Inc. as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens”).

Under the security agreement, Valens may make revolving loans to the Borrowers from time to time during the two year term of up to $5,500,000, subject to a defined borrowing base. The borrowing base takes into account reserves established by Valens, the amount of certain available accounts of the Borrowers, and the amount of certain available inventory of the Borrowers. The amounts loaned to the Borrowers are evidenced by a secured revolving note in the maximum aggregate amount of $5,500,000. Amounts under the secured revolving note mature on November 23, 2009 and bear interest at a rate equal to the prime rate from time to time plus 8.25%, (15.50% at December 30, 2007) but not less than 15%. Interest is payable monthly in arrears commencing on December 1, 2007 and on the first business day of each consecutive calendar month thereafter. In an event of default, as defined under the security agreement, the Borrowers will be obligated to pay additional interest of 2% per month as a penalty until the event of default is cured or waived and the agent may demand repayment of the obligations of the secured revolving note and the security agreement or may elect to demand a default payment equal to 130% of the outstanding principal amount of the secured revolving note, plus accrued but unpaid interest and all other fees and amounts then remaining unpaid.

On November 23, 2007, the Borrowers drew $1,205,054 under the security agreement, of which $1,085,388 was used to repay all of the indebtedness of STEN Credit Corporation to a private individual and the indebtedness of the Company to Citizens Independent Bank (see Note 9). On December 3, 2007, we drew $1,905,275 under the security agreement to satisfy the Company’s outstanding indebtedness to R.W. Sabes Investment, LLC. An additional $135,691 in funds from the security agreement was used to pay the loan fees of the Lender and its affiliates. We also drew $232,539 on December 3, 2007 to cover certain transaction fees and expenses. If within six months of the date of issue of the note, the Borrowers prepay in full the obligations under the note, the security agreement or any other ancillary agreements, and the security agreement has been terminated, the holder of the note will rebate to the Borrowers 50% of any fees it received from the Borrowers on the date of issue of this note. As of December 30, 2007, we had $2,891,700 in borrowings against the Valens security agreement.

The obligations of the security agreement and the note are collateralized by a security interest in all of the Borrower’s assets, as well as the assets of the Company’s subsidiaries BTAC Properties, Inc., STEN Financial Corporation, Alliance Advance, Inc., Burger Time Acquisition Corporation and STEN Acquisition Corporation and the Company’s equity interest in its subsidiaries. The collateral does not include the eight parcels of real property owned by BTAC Properties, Inc. in respect of the Burger Time restaurant business as these parcels of real property are subject to transfer to BTND, LLC under the asset purchase agreement dated May 11, 2007 retroactive to April 29, 2007. (See Note 1-Discontinued Operations.)

In exchange for the availability of revolving loans under the security agreement, STEN sold Valens 227,794 shares of its common stock (the “Closing Shares”) for $0.01 per share and STEN also issued Valens a common stock purchase warrant (the “Warrant”) to purchase 22,206 shares of its common stock. The Closing Shares represent 9.9% of the Company’s 2,300,957 shares issued and outstanding immediately prior to the security agreement transactions. The exercise price of the Warrant is $0.01 per share and the Warrant has an indefinite term. By the terms of the Warrant, the holder may not exercise any portion of the Warrant that would result in beneficial ownership by the holder and its affiliates of any amount greater than 9.99% of the then outstanding shares of Common Stock (whether or not, at the time of such exercise, the holder and its affiliates beneficially own more than 9.99% of the then outstanding shares of common stock). Prior to transfer by Valens, the Closing Shares and the shares of common stock issuable upon exercise of the Warrant are subject to an irrevocable proxy naming STEN as proxy. The common stock and the common stock warrants were valued at $247,722 using management’s estimation of their fair value and offset against long-term debt. The resulting original issue discount of the fair value of the Warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method.  The Company recorded interest expense for the original issue discount of $10,322 for the thirteen weeks ended December 30, 2007.

The Company and Valens also entered into a Registration Rights Agreement dated November 23, 2007 relating to the Company’s obligation to register for resale the Closing Shares and the shares issuable upon exercise of the Warrant. Under the Registration Rights Agreement, the Company is obligated, among other things, to file a registration statement relating to the registerable securities within 90 days for Valen’s resale offering to be made on a continuous basis

On July 18, 2007 the Company, through its subsidiary BTAC Properties, Inc. sold a parcel of land located in Elk River Minnesota to Elk River 229 Carson, LLC. The purchase price was $495,000, excluding closing costs and prepayment penalties BTAC Properties, Inc. reduced the Minnesota mortgage to StanCorp Mortgage by $470,482.

In April 2007, STEN began a public offering of up to $25 million of renewable unsecured subordinated notes. As of December 30, 2007, we had $4,396,730 outstanding in renewable unsecured subordinated notes and $130,946 of accrued interest for a total of $4,527,676. The table below represents outstanding renewable unsecured subordinated notes as of December 30, 2007:

Renewable unsecured subordinated notes:

Original Term	Principal Amount	Weighted Average Interest Rate
3 months	$ 344,274	10.04%
6 months	181,293	9.89%
1 year	2,264,479	13.62%
2 years	194,600	13.53%
3 years	1,375,084	14.51%
4 years	10,000	12.70%
5 years	15,000	12.72%
10 years	12,000	13.08%
Total	$ 4,396,730	13.45%

We made interest payments of $131,808 and $0 on the renewable unsecured subordinated notes during the thirteen weeks ended December 30, 2007 and December 31, 2006 respectively. The weighted average term on the outstanding renewable unsecured subordinated notes is 20 months.

We incurred $1,152,895 in costs related to the issuance of the renewable unsecured subordinated notes through December 30, 2007. The costs can be broken down into three distinct categories (i) offering costs (ii) on-going costs (iii) annual costs. These costs have been capitalized and are being amortized as a component of selling, general and administrative expense. The on-going costs associated with the debt offering are being amortized over the weighted-average term of the debt. The current weighted-average term is 20 months. We expensed $139,200 and $0 for the thirteen weeks ended December 30, 2007 and December 31, 2006 respectively. As of December 30, 2007 we had $878,720 in cost related to the issuance of the renewable unsecured subordinated notes. In connection with the debt offering, we will incur certain annual costs that are being amortized over a 12-month period and offering costs that are being amortized over a 3 year period.

On March 9, 2007, we completed a mortgage financing collateralized by the underlying building and real estate used in BTAC’s operations in the amount of $384,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 7.210% per annum and is payable in 59 equal monthly installments of $3,048 per month, with the final payment of all principal and all accrued interest not yet paid due March 5, 2012.

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

On February 13, 2007, STEN Credit and STEN entered into a credit agreement under which R. W. Sabes Investment, LLC (“Sabes”) would loan up to $3,000,000 to STEN Credit, subject to a defined borrowing base of STEN Credit assets. This note was paid in December 2007 with funds from the loans under the security agreement with Valens.

As additional consideration, STEN issued to Sabes a redeemable warrant to purchase 219,900 shares of its common stock at an exercise price of $4.50 per share. The warrant may be exercised by the holder at any time prior to March 1, 2012. The shares of common stock underlying the warrant may be redeemed by STEN in three separate tranches if the closing sales price of its common stock exceeds $6.00 per share for at least thirty consecutive trading days, among other conditions. The gross proceeds of $1,845,845 were allocated between the convertible note and the redeemable warrants based on the relative fair values of the securities at the time of issuance. The redeemable warrants were valued at $175,000 using management’s estimation of their fair value and offset against long-term debt. The resulting original issue discount of the fair value of the warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method. The conversion price of $8.20 was greater than the fair market value of the stock at the time of issuance. With the payoff of the obligations under the Sabes credit agreement in December 2007, we recorded interest expense for the remaining balance of the original issue discount of $142,180 for the thirteen weeks ended December 30, 2007.

On January 24, 2007, STEN Credit borrowed $100,000 from a private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $100,000 was due and payable under the note on April 24, 2007. On January 30, 2007, STEN Credit borrowed $50,000 from the same private lender under a promissory note with interest at a rate equal to 16.00% per annum. The amount of $50,000 was due and payable under the note on April 30, 2007. STEN Credit’s indebtedness to the private lender under the promissory note was unsecured and unconditionally guaranteed by STEN.  The notes were paid in full on April 24, 2007 and May 1, 2007, respectively.

On January 11, 2007, STEN Credit borrowed $750,000 from Crown Bank in the form of a promissory note with a term of six months, expired July 11, 2007, and having an interest rate bearing 9.250% per annum. The promissory note was paid on February 13, 2007 using proceeds from the first draw of the available amounts under the credit agreement with Sabes.

On January 2, 2007, STEN Credit Corporation and a private lender entered into a promissory note in the amount of $400,000 with interest at a rate equal to 15.875%. This note was paid in full in November 2007.

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

As of December 30, 2007 and September 30, 2007, the long-term debt consisted of the following:

	12/30/2007	09/30/2007
Renewable unsecured subordinated notes	$ 4,396,730	$ 2,792,802
Promissory note - private investor	0	400,000
Promissory notes - Flash Motors	1,400,000	1,400,000
Promissory note - R.W. Sabes, net of original issue discount of $142,180.	0	1,880,259
Promissory note - Valens U.S. SPV I, LLC, net of original discount of $237,399	2,615,779	0
Mortgage note payable - Austin Bank	487,802	491,953
Mortgage note payable - Bremer Bank	376,528	378,709
Totals	9,276,839	7,343,723
Less current portion	(3,392,772)	(2,886,265)
Long term portion	$5,884,067	$ 4,457,458

Note 13.  Segment Reporting

Our two reportable segments are strategic business units that offer different products. They are managed separately as each business requires different technology and business processes. Corporate and Contract Manufacturing represents the administrative activities and costs associated with our general corporate activities, including our Texas-based STENCOR, Inc. subsidiary that is engaged in providing contract injection molding services. STEN Financial is comprised of the businesses of its three subsidiaries, STEN Credit

Corporation, which operates the automobile finance business, EasyDrive Cars and Credit which operates our retail used car sales lots, and Alliance Advance Inc. which operates the deferred presentment (payday) check cashing and title loan business under the names Alliance Cash Advance and Moneyworldlending.  The Company did not include in identifiable assets those assets related to discontinued operations.  Assets excluded were $1,401,272 and $3,894,836 for the thirteen weeks ended December 30, 2007 and December 31, 2006, respectively.

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

	Corporate and Contract Manufacturing	STEN Financial	Total

Thirteen weeks ended December 30, 2007
Revenues	$ 328,066	$ 1,726,475	$ 2,054,541
Loss from operations	(274,640)	(1,007,844)	(1,282,484)
Identifiable assets	5,607,126	10,658,298	16,265,424
Depreciation and amortization	17,564	99,159	116,723
Capital expenditures	2,300	2,807	5,107

Thirteen weeks ended December 31, 2006
Revenues	$ 284,083	$ 360,604	$ 644,687
Loss from operations	(293,400)	(93,348)	(385,748)
Identifiable assets	3,033,516	5,503,486	8,537,002
Depreciation and amortization	24,277	47,142	71,419
Capital expenditures	51,297	3,339	54,636

Note 14.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares that replaced a repurchase program originally adopted in September 2001. On September 29, 2006 our Board of Directors authorized a repurchase program in the amount of 200,000 shares that replaced a repurchase program originally adopted in November 2004. The Company purchased a total of 0 and 37,750 shares of common stock for a cost of $0 and $167,186 during the thirteen weeks ended December 30, 2007 and December 31, 2006, respectively.

Legal Proceedings - On March 22, 2007, our former Chief Executive Officer, Larry Rasmusson, filed a complaint in Minnesota District Court, Hennepin County, against STEN Corporation claiming breach of contract with regards to split-dollar life insurance policies that are in effect. On January 23, 2007, the parties entered into a settlement agreement relating to the dispute. Under the settlement agreement, the Company may not obtain loans against the policies, the Company and Mr. Rasmusson will appoint a receiver to receive the net proceeds of the life insurance policies, and the Company is obligated to pay $250,000 over a three year period from the execution of the receivership agreement to reduce the outstanding loan balances. The obligation will terminate upon the death of Mr. Rasmusson.

On May 9, 2005, Larry Rasmusson, filed a complaint in Minnesota District Court, Hennepin County, against STEN and Aspen Surgical Products, Inc. claiming that the November 8, 2004 asset purchase agreement between STEN and Aspen Surgical violated an April 1, 1990 licensing and royalty agreement between STEN and Rasmusson. In an order dated June 26, 2006, the Court granted STEN’s and Aspen’s motion for summary judgment and dismissed all of Rasmusson’s claims. Mr. Rasmusson appealed the order to the Minnesota Court of Appeals by a notice of appeal served on October 30, 2006. In December 2007, the Minnesota Court of Appeals denied the appeal. Mr. Rasmusson did not appeal this decision to the Minnesota Supreme Court. The Company considers the matter resolved.

Major Customers and Vendor-

A major customer in our Stencor business represents 54% and 70% of trade receivables as of December 30, 2007 and September 30, 2007, respectively. The customer represented 16% and 44% of total revenues for the periods ending December 30, 2007 and December 31, 2006, respectively. At September 30, 2007, the Company had one vendor representing 20% if the accounts payable balance.

Note 15. Sale of Securities

Private Placement - In October and November, 2007, the Company entered into a subscription agreement with eight private investors for the sale, in aggregate, of 310,000 shares of its common for cash consideration of $2.50 per share. The closing date for the subscription agreements were October 5, 2007 to November 5, 2007. At the closing, the investors delivered, in aggregate, cash of $775,000 for the 310,000 shares to be issued.

Note 16.  Discontinued Operations

Burger Time Sale - On May 11, 2007 the Company’s wholly-owned subsidiary, Burger Time Acquisition Corporation (“BTAC”), entered into and closed the transactions contemplated by an asset purchase agreement dated May 11, 2007 effective April 29, 2007 with BTND LLC, a Colorado limited liability company (“BTND”). The asset purchase agreement provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of BTAC and the real estate held by BTAC Properties Inc. Immediately prior to the transaction with BTND, Gary Copperud and Jeffrey A. Zinnecker resigned as directors of the Company and Mr. Copperud resigned as an officer. BTND is an affiliate of Gary Copperud and Jeffrey A. Zinnecker.

The purchase price for the assets was $1,806,319 plus the assumption by BTND of certain liabilities relating to mortgages of BTAC Properties Inc. as of April 30, 2007. Of the purchase price, $1,000,000 was paid in cash and $806,319 was paid by delivery of a promissory note. The note bears interest at a rate of 7.00% per annum with a term of 12 years. BTAC and BTND, LLC also entered into a second promissory note of $1,886,432 relating to the assumption of two BTAC Properties mortgages with StanCorp.  BTND intends to assume the Minnesota and North Dakota mortgages and the related promissory note in the thirteen weeks ended March 30, 2008 This second promissory note from BTND is intended to pass along to BTND the obligations of BTAC under the notes and mortgages with StanCorp. See Note 10. The Company recognized a gain of $100,000 upon the sale.

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Burger Time Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The income (loss) from discontinued operations for the thirteen ended December 30, 2007 and December 31, 2006 respectively, consist of the following:

	For the thirteen weeks ended December 30, 2007	For the thirteen weeks ended December 31, 2006

Revenue, net	$ 0	$ 1,538,965

Cost of goods sold	0	1,433,567

Gross profit	0	105,398

Total operating expenses	0	97,539

Net income operations	0	7,858

Other expense	0	(31,900)

Loss from discontinued operations before income taxes	$ 0	$ (24,042)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

STEN Corporation and subsidiaries (“we”, the “Company” or “STEN”) is a diversified business.

In January 2006, we created STEN Financial Corporation as a wholly-owned subsidiary. Through this subsidiary and its subsidiaries, we operate a retail and online deferred presentment (or “payday”) loan business, check-cashing stores, a sub-prime automobile finance business and retail used automobile sales business. We entered into the retail payday loan business in August 2006 through the acquisition of a location in Tempe, Arizona under the name Alliance Cash Advance and the on-line payday loan business in October 2006 through the acquisition of moneyworldlending.com. These two payday loan businesses are now operated through Alliance Advance, Inc., a subsidiary of STEN Financial. In October, 2006, STEN Financial acquired three retail check-cashing stores under the tradename Cash Advance. In November 2006, a subsidiary of STEN Financial, STEN Credit Corporation (formerly known as Colfax Financial Corporation), began to develop a sub-prime automobile finance business following the acquisition of installment notes and used car dealer inventory or “floor plan” financing notes from Flash Motors, Inc. In February 2007, STEN Financial’s subsidiary, Easydrive Cars and Credit Corporation, began operating a “Buy Here/Pay Here” retail used auto selling business.

Also, through our subsidiary, Stencor, Inc., we manufacture and distribute on a contract basis a line of sterilization containers and filters for use by hospitals and other injection molded and light assembly products.

On May 11, 2007 our wholly-owned subsidiary, Burger Time Acquisition Corporation (“BTAC”), entered into and closed the transactions contemplated by an asset purchase agreement dated May 11, 2007 effective April 29, 2007 with BTND LLC, a Colorado limited liability company. The asset purchase agreement provides for the sale by BTAC of substantially all of the assets related its Burger Time business, including the tangible and intangible assets of BTAC and the certain real estate used in the Burger Time business and held by our subsidiary, BTAC Properties, Inc. In accordance with accounting rules, we have reclassified our previously reported financial results to exclude the results of the operations related to the Burger Time business. All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations.

Results of Operations

For the thirteen weeks ended December 30, 2007 and December 31, 2006

Revenues consisting of STEN Financial and the contract manufacturing businesses for the thirteen weeks ended December 30, 2007 increased 218% to $2,054,541 from $644,688 for the thirteen weeks ended December 31, 2006. This increase of $1,409,853 is due to STEN Credit and the Company’s “Buy here/Pay here” lots being in full operation during the thirteen weeks ended December 30, 2007 whereas only STEN Credit was operational during November and December of the corresponding period in fiscal 2007. Revenues for STEN Financial were $1,726,475 for the thirteen weeks ended December 30, 2007 as compared to $360,605 for the corresponding period in fiscal 2007. Revenues in our Contract Manufacturing business, for the thirteen weeks ended December 30, 2007 increased to $328,066 as compared to $284,083 for the thirteen weeks ended December 31, 2006. The 15.5% increase in revenue for the thirteen weeks ended December 30, 2007 in our contract manufacturing business comes from an increase in volume our injection molding and light assembly products.

With the formation of STEN Credit Corporation and the acquisition of our payday loan businesses which have been combined under the name Alliance Cash Advance, we expect to see revenue continued growth in our STEN Financial business. The financial business is expected to become the dominate business segment for the Company.

Cost of goods sold for the thirteen weeks ended December 30 was $386,685 compared to $359,702 for the corresponding period in fiscal 2007. The cost of goods sold reflects the expenses incurred in our Contract Manufacturing business segment. Even though costs of goods sold increased by $26,983, the contract manufacturing business has become more profitable as it continues to emphasize the higher margins generated from our new customers in the injection molding and light assembly product lines.

Cost of automobiles sold for the thirteen weeks ended December 30, 2007 was $827,198 compared to $393 for the thirteen weeks ended December 31, 2006. These expenses reflect the costs of autos sold in our Easydrive Cars and Credit retail lots, which began in February of 2007. Our expectations are that cost of goods sold will decrease as a percentage of automobile sales as our business continues to mature.

Salaries and benefits in our STEN Financial business for the thirteen weeks ended December 30, 2007 were $417,386 compared to $173,327 for the corresponding period in fiscal 2007. The salaries and benefits included $130,741 in our consumer lending operations and $286,645 in our STEN Credit business for the thirteen weeks ended December 30, 2007. We expect salaries and benefits in aggregate to increase reflecting additional personnel required to service our business, however, our expectation is that these amounts will decrease as a percentage of sales in future periods.

Occupancy and operating expenses for the thirteen weeks ended December 30, 2007 was $275,671 compared to $183,170 for the thirteen weeks ended December 31, 2006. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. Currently the Company has eight locations, five in Arizona and three in Utah, in this business segment. Occupancy and operating expenses were $106,808 in our consumer lending operations and $168,863 in our STEN Credit business for the thirteen weeks ended December 30, 2007. Our expectation is this amount will increase slightly in future periods reflecting normal rent increases and would increase more significantly if we conclude to add additional locations.

Depreciation for the thirteen weeks ended December 30, 2007 was $99,159 compared to $55,618 for the corresponding period in fiscal 2007. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $36,073 for our consumer lending operations and $63,086 in our STEN Credit operation for the thirteen weeks ended December 30, 2007.

Provision for loan losses and adjustments for the thirteen weeks ended December 30, 2007 were $510,632 compared to $33,701 for the corresponding period in fiscal 2007. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. Provisions for loan losses and adjustments were $77,949 in our consumer lending operations and $432,683 in our STEN Credit operation for the thirteen weeks ended December 30, 2007. We expect the provision for loan losses to decrease as a percentage of interest income in future periods as the impact of certain “dealer specific” effects is reduced.

Interest expense for the thirteen weeks ended December 30, 2007 were $604,273 compared to $6,744 for the corresponding period in fiscal 2007. These expenses include a charge of $142,000 relating the retirement of the Sabes debt and of $19,152 related to prepaid debt costs on the Valens Security Agreement in December, 2007.

Selling, general and administrative expenses for the thirteen weeks ended December 30, 2007 decreased $1,760 to $216,021 from $217,781 during the thirteen weeks ended December 31, 2006. We expect this amount to increase as our business continues to grow.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through various debt arrangements, sales of debt and equity, and cash provided by operations. In fiscal year 2006 and 2007, principal liquidity needs have included cash for making loans in our automobile finance business and our short-term consumer and deferred presentment loans, development of our “Buy Here/Pay Here” retail used car business, and debt service requirements.

We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and a security agreement we entered into with U.S. SPV I, LLC (“Valens”) on November 23, 2007. However, our auto finance business conducted through STEN Credit will require significant capital to continue to grow. Since we began conducting this business, we have relied upon receivable-based borrowings and the sale of our renewable unsecured subordinated notes to support the growth of this business. If such borrowings were not available to the Company and if the Company is unable to otherwise adequately fund the STEN Credit business, the growth of this business, and of the Company, could be restricted.  In our lending businesses, including our automobile loan business and our short-term consumer and deferred presentment loans, we expect that net receivable balances will grow in the foreseeable future. We expect that given our relatively early-stage involvement in these businesses that growth in the financial business will require significant additional capital to maintain the targeted growth rates.

As of December 30, 2007, we had working capital of $1,581,118 as compared to $197,139 at September 30, 2007, and long-term debt of $5,884,067 at December 30, 2007 compared to $4,457,458 at September 30, 2007. The $1,383,979 increase in working capital at December 30, 2007 compared to September 30, 2007 was primarily the result of the private placement of common stock in November 2007 that raised $775,000 and draws on the security agreement with Valens in November and December 2007 for $2,891,700.

Operating Activities

As of December 30, 2007, we had $580,681 in cash and cash equivalents as compared to $366,118 at September 30, 2007. We also had $2,608,300 available under the terms the security agreement with Valens as of December 30, 2007. Net cash used in operating activities was $1,884,805 for the thirteen weeks ended December 30, 2007, compared to $1,901,605 used in operating activities for the thirteen weeks ended December 31, 2006. The primary uses of cash for the period ended December 30, 2007 were the net loss of $801,584, deferred income taxes of $510,102, other current assets of $694,877 and dealer reserve payable of $708,288 offset by a source of cash in operating activities from loans receivable of $483,967.

Investing Activities

Investing activities consist primarily of purchasing assets (tangible and intangible) to develop new businesses or augment existing businesses, including the acquisition of assets in 2007 from Dimah Financial, Inc. relating to the Moneyworldlending business, from National Financial Services, LLC relating to the Cash Advance business and purchase of intangible assets from Flash Motors, Inc. under the non-solicitation agreement. We have financed the purchase of these assets by cash payments in the case of purchases from Dimah Financial, Inc. and National Financial Services, LLC, and a promissory note in the case of Flash Motors. Net cash from investing activities was $30,606 as compared to net cash used in investing activities of $2,681,788 for the thirteen weeks ended December 31, 2006. The difference is primarily due to the acquisition activity in the thirteen weeks ended December 31, 2006 that was not present in the thirteen weeks ended December 30, 2007.

Financing Activities

Net cash provided by financing activities was $2,123,061 for thirteen weeks ended December 30, 2007, compared to $1,982,814 for the thirteen weeks ended December 31, 2006. The change was primarily due to proceeds from the Valens security agreement of $2,891,700 offset by repayments of obligations to Gerald Dovner and Andrea Dovner Revocable Trust, Citizens Independent Bank and R.W. Sabes Investment, LLC in the amount of $2,990,663 in late November and early December 2007. Additionally, the Company received $775,000 in proceeds from a common stock private placement during the thirteen weeks ended December 30, 2007 and used $167,186 to repurchase its common stock in the thirteen weeks ended December 31, 2006.

Under the security agreement among STEN, certain of our subsidiaries and Valens, Valens may make revolving loans to these borrowers from time to time during the two year term of up to $5,500,000, subject to a defined borrowing base. The borrowing base takes into account reserves established by Valens, the amount of certain available accounts of the borrowers and the amount of certain available inventory of the borrowers. The amounts loaned to the borrowers are evidenced by a secured revolving note in the maximum aggregate amount of $5,500,000 that matures on November 23, 2009 and bears interest at a rate equal to the prime rate from time to time plus 8.25%, but no less than 15%. Interest is payable monthly in arrears commencing on December 1, 2007 on the first business day of each consecutive calendar month thereafter. In an event of default, as defined under the security agreement, the borrowers will be obligated to pay additional interest of 2% per month as a penalty until the event of default is cured or waived and the agent for Valens may demand repayment of the obligations of the note and the security agreement or may elect to demand a default payment equal to 130% of the outstanding principal amount of the note, plus accrued but unpaid interest and all other fees and amounts then remaining unpaid. The obligations of the security agreement and the note are secured by a security interest in all of the borrowers’ assets, as well as the assets of our other subsidiaries and our equity interest in our subsidiaries.

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

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB, Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation,” and elsewhere in this Form 10-QSB, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “believes”, “expects,” “anticipates,” “plans,” or “intends,” or similar expressions, indicate such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include the factors identified in our Annual Report on Form 10-KSB for the year ended September 30, 2007 under Item 1. “Description of Business – Risks Related to Our Business,” as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

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

We are in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with certain provisions of Section 404 relating to management’s certification as to internal controls in our Form 10-K for the year ended September 28, 2008. The regulatory agencies are continuing to study the issues surrounding compliance, particularly as it relates to smaller public companies. We have done due diligence to understand the requirements and corresponding work necessary to successfully document our system of internal controls to the standards and satisfaction of third parties. The potential cost of compliance with Section 404 to our shareholders in relation to the benefits, may be significant. In considering our compliance efforts, we believe that these additional costs and expenses will confirm the existence of an effective and functioning control system.

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

In the context of our Sarbanes-Oxley Section 404 compliance, we will continue to take steps to mitigate the lack of segregation of duties inherent in a small company. Specifically we have instituted and documented strong control environment and corporate-level controls. We have constituted a formal financial reporting disclosure committee consisting of the Company’s CEO, CFO and at least on audit committee member to review, discuss and approve the disclosures made in our period reports. Further, our procedure calls for one or more members of the audit committee to perform detailed reviews of key accounts and key reporting areas, including, but not limited to, bank account reconciliations, debt, equity and related party transactions. We believe that these controls and procedures mitigate the lack of segregation of duties and allow us to conclude that our disclosure controls and procedures are effective.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

On May 9, 2005, Larry Rasmusson, filed a complaint in Minnesota District Court, Hennepin County, against STEN and Aspen Surgical Products, Inc. claiming that the November 8, 2004 asset purchase agreement between STEN and Aspen Surgical violated an April 1, 1990 licensing and royalty agreement between STEN and Rasmusson. In an order dated June 26, 2006, the Court granted STEN’s and Aspen’s motion for summary judgment and dismissed all of Rasmusson’s claims. Mr. Rasmusson appealed the order to the Minnesota Court of Appeals by a notice of appeal served on October 30, 2006. In December 2007, the Minnesota Court of Appeals denied the appeal. Mr. Rasmusson did not appeal this decision to the Minnesota Supreme Court. The Company considers the matter resolved.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No purchases were made by STEN of its equity securities in the thirteen week period ended December 30, 2007.

In April 2007, we began a public offering of up to $25 million of renewable unsecured subordinated notes. During the thirteen weeks ended December 30, 2007, we sold an additional $1,603,928 in principal amount of notes for $4,396,730 in outstanding in renewable unsecured subordinated notes at December 30, 2007.  The proceeds from the renewable unsecured subordinated notes sold during the thirteen weeks ended December 30, 2007 were used for the general obligations of the Company.

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters To A Vote of Security Holders

None

Item 5.

Other Information

Effective February 13, 2008, Valens U.S. SPV I, LLC (“Valens”) waived certain requirements under the Registration Rights Agreement dated November 23, 2007 between the Company and Valens relating to the Company’s obligation to file a registration statement relating to the registrable securities within 90 days of the date of the Registration Rights Agreement and to cause such registration statement to be declared effective within 180 days of the date of the Registration Rights Agreement. A copy of the waiver of registration rights is attached hereto as Exhibit 10.1.

On February 13, 2008, the Company extended the expiration date of its common stock purchase warrants (the “Warrants”) issued under that certain Warrant Agreement dated August 23, 2000. American Stock Transfer and Trust Company, the Company’s transfer agent, currently acts as the Warrant Agent under the Warrant Agreement. The Warrants were set to expire at 5:00 p.m. Minneapolis time on September 30, 2008. The expiration time and date has been extended to 5:00 p.m. Minneapolis time on September 30, 2011. The exercise price of $4.00 per share of common stock issuable upon exercise, as well as other terms of the Warrants, remains unchanged.

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

STEN CORPORATION
Date: February 13, 2008	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: February 13, 2008	By: /s/ Mark F. Buckrey Mark F. Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)