Form 10QSB
period 2008-03-30
STEN CORP
filed 2008-05-14
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended March 30, 2008

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

☐   YES      ☒   NO

At April 24, 2008, 2,528,751 shares of the issuer’s Common Stock were outstanding.

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at March 30, 2008 (unaudited) and September 30,
2007 (audited)

Consolidated Statements of Operations for the Thirteen and Twenty-Six Weeks Ended March 30, 2008
and April 1, 2007 (unaudited)

Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended March 30, 2008 and
April 1, 2007 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2	Management’s Discussion and Analysis or Plan of Operation

Item 3	Controls and Procedures

PART II - OTHER INFORMATION:

Item 1	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 30, 2008 (unaudited)	September 30, 2007 (audited)
CURRENT ASSETS
Cash and cash equivalents	$458,632	$366,118
Accounts receivable	582,005	356,170
Current portion of notes receivable	154,589	153,783
Current portion of loans receivable	3,024,928	2,851,529
Inventories	1,182,265	1,142,843
Other current assets	2,637,392	1,684,723
Total Current Assets	8,039,811	6,555,166
PROPERTY AND EQUIPMENT, NET	1,232,500	1,293,618
OTHER ASSETS
Intangible assets, net	1,605,078	1,750,042
Note receivable, net of current portion	1,131,171	1,208,383
Loan receivable, net of current portion and allowance	4,502,357	4,487,466
Assets of discontinued business	1,382,612	1,419,643
Other assets	1,114,035	598,361
Total Other Assets	9,735,253	9,463,895
TOTAL ASSETS	$19,007,564	$17,312,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit, bank	$0	$680,000
Current portion of long-term debt	4,544,796	2,886,265
Accounts payable	441,768	496,385
Other current liabilities	823,299	773,085
Liabilities of discontinued businesses	1,404,692	1,522,292
Total Current Liabilities	7,214,555	6,358,027
LONG-TERM LIABILITIES
Auto loan reserves payable	66,038	1,076,707
Long-term debt, net of current portion and original issue discount	6,446,225	4,457,458
Total Liabilities	13,726,818	11,892,192
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	25,287	19,909
authorized, 5,000,000 undesignated shares authorized, 2,528,751and 1,990,957 common shares issued and outstanding
Additional paid-in capital	5,933,478	4,774,740
Retained earnings (accumulated deficit)	(678,019)	625,838
Total Stockholders’ Equity	5,280,746	5,420,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,007,564	$17,312,679

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the thirteen weeks ended March 30, 2008	For the thirteen weeks ended April 1, 2007	For the twenty-six weeks ended March 30, 2008	For the twenty-six weeks ended April 1, 2007
REVENUES
Stencor sales	$629,289	$363,365	$957,355	$647,448
Vehicle sales, interest, and other	3,669,527	592,331	5,396,002	952,937
TOTAL REVENUES	4,298,816	955,696	6,353,357	1,600,385

COST AND EXPENSES
Costs of goods sold related to Stencor	537,175	393,906	923,859	753,608
Expenses related to STEN Financial
Cost of autos sold	2,003,526	61,907	2,830,724	62,300
Salaries and benefits	441,764	282,978	859,149	456,305
Occupancy and operation expenses	246,311	177,238	521,982	360,408
Depreciation and amortization	98,415	95,013	197,574	150,631
Provision for credit losses	778,123	58,819	1,288,755	92,520
Interest expense, net	615,582	118,351	1,219,853	125,095
Selling, general and administrative	374,593	237,315	590,618	455,096
TOTAL COST AND EXPENSES	5,095,489	1,425,527	8,432,514	2,455,963

Loss from Continuing Operations Before Income Taxes	(796,673)	(469,831)	(2,079,157)	(855,578)

BENEFIT FROM INCOME TAXES	294,400	172,140	775,300	318,668
NET LOSS FROM CONTINUING OPERATIONS	(502,273)	(297,691)	(1,303,857)	(536,910)
Loss from Discontinued Operations	0	(105,646)	0	(129,686)
Benefit from income taxes from Discontinued Operations	0	41,961	0	48,632
Loss from discontinued operations	0	(63,685)	0	(81,054)
NET LOSS	$(502,273)	$(361,376)	$(1,303,857)	$(617,964)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.20)	$(0.15)	$(0.61)	$(0.27)
Diluted	$(0.20)	$(0.15)	$(0.61)	$(0.27)
NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$0.00	$(0.03)	$0.00	$(0.04)
Diluted	$0.00	$(0.03)	$0.00	$(0.04)
NET LOSS PER SHARE:
Basic	$(0.20)	$(0.18)	$(0.61)	$(0.31)
Diluted	$(0.20)	$(0.18)	$(0.61)	$(0.31)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	2,528,751	1,987,066	2,131,030	1,988,982
Diluted	2,528,751	1,987,066	2,131,030	1,988,982

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the twenty-six weeks ended March 30, 2008	For the twenty-six weeks ended April 1, 2007
Cash flows from operation activities:
Net loss	$ (1,303,857)	$ (617,964)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	231,198	182,017
Loss on disposal of equipment	5,800	0
Allowance for loan losses	667,413	0
Amortization of deferred financing costs	420,355	0
Amortization of original issue discount	183,467	10,940
Stock based compensation	84,328	82,400
Warrant issued for services	54,788	0
Deferred income taxes	(804,502)	(367,300)
Changes in certain assets and liabilities:
Accounts receivable	(225,835)	15,233
Income tax receivable, net	0	140,938
Loans receivable	(855,703)	(4,050,570)
Inventories	(39,422)	(205,195)
Other current assets	(305,425)	(288,182)
Accounts payable	(54,617)	142,107
Other current liabilities	72,294	151,967
Dealer reserve payable	(1,010,669)	533,614
Net Cash flows from operating activities-continuing operations	(2,880,387)	(4,269,995)
Loss from operations of discontinued business	0	11,408
Net cash (used in) provided from discontinued operations	(65,619)	305,858
Net Cash flows from operating activities-discontinued operations	(65,619)	317,266
Net Cash flows from operating activities	(2,946,006)	(3,952,729)

Cash flows from investing activities:
Purchase of Cash Advance business, net	0	(770,000)
Purchase of assets related to vehicle finance business	0	(462,987)
Purchase of property and equipment	(45,259)	(138,703)
Proceeds on sale of equipment	17,000	0
Purchases of intangibles	(2,657)	(2,218)
Payments received on notes receivable	76,406	54,000
Net Cash flows from investing activities-continuing operations	45,490	(1,319,908)
Purchase of property and equipment of discontinued business	0	(53,941)
Net Cash flows from investing activities-discontinued operations	0	(53,941)
Net Cash flows from investing activities	45,490	(1,373,849)

Cash flows from financing activities:
Proceeds from (payment of) line of credit, bank	(680,000)	750,000
Net proceeds from renewable unsecured subordinated notes	2,532,186	0
Net proceeds from long-term debt	3,614,850	2,395,845
Proceeds from mortgage on two properties	0	884,000
Payments on long-term debt	(2,435,483)	(51,090)
Debt issuance costs on long term debt and renewable unsecured subordinated notes	(776,599)	0
Prepaid financing costs	(2,172)	(8,315)
Exercise warrants	0	39,241
Repurchase of common shares	0	(167,186)
Proceeds from sale of common stock	777,278	0
Net Cash flows from financing activities-continuing operations	3,030,060	3,842,495
Payments on long-term debt of discontinued business	(37,030)	(45,460)
Net Cash flows from financing activities-discontinued operations	(37,030)	(45,460)
Net Cash flows from financing activities	2,993,030	3,797,035
Net increase (decrease) in cash and cash equivalents	92,514	(1,529,543)

Cash and cash equivalents - beginning of period	366,118	2,786,941
Cash and cash equivalents - end of period	$ 458,632	$ 1,257,398

Consolidated Statements of Cash Flows continues on the following page

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

continued

	For the twenty-six weeks ended March 30, 2008	For the twenty-six weeks ended April 1, 2007

Supplemental cash flow information:
Cash paid for interest	$ 582,012	$ 172,200

Non-cash investing and financing activities:
Property and equipment reclassified as assets of discontinued
business held for sale	$ 0	$ 0
Purchase of certain assets and assumed liabilities with
Moneyworldlending acquisition:
Loans receivable	0	41,998
Intangibles	0	186,351
Deferred revenue	0	28,349
Purchase of certain assets and assumed liabilities with
Cash Advance-Utah acquisition:
Loans receivable	0	165,822
Inventories	0	5,120
Property and equipment	0	182,470
Intangibles	0	240,000
Deferred revenue	0	23,412
Purchase of certain assets and assumed liabilities with
Colfax Financial acquisition:
Loans receivable	0	510,481
Property and equipment	0	100,000
Dealer reserves payable	0	147,494
Issuance of common stock and stock warrants related to the issue of long-term debt	247,722	175,000
Acquisition of customer list and non-solicitation agreement through promissory note.	0	1,400,000

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen weeks ended March 30, 2008 and April 1, 2007

Note 1.  Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements of STEN Corporation and its subsidiaries (the “Company” or “we”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been consolidated or omitted pursuant to such rules and regulations.

In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position and results of operations. Results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year or of the results for any future periods.

Our fiscal year end is the Sunday closest (before or after) to September 30 (a fifty-two or fifty-three week year). The quarterly periods within the fiscal year consist of thirteen weeks of two four-week periods followed by one five-week period. The current period represents the thirteen week and twenty-six week period ended March 30, 2008. Our 2008 fifty-two week fiscal year will end on Sunday, September 28, 2008.

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

Discontinued Operations – On May 11, 2007, our wholly-owned subsidiary, Burger Time Acquisition Corporation (“BTAC”), sold certain assets including the business operations of its Burger Time business effective April 29, 2007, to BTND LLC, a Colorado limited liability company (“BTND”). The asset purchase agreement between BTAC and BTND provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of BTAC, and certain real estate used in the Burger Time business and held by our subsidiary, BTAC Properties, Inc. BTAC Properties, Inc. continues to hold title to certain real estate assets related to Burger Time as collateral for a note receivable related to the sale of the Burger Time business mortgages to BTND, at which time transfer of the ownership in the property will be completed. During the thirteen-week period ended December 30, 2007, the Company determined that the note receivable related to the sale of the Burger Time mortgages should be reclassified from a current to a long term asset.

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

Through STEN Credit, we are engaged in providing auto loans to consumers with limited or impaired credit history. Historically, our loans were offered through a limited number of “dealer-partners” who would benefit by selling vehicles to consumers who otherwise could not obtain financing. We historically offered loans through approximately ten dealer-partners in Arizona. Recently we have changed the focus of our business and we expect that the majority of loans in the future will be entered into as a result of vehicles sold at our own retail operations. When a dealer-partner is involved, the contracts entered into with consumers are installment receivable contracts with full-recourse to dealer-partners. The dealer-partners are paid approximately 68% of the principal contract value at the time we enter into the installment sales contract with the customer. The dealer-partner assumes responsibility for repossessing the vehicle in the event of a contract default. At the time of default and foreclosure of the contract, the Company and the dealer-partner agree to a value of the collateral, which typically goes back into our inventory, and the dealer-partner generally reimburses the remaining value of the contract. The dealer-partners also maintain a “reserve account” or “hold-back” with STEN Credit as an additional level of collateral for the recourse guarantee equal to approximately 25% of the outstanding installment note receivable balance. This is classified as dealer reserve on the consolidated balance sheet of STEN. The dealer-partner reserve account, or hold-back, is only payable to the dealer after the net amount due to STEN Credit has been fully satisfied and amounts due on the contracts are collected from the underlying installment note borrowers. The dealer reserve account under these arrangements at March 30, 2008 and September 30, 2007 was $66,038 and $1,076,707, respectively, and is reflected as dealer reserves in the accompanying financial statements. The dealer-partner also pays to us a discount fee of up to 7%

of the face value of the installment receivable contracts at the time the contract is entered into. The value of this discount is recognized as additional imputed interest income over the life of the contract.

In addition to installment receivable contracts, we may finance a portion of the dealer-partner vehicle inventory through a “floor-plan” program. Under this program, STEN Credit finances up to the full wholesale cost of the dealer-partner’s vehicle inventory. We hold title to the vehicles and have the related dealer reserve as collateral. In our auto financing business, the dealer-partners are charged a fee equal to 25% per annum to finance vehicle inventory or “floorplan” a vehicle. We entered the business of dealer floor-planning on November 7, 2006 by acquiring a portfolio of automobile-related receivables consisting of $225,559 in dealer inventory financing notes and $284,922 in automobile installment purchase notes valued at fair value at the date of purchase. The aggregate purchase price, after deducting reserves payable to the dealer of $147,474, was $362,987, which we paid in cash.

Used Auto Sales-Retail – The Company has developed its own “Buy Here/Pay Here” retail used car business. Our subsidiary, EasyDrive Cars and Credit Corporation, sells used cars and STEN Credit finances their sale. STEN Credit finances sales to customers that typically would not qualify for conventional financing as a result of limited credit histories or past credit problems. STEN has leased four used car lots for the Easy Drive Cars and Credit business in Arizona and operate under the names “EasyDrive Cars and Credit” and “Best Price Auto Sales”. The third lot, located in Tucson, will open in May 2008 and will also accommodate our Tucson STEN Credit Office. The fourth lot, located in Glendale, Arizona, is currently under construction and is expected to open in the fourth quarter of Fiscal 2008 The budget to develop the lot is approximately $300,000.

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

Revenue Recognition – Interest on notes receivable associated with the consumer auto loans or vehicle installment notes is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. We record the revenue when it is collected. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge revenue over the life of the loan. Should floorplan receivables, or note receivables be determined to be impaired, the recognition of revenue would be suspended and a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows would be recorded. Under our current arrangements with the dealer-partner in the event of default, the dealer-partner is required to pay the remaining principal amount of the contract and the vehicle collateral is assigned to the dealer for foreclosure and repossession.

In our auto financing business, the dealer-partners are charged a fee of 2% per month, or for any fraction thereof to finance vehicle inventory. The result is an annualized charge of slightly more than 24%. We record this fee as revenue when collected.

We recognize revenue from the operations of our Alliance Cash Advance business through our Alliance Advance, Inc. subsidiary using the cash basis method, with interest income payments recognized as income at the time the cash fee for the advance is received.

In our Buy Here/Pay Here retail used auto sales business, revenue is recognized from the sale of a vehicle when the vehicle is delivered, the sales contract is signed, the down payment is received and funding has been approved.

In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3. “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (Gross versus Net Presentation)” (EITF 06-3). EITF06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The Company adopted EITF 06-3 during the year ended September 30, 2007, and it did not have any impact on our results of operations or financial condition. Our policy is to present taxes imposed on revenue-producing transactions on a net basis.

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

Accounts Receivable – Trade accounts receivable from our non-finance activities are shown net of an allowance for doubtful accounts and we had reserves of $0 at both March 30, 2008 and September 30, 2007. STEN Financial accounts receivables include returned items from our Alliance Cash Advance and receivables from our Buy Here/Pay Here retail lots relating to customer repairs. All returned items in our Alliance Cash Advance business are fully reserved and are accounted for as an allowance for losses. Accounts receivable consisted of $582,005 and $356,170 as of March 30, 2008 and September 30, 2007, respectively.

Loans Receivable – Loans receivable are comprised from two activities, consumer loans and installment loans. Our consumer loans receivable are from Alliance Cash Advance and STEN Credit businesses. Our installment loans receivable are from our STEN Credit business.

Loans receivable consisted of the following at:

	March 30, 2008	September 30, 2007

Consumer loan receivable	$ 1,322,588	$ 1,313,088
Less: consumer loan allowance	(58,465)	(63,232)
Installment loan receivable	7,093,437	6,247,241
Less: installment loan allowance	(830,284)	(158,102)
Total loans receivable	7,527,285	7,338,995
Less: current portion	3,024,928	2,851,529
Loans receivable, net of current	$ 4,502,357	$ 4,487,466

The consumer loan receivables include payday loans and auto title loans from our Alliance Cash Advance business, and dealer flooring from STEN Credit, respectively. The consumer loan receivables are net of a reserve for doubtful accounts of $58,465 at March 30, 2008 and $63,232 at September 30, 2007. We record a consumer loans receivable for the amount loaned to the customer. For the Alliance Cash Advance business, loans receivable over 30 days are considered past due. The Company does not accrue interest on past due loans receivable in the Alliance business. Loans are written off only after all collection attempts have failed and are based on individual credit evaluations and specific circumstances of the customer. We record the fee when it is collected. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge revenue over the life of the loan. In the Company’s dealer flooring receivable, we record no reserve for doubtful accounts given the full recourse nature of the arrangement with the dealer-partner. An allowance for doubtful accounts potentially would be recognized if the credit standing of the dealer-partner was determined to be impaired.

Consumer Loans receivable consisted of the following at March 30, 2008 and September 30, 2007:

	March 30, 2008	September 30, 2007

Consumer loans receivable	$ 1,322,588	$ 1,313,088
Less: allowance for loan losses	(58,465)	(63,232)
Consumer loans receivable, net	$ 1,264,132	$ 1,249,856

The installment loans receivable are the auto loans from the Company’s STEN Credit business. As we have noted, many of our borrowers have a limited or impaired credit history. Our installment note contracts are offered both through our own retail locations and through referrals from independent dealer/partners. The installment notes with borrowers include a provision for interest charged to the borrower which historically has been at the rate of 29% per annum. The installment notes are collateralized by a lien on the vehicle. The loan agreements require payments over periods generally ranging from 12 to 42 months. The components of the STEN Credit installment loans receivable balance at March 30, 2008 and September 30, 2007 are as follows:

	March 30, 2008	September 30, 2007
Gross contract amount	$ 7,093,437	$ 6,247,241
Contracts in delinquency
31-60 days	222,425	481,469
61-90 days	99,990	236,067
91 + days	152,893	299,904
Total delinquencies	475,308	1,017,440
Amount in repossession	120,495	165,613
Total delinquencies and amount in repossession	$ 595,803	$ 1,183,053
Delinquencies as a percentage of gross contract amount	6.70%	16.28%
Total delinquencies and amount in repossession as a percentage of gross contract amount	8.39%	18.93%

Changes in the Company’s installment loans receivable, net, for the twenty-six weeks ended March 30, 2008 and for the year ended September 30, 2007 are as follows:

	March 30, 2008	September 30, 2007
Balance at beginning of period	$ 6,089,139	$ 0
Financed receivables	4,432,143	7,058,986
Financed receivable collections	(634,123)	(709,121)
Net charge offs and repossessed	(3,624,006)	(260,726)
Balance at end of period	$ 6,263,153	$ 6,089,139

Changes in the Company’s installment loans receivable allowance for credit losses, for the twenty-six weeks ended March 30, 2008 and for the year ended September 30, 2007 are as follows:

	March 30 ,2008	September 30, 2007
Balance at beginning of period	$ 1,234,809	$ 0
Allowance for credit losses	3,285,519	1,495,535
Net charge offs and repossessed	(3,624,006)	(260,726)
Balance at end of period	$ 896,322	$ 1,234,809

The installment loans receivable allowance for credit losses for the twenty six weeks ended March 30, 2008 consist of dealer reserves payable of $66,038 and Company reserves of $830,284. The installment loans receivable allowance for credit losses for the year ended September 30, 2007 consists of dealer reserves payable of $1,076,707 and Company reserves of $158,102.

Amortization – Intangible assets represent principally the value of the non-solicitation agreements and customer databases which have been purchased and are being amortized over their estimated useful lives using the straight-line method. (See Note 8).

Notes Receivable – A note receivable, due from Life Safe Services, LLC (“Life Safe”) related to the sale of our emergency oxygen service business was $520,000 and $574,000 as of March 30, 2008 and September 30, 2007, respectively. The Life Safe note is a subordinated promissory note personally guaranteed by the owners of Life Safe and bears interest at a rate of 7.25% per annum. The Life Safe note calls for payments of interest only for the first twelve months, interest and principal based upon a sixty month amortization schedule for months 13 to 41 and a balloon payment of all remaining outstanding interest and principal at the end of month 42 on January 1, 2009. Amounts due on the Life Safe note receivable for the years ending 2008, 2009 and 2010 are $108,000, $108,000 and $358,000, respectively.

A note receivable from BTND, LLC related to the sale of our Burger Time business was $765,760 and $788,166 as of March 30, 2008 and September 30, 2007, respectively, and bears interest at a rate of 7.00% per annum with a term of 12 years. Amounts due on the note receivable for the years ending 2008, 2009, 2010, 2011 and 2012 are $45,783, $49,092, $52,641, $56,447, and $60,527, respectively.

At March 30, 2008 and September 30, 2007, the long-term note receivable consisted of the following:

	March 30, 2008	September 30, 2007
Note receivable - Life Safe Services, LLC	$ 520,000	$ 574,000
Note receivable- BTND, LLC	765,760	788,166
Totals	1,285,760	1,362,166
Less current portion	(154,589)	(153,783)
Long-term portion	$1,131,171	$1,208,383

Other Assets – At March 30, 2008 and September 30, 2007, the Company had Other Assets of the following:

	March 30, 2008	September 30, 2007

Deferred income taxes	$ 1,068,502	$ 555,000
Prepaid financing costs	10,487	8,315
Cash surrender value of life insurance	35,046	35,046
Other Assets	$ 1,114,035	$ 598,361

Prepaid Financing Costs – (See Note 4). Debt issuance costs are amortized over the life of the loan using the straight-line method. On November 23, 2007, the Company entered into a security agreement with LV Administrative Services, Inc. as administrative and collateral agent for Valens U.S. SPV I, LLC ("Valens") and incurred costs of $486,640. These prepaid costs are being amortized over of the life of the security agreement (2 years) and we expensed $57,456 and $76,607 for the thirteen and twenty-six weeks ended March 30, 2008. The net remaining costs at March 30, 2008 and September 30, 2007 were $410,033 and $0, respectively. Future amortization of the debt issuance costs for the years ending 2008, 2009 and 2010 are $201,641, $243,320 and $41,679, respectively.

We incurred $1,301,847 in prepaid costs related to the issuance of the renewable unsecured subordinated notes through March 30, 2008. The on-going costs associated with the debt offering are being amortized over the weighted-average term of the debt. The current weighted-average term is 20 months. We expensed $180,722 and $343,747 for the thirteen and twenty-six weeks ended March 30, 2008, respectively. The Company had no expenses for the thirteen and twenty six weeks April 1, 2007. As of March 30, 2008, we had $846,020 in net remaining costs related to the issuance of the renewable unsecured subordinated notes. In connection with future debt proceeds, we will continue to incur certain annual costs to be amortized over a 12-month period and offering costs to be amortized over a 3 year period.

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

Deferred Revenue - In August 2006, we acquired certain assets and assumed certain liabilities of Alliance Cash Advance through our wholly owned subsidiary, STEN Financial. In the first quarter of fiscal 2007, we acquired certainassets and assumed certain liabilities of Utah-based, Cash Advance, and an on-line payday advance business called Moneyworldlending. These businesses have been combined to form Alliance Cash Advance operated by our Alliance Advance, Inc. subsidiary. In November 2006, we acquired certain assets related to sub-prime automobile installment financing and related dealer inventory through STEN Credit. In accordance with generally accepted accounting principles, we defer certain fees as part of the fee’s yield over the life of the installment contract. The deferred revenue at March 30, 2008 and September 30, 2007 was $191,624 and $367,744, respectively.

Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after October 2, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on October 2, 2006 using the modified prospective method. The amount of expense recorded for the thirteen weeks ended March 30, 2008 and April 1, 2007 was $43,681 ($0.02 per share) and $36,600 (0.02 per share), respectively. The amount of expense recorded for the twenty-six weeks ended March 30, 2008 and April 1, 2007 was $84,328 ($0.04 per share) and $82,400 ($0.04 per share), respectively. Based on option grants outstanding at March 30, 2008, the Company estimates the expense to be $170,595 for the year ending September 28, 2008 with an estimated total expense of $306,874 for fiscal years 2009 through 2012.

The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following periods:

	Thirteen weeks ended March 30, 2008	Thirteen weeks ended April 1, 2007	Twenty-six weeks ended March 30, 2008	Twenty-six weeks ended April 1, 2007
Risk free interest rate	3.5%	4.75%	3.50-4.25%	4.75%
Expected life of options granted	7.5 years	2.5-6.5 years	2.5-7.5 years	2.5-6.5 years
Expected volatility range	72.0-85.0%	50.0%	50.0-85.0%	50.0%
Expected dividend yield	0%	0%	0%	0%

The volatility factor is based on our historical stock price fluctuations for a period of approximately 6 years. The Company has not issued and does not intend to issue dividends; therefore, the dividend yield is zero. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the simplified method as defined by SAB No. 107. The Company estimates the forfeiture rate for stock options of 10%.

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

Note 3.  Inventories

Inventories consist of products related to our contract manufacturing operations (raw materials, work in process, finished goods) and the used autos available at our buy here/pay here lots. Inventories for our contract manufacturing are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Inventories consisted of the following at:

	March 30, 2008	September 30, 2007

Raw materials in our contract manufacturing	$ 415,466	$ 392,455
Work in process in our contract manufacturing	28,123	46,353

Finished goods:
Contract manufacturing	36,330	55,452
Used autos	702,346	648,583
Total Inventories	$ 1,182,265	$ 1,142,843

Note 4. Other Current Assets

Other Current assets consisted of the following at March 30, 2008 and September 30, 2007:

	March 30, 2008	September 30, 2007
Prepaid financing	$ 1,256,053	$ 876,911
Prepaid expenses	403,339	120,812
Deferred income taxes	978,000	687,000
Total Other Current Assets	$2,637,392	$1,684,723

Note 5.  Net Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Our diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period. Options totaling 507,500 and 396,500 shares were excluded from the computation of diluted loss per share for the periods ended March 30, 2008 and April 1, 2007 as their effect was anti-dilutive due to the net loss in the periods. Warrants totaling 717,089 and 589,693 shares were excluded from the computation of diluted loss per share for the periods ended March 30, 2008 and April 1, 2007 as their effect was anti-dilutive due to the net loss in the periods. For the thirteen and twenty-six weeks ended March 30, 2008 and April 1, 2007, there were no options reflecting shares of common stock included in the weighted average share calculation.

	For the thirteen weeks ended March 30, 2008	For the thirteen weeks ended April 1, 2007	For the twenty-six weeks ended March 30, 2008	For the twenty-six weeks ended April 1, 2007
Net loss from continuing operations	$ (502,273)	$ (295,349)	$ (1,303,857)	$ (536,910)
Net loss from discontinued operations	0	(66,027)	0	(81,054)
Net loss	(502,273)	(361,376)	(1,303,857)	(617,964)
Net loss per share – basic
Weighted average shares outstanding	2,528,751	1,987,066	2,131,030	1,988,982

Net loss per share – basic	$ (0.19)	$ (0.18)	$ (0.61)	$ (0.31)
Net loss per share – diluted
Weighted average shares outstanding	2,528,751	1,987,066	2,131,030	1,988,982
Effect of dilutive securities	0	0	0	0
Weighted average shares outstanding	2,528,751	1,987,066	2,131,030	1,988,982

Net loss per share – diluted	$ (0.19)	$ (0.18)	$ (0.61)	$ (0.31)

Note 6.  Income Taxes

We recorded a benefit from income taxes of $294,400 and $148,073 relating to losses from operations for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively. For the twenty-six weeks ended March 30, 2008 and April 1, 2007, we recorded a benefit from income taxes of $775,300 and $318,668, respectively. At March 30, 2008, we had net operating loss carryforwards for federal tax purposes of approximately $3,500,000 that will begin to expire in 2026. We have research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013. We expect to generate taxable income in future periods and expect to realize our net operating loss carryforward tax benefit to offset regular income tax expense. (See Note 7).

We file a consolidated U.S. Federal tax return. The Internal Revenue has completed a review of our tax returns through the fiscal year ended September 30, 2005 and, as a result of the examination, no changes were proposed. In addition, as a result of the adoption of FASB Interpretation 48 (FIN 48), effective October 1, 2007, we applied the requirements of FIN 48 to all tax positions for which the statute of limitations remained open. The Financial Accounting Standards Board published FIN 48 “Accounting for Uncertainty in Income Taxes” to address the non-comparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes,” on consistent recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides related guidance on derocognition, classification, interest and penalties, accounting interim periods, disclosures and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the consolidated statement of operations.

We have completed our evaluation of the effects of FIN 48 and have concluded that the adoption of FIN 48 did not impact the consolidated financial statements for the thirteen and twenty-six weeks ended March 30, 2008. Our federal and state tax returns are potentially open to examinations for fiscal years 2006 and 2007.

Note 7.  Deferred Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, inventory valuation adjustments and accrued liabilities. Our current deferred tax asset as of March 30, 2008 and September 30, 2007 was $978,000 and $687,000, respectively. We have a long term deferred tax asset as of March 30, 2008 and September 30, 2007 of $1,068,502 and $555,000, respectively. The Company’s deferred tax asset consists of accrued liabilities of $35,000, reserves for doubtful accounts and inventory of $824,000, deferred revenue of $105,000, other of $13,000, net operating loss carryforwards of $1,038,502 and depreciation of $31,000.

Note 8.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	March 30, 2008		September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Covenants not to compete	$ 65,000	$ 12,500	$ 65,000	$ 8,500	60
Customer lists	1,105,000	167,833	1,105,000	108,835	60-120
Trade name	55,000	18,334	55,000	12,834	60
Non-solicitation agreement	700,000	186,667	700,000	116,666	60
Other intangibles	94,859	29,447	92,399	20,522	60

Total	$2,019,859	$ 414,781	$ 2,017,399	$ 267,357

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 6.85 years). Amortization of intangible assets was $73,872 and $76,201 for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively. For the twenty-six weeks ended March 30, 2008 and April 1, 2007, amortization of intangible assets was $147,621 and $117,290, respectively. Estimated amortization expense of intangible assets for fiscal years 2008, 2009, 2010, 2011, and 2012 is $295,470, $295,169, $295,169, $289,091 and $133,489 per year, respectively.

Note 9.  Line of Credit, Bank

At September 30, 2007, we had a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit was subject to a defined borrowing base. Amounts outstanding bore interest at prime plus .5% (8.25% at September 30, 2007). The line of credit was collateralized by our receivables and inventory. At March 30, 2008 and September 30, 2007, there was $0 and $680,000 outstanding under this agreement. The line of credit from Citizens Independent Bank was paid in full November 2007 in connection with the Valens security agreement transaction (See Note 11).

Note 10.  Other Current Liabilities

Other Current Liabilities consisted of the following at March 30, 2008 and September 30, 2007:

	March 30, 2008	September 30, 2007
Accrued payroll and related taxes	$ 245,568	$ 260,856
Deferred revenue	191,624	367,744
Other accrued expenses	386,107	144,485
Total	$ 823,299	$ 773,085

Note 11.  Long-Term Debt

On November 23, 2007, Company and its wholly-owned subsidiaries, STEN Credit Corporation, STENCOR, Inc., EasyDrive Cars and Credit Corporation (collectively called the “Borrowers”), entered into a security agreement with LV Administrative Services, Inc. as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens”).

Under the security agreement, Valens may make revolving loans to the Borrowers from time to time during the two year term of up to $5,500,000, subject to a defined borrowing base. The borrowing base takes into account reserves established by Valens, the amount of certain available accounts of the Borrowers, and the amount of certain available inventory of the Borrowers. The amounts loaned to the Borrowers are evidenced by a secured revolving note in the maximum aggregate amount of $5,500,000. Amounts under the secured revolving note mature on November 23, 2009 and bear interest at a rate equal to the prime rate from time to time plus 8.25%, (15.00% at March 30, 2008) but not less than 15%. Interest is payable monthly in arrears commencing on December 1, 2007 and on the first business day of each consecutive calendar month thereafter. In an event of default, as defined under the security agreement, the Borrowers will be obligated to pay additional interest of 2% per month as a penalty until the event of default is cured or waived and the agent may demand repayment of the obligations of the secured revolving note and the security agreement or may elect to demand a default payment equal to 130% of the outstanding principal amount of the secured revolving note, plus accrued but unpaid interest and all other fees and amounts then remaining unpaid.

On November 23, 2007, the Borrowers drew $1,205,054 under the security agreement, of which $1,085,388 was used to repay all of the indebtedness of STEN Credit Corporation to a private individual and the indebtedness of the Company to Citizens Independent Bank (see Note 9). On December 3, 2007, we drew $1,905,275 under the security agreement to satisfy the Company’s outstanding indebtedness to R.W. Sabes Investment, LLC. An additional $135,691 in funds from the security agreement was used to pay the loan fees of the Lender and its affiliates. We also drew $232,539 on December 3, 2007 to cover certain transaction fees and expenses. If within six months of the date of issue of the note, the Borrowers prepay in full the obligations under the note, the security agreement or any other ancillary agreements, and the security agreement has been terminated, the holder of the note will rebate to the Borrowers 50% of any fees it received from the Borrowers on the date of issue of this note. As of March 30, 2008, we had $3,614,850 in borrowings against the Valens security agreement.

The obligations of the security agreement and the note are collateralized by a security interest in all of the Borrower’s assets, as well as the assets of the Company’s subsidiaries BTAC Properties, Inc., STEN Financial Corporation, Alliance Advance, Inc., Burger Time Acquisition Corporation and STEN Acquisition Corporation and the Company’sequity interest in its subsidiaries. The collateral does not include the eight parcels of real property owned by BTAC Properties, Inc. in respect of the Burger Time restaurant business as these parcels of real property are subject to transfer to BTND, LLC under the asset purchase agreement dated May 11, 2007 retroactive to April 29, 2007. (See Note 1-Discontinued Operations.)

In exchange for the availability of revolving loans under the security agreement, STEN sold Valens 227,794 shares of its common stock (the “Closing Shares”) for $0.01 per share and STEN also issued Valens a common stock purchase warrant (the “Warrant”) to purchase 22,206 shares of its common stock. The Closing Shares represent 9.9% of the Company’s 2,300,957 shares issued and outstanding immediately prior to the security agreement transactions. The exercise price of the Warrant is $0.01 per share and the Warrant has an indefinite term. By the terms of the Warrant, the holder may not exercise any portion of the Warrant that would result in beneficial ownership by the holder and its affiliates of any amount greater than 9.99% of the then outstanding shares of Common Stock (whether or not, at the time of such exercise, the holder and its affiliates beneficially own more than 9.99% of the then outstanding shares of common stock). Prior to transfer by Valens, the Closing Shares and the shares of common stock issuable upon exercise of the Warrant are subject to an irrevocable proxy naming STEN as proxy. The common stock and the common stock warrants were valued at $247,722 using management’s estimation of their fair value and offset against long-term debt. The resulting original issue discount of the fair value of the Warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method.  The Company recorded interest expense for the original issue discount of $30,966 and $41,288 for the thirteen and twenty-six weeks ended March 30, 2008, respectively

The Company and Valens also entered into a Registration Rights Agreement dated November 23, 2007 relating to the Company’s obligation to register for resale the Closing Shares and the shares issuable upon exercise of the Warrant. Under the Registration Rights Agreement, the Company is obligated, among other things, to file a registration statement relating to the registerable securities within 90 days for Valen’s resale offering to be made on a continuous basis.  Effective February 14, 2008, Valens waived certain requirements under the Registration Rights Agreement relating to the Company’s obligation to file a registration statement relating to the registrable securities within 90 days of the date of the Registration Rights Agreement and to cause such registration statement to be declared effective within 180 days of the date of the Registration Rights Agreement.

On July 18, 2007, the Company, through its subsidiary BTAC Properties, Inc. sold a parcel of land located in Elk River, Minnesota to Elk River 229 Carson, LLC. The purchase price was $495,000, excluding closing costs and prepayment penalties. The proceeds were used to reduce the Minnesota mortgage to StanCorp Mortgage by $470,482.

In April 2007, STEN began a public offering of up to $25 million of renewable unsecured subordinated notes. As of March 30, 2008, we had $5,324,988 outstanding in renewable unsecured subordinated notes and $217,143 of accrued interest for a total of $5,542,127. The table below represents outstanding renewable unsecured subordinated notes as of March 30, 2008:

Renewable unsecured subordinated notes:

Original Term	Principal Amount	Weighted Average Interest Rate
3 months	$ 297,795	8.73%
6 months	120,375	9.68%
1 year	2,830,963	13.62%
2 years	296,600	13.67%
3 years	1,739,255	14.59%
4 years	11,000	12.64%
5 years	17,000	12.76%
10 years	12,000	13.08%
Total	$ 5,324,988	13.55%

We made interest payments of $165,392 and $297,200 on the renewable unsecured subordinated notes during the thirteen and twenty-six weeks ended March 30, 2008, respectively. We made $0 interest payments on the renewable unsecured subordinated notes during the thirteen and twenty-six weeks ended April 1, 2007. The weighted average term on the outstanding renewable unsecured subordinated notes is 20 months.

We incurred $1,301,847 in costs related to the issuance of the renewable unsecured subordinated notes through March 30, 2008. The costs can be broken down into three distinct categories: (i) offering costs (ii) on-going costs (iii) annual costs. These costs have been capitalized and are being amortized as additional interest expense. The on-going costs associated with the debt offering are being amortized over the weighted-average term of the debt. The current weighted-average term is 20 months. We expensed $180,722 and $0 for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively. The Company expensed $343,747 and $0 for the twenty-six weeks ended March 30, 2008 and April 1, 2007, respectively. As of March 30, 2008, we had $822,195 in net remaining costs related to the issuance of the renewable unsecured subordinated notes. In connection with future debt proceeds, we will continue to incur certain annual costs to be amortized over a 12-month period and offering costs to be amortized over a 3 year period.

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

As additional consideration, STEN issued to Sabes a redeemable warrant to purchase 219,900 shares of its common stock at an exercise price of $4.50 per share. The warrant may be exercised by the holder at any time prior to March 1, 2012. The shares of common stock underlying the warrant may be redeemed by STEN in three separate tranches if the closing sales price of its common stock exceeds $6.00 per share for at least thirty consecutive trading days, among other conditions. The gross proceeds of $1,845,845 were allocated between the convertible note and the redeemable warrants based on the relative fair values of the securities at the time of issuance. The redeemable warrants were valued at $175,000 using management’s estimation of their fair value and offset against long-term debt. The resulting original issue discount of the fair value of the warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method. The conversion price of $8.20 was greater than the fair market value of the stock at the time of issuance. With the payoff of the obligations under the Sabes credit agreement in December 2007; we recorded interest expense for the remaining balance of the original issue discount of $142,180 for the thirteen weeks ended December 30, 2007.

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

As of March 30, 2008 and September 30, 2007, the long-term debt consisted of the following:

	March 30, 2008	September 30, 2007
Renewable unsecured subordinated notes	$ 5,324,988	$ 2,792,802
Promissory note - private investor	0	400,000
Promissory notes - Flash Motors	1,400,000	1,400,000
Promissory note - R.W. Sabes, net of original issue discount of $142,180.	0	1,880,259
Promissory note - Valens U.S. SPV I, LLC, net of original discount of $206,434	3,408,416	0
Mortgage note payable - Austin Bank	483,387	491,953
Mortgage note payable - Bremer Bank	374,230	378,709
Totals	10,991,021	7,343,723
Less current portion	(4,544,796)	(2,886,265)
Long term portion	$6,446,225	$ 4,457,458

Note 12.  Segment Reporting

Our three reportable segments are strategic business units that offer different products. They are managed separately as each business requires different technology and business processes. STEN Financial is comprised of the businesses of its three subsidiaries: STEN Credit Corporation, which operates the automobile finance business; EasyDrive Cars and Credit, which operates our retail used car sales lots; and Alliance Advance Inc., which operates the deferred presentment (payday) check cashing and title loan business under the names Alliance Cash Advance and Moneyworldlending. The Company is combining its STEN Credit, Alliance Cash Advance and Moneyworldlending business into a consumer finance segment and reporting a separate segment of its Easy Drive Cars and Credit business.   Corporate and Contract Manufacturing represents the administrative activities and costs associated with our general corporate activities, including our Texas-based STENCOR, Inc. subsidiary that is engaged in providing contract injection molding services. The Company did not include in identifiable assets those assets related to discontinued operations. Assets excluded were $1,382,612 and $3,811,065 for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively.

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

	Corporate and Contract Manufacturing	STEN Financial (Consumer finance)	STEN Financial (Retail used car sales lots)	Total

Thirteen weeks ended March 30, 2008
Revenues	$ 629,289	$ 832,787	$ 2,836,740	$ 4,298,816
Loss from operations	(294,799)	(934,665)	432,791	(796,673)
Identifiable assets	2,893,102	14,146,470	585,380	17,624,952
Depreciation and amortization	19,208	94,260	1,008	114,476
Capital expenditures	15,154	1,569	0	16,723

Thirteen weeks ended April 1, 2007
Revenues	$ 363,365	$ 472,706	$ 119,625	$ 955,696
Loss from operations	(267,856)	(185,531)	9,965	(443,422)
Identifiable assets	3,491,543	8,210,588	163,033	11,865,164
Depreciation and amortization	8,909	101,689	0	110,598
Capital expenditures	13,910	61,040	9,117	84,067

Twenty-six weeks ended March 30, 2008
Revenues	$ 957,355	$ 1,746,053	$ 3,649,949	$ 6,353,357
Loss from operations	(578,439)	(1,728,904)	228,186	(2,079,157)
Identifiable assets	2,893,102	14,146,470	585,380	17,624,952
Depreciation and amortization	36,772	190,672	3,755	231,199
Capital expenditures	17,454	(226)	11,031	28,259

Twenty-six weeks ended April 1, 2007
Revenues	$ 647,448	$ 833,312	$ 119,625	$ 1,600,385
Loss from operations	(561,256)	(304,287)	9,965	(855,578)
Identifiable assets	3,491,543	8,210,588	163,033	11,865,164
Depreciation and amortization	33,186	148,831	0	182,017
Capital expenditures	65,207	64,379	9,117	138,703

Note 13.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares that replaced a repurchase program originally adopted in September 2001. On September 29, 2006 our Board of Directors authorized a repurchase program in the amount of 200,000 shares that replaced a repurchase program originally adopted in November 2004. We have not purchased any shares of common stock for the thirteen and twenty-six weeks ended March 30, 2008. The Company purchased a total of 0 and 37,750 shares of common stock for a cost of $0 and $167,186 during the thirteen weeks and twenty-six weeks ended April 1, 2007, respectively.

Legal Proceedings - On March 22, 2007, our former Chief Executive Officer, Larry Rasmusson, filed a complaint in Minnesota District Court, Hennepin County, against STEN Corporation claiming breach of contract with regards to split-dollar life insurance policies that are in effect. On January 23, 2008, the parties entered into a settlement agreement relating to the dispute. Under the settlement agreement, the Company may not obtain loans against the policies, the Company and Mr. Rasmusson will appoint a receiver to receive the net proceeds of the life insurance policies, and the Company is obligated to pay $250,000 over a three year period from the execution of the receivership agreement to reduce the outstanding loan balances. The obligation will terminate upon the death of Mr. Rasmusson. The Company has expensed $9,375 and $9,375 related to the settlement for the thirteen and twenty-six weeks ended March 30, 2008.

Major Customers and Vendor-

A major customer in our Stencor business represents 55% and 70% of trade receivables as of March 30, 2008 and September 30, 2007, respectively. The customer represented 11% and 36% of total revenues for the thirteen weeks ended March 30, 2008 and April 1, 2007, respectively. The customer represents 9% and 38% of total revenues for the twenty-six weeks ended March 30, 2008 and April 1, 2007 respectively. At September 30, 2007, the Company had one vendor representing 20% of the accounts payable balance.

Note 14. Equity

Private Placement - In October and November 2007, STEN entered into a subscription agreement with eight private investors for the sale, in aggregate, of 310,000 shares of its common for cash consideration of $2.50 per share. The closing date for the subscription agreements were October 5, 2007 to November 5, 2007. At the closing, the investors delivered, in aggregate, cash of $775,000 for 310,000 shares.

Issuance of Warrants - In January and February 2008, the Company issued warrants totaling 115,000 to three consultants to purchase the Company’s $0.01 par value common stock on a one for one basis. The warrant exercise price is $3.00 per share of common stock. STEN shares were trading within a range of $1.33 to $1.38 at the time of issuance of warrants.  The warrants may be exercised by the holder at anytime and up to five years from the date of execution, at which time all of the warrant holders rights shall expire. The warrants have been determined to have a total market value of $54,788 using the Black-Scholes option pricing model with a range of market value per common share of $1.33 to $1.38, a risk free rate of return range of 2.75% to 3.62%, an exercise period of 2.5 years and a volatility of 70%. Since the warrants may be exercised at anytime, the Company expensed the entire $54,788 in the current period ended March 30, 2008.

Note 15.  Discontinued Operations

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

The purchase price for the assets was $1,806,319 plus the assumption by BTND of certain liabilities relating to mortgages of BTAC Properties Inc. as of April 30, 2007. Of the purchase price, $1,000,000 was paid in cash and $806,319 was paid by delivery of a promissory note. The note bears interest at a rate of 7.00% per annum with a term of 12 years. BTAC and BTND, LLC also entered into a second promissory note of $1,886,432 relating to the assumption of two BTAC Properties mortgages with StanCorp. BTND intends to assume the Minnesota and North Dakota mortgages and the related promissory note.  This second promissory note from BTND is intended to pass along to BTND the obligations of BTAC under the notes and mortgages with StanCorp. See Note 10. The Company recognized a gain of $100,000 upon the sale.

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Burger Time Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The Company has no income from discontinued operations during the twenty-six weeks ended March 30, 2008. The loss from discontinued operations for the thirteen and twenty-six weeks ended April 1, 2007, consist of the following:

	For the thirteen weeks ended April 1, 2007	For the twenty-six weeks ended April 1, 2007

Revenue, net	$ 1,497,520	$ 3,036,485

Cost of goods sold	1,471,155	2,904,723

Gross profit	26,365	131,762

Total operating expenses	98,386	195,925

Net income operations	(72,021)	(64,163)

Other expense	(33,622)	(65,523)

Loss from discontinued operations before income taxes	$ (105,643)	$ (129,686)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

STEN Corporation and subsidiaries (“we”, the “Company” or “STEN”) is a diversified business.

In January 2006, we created STEN Financial Corporation as a wholly-owned subsidiary. Through this subsidiary and its subsidiaries, we operate a retail and online deferred presentment (or “payday”) loan business, check-cashing stores,a sub-prime automobile finance business and retail used automobile sales business. We entered into the retail payday loan business in August 2006 through the acquisition of a location in Tempe, Arizona under the name Alliance Cash Advance and the on-line payday loan business in October 2006 through the acquisition of moneyworldlending.com. These two payday loan businesses are now operated through Alliance Advance, Inc., a subsidiary of STEN Financial. In October, 2006, STEN Financial acquired three retail check-cashing stores under the tradename Cash Advance. In November 2006, a subsidiary of STEN Financial, STEN Credit Corporation (formerly known as Colfax Financial Corporation), began to develop a sub-prime automobile finance business following the acquisition of installment notes and used car dealer inventory or “floor plan” financing notes from Flash Motors, Inc. In February 2007, STEN Financial’s subsidiary, EasyDrive Cars and Credit Corporation, began operating a “Buy Here/Pay Here” retail used auto selling business.

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

Results of Operations

For the thirteen weeks ended March 30, 2008 and April 1, 2007

Revenues derived from the business of STEN Financial and our contract manufacturing business for the thirteen weeks ended March 30, 2008 increased 340% to $4,298,816 from $955,696 for the thirteen weeks ended April 1, 2007. This increase of $3,343,120 is due to the Company’s EasyDrive retail used auto lots being in full operation during the thirteen weeks ended March 30, 2008 as compared to the same period of 2007 and as a result of increased sales in the contract manufacturing business. Revenues for STEN Financial were $3,669,527 for the thirteen weeks ended March 30, 2008 as compared to $592,331 for the corresponding period in fiscal 2007. Revenues in our Contract Manufacturing business, for the thirteen weeks ended March 30, 2008 increased to $629,289 as compared to $363,365 for the thirteen weeks ended April 1, 2007. The 73% increase in revenue for the thirteen weeks ended March 30, 2008 in our contract manufacturing business comes from an increase in volume of our injection molding and light assembly products.

We expect to see continued revenue growth in our STEN Financial business. The Buy Here/Pay Here vehicle sales and financial business is expected to become the dominate business segment for the Company.

Cost of goods sold related to our Contract Manufacturing business for the thirteen weeks ended March 30, 2008 was $537,175 compared to $393,906 for the corresponding period in fiscal 2007. The cost of goods sold reflects the expenses incurred in our Contract Manufacturing business segment. Even though costs of goods sold increased by $143,269, the contract manufacturing business has become more profitable as it continues to shift production to the higher margin injection molding and light assembly product lines.

Cost of automobiles sold for the thirteen weeks ended March 30, 2008 was $2,003,526 compared to $61,907 for the thirteen weeks ended April 1, 2007. These expenses reflect the costs of autos sold in our EasyDrive Cars and Credit retail lots, which began in March of 2007. Our expectations are that the total cost of goods sold will increase significantly as we open new retail locations this fiscal year but will decrease as a percentage of automobile sales as our business continues to mature.

Salaries and benefits in our STEN Financial business for the thirteen weeks ended March 30, 2008 were $441,764 compared to $282,978 for the corresponding period in fiscal 2007. The salaries and benefits included $110,737 in our consumer lending operations, $171,669 in our STEN Credit business, and $159,358 in the Company’s retail auto lots for the thirteen weeks ended March 30, 2008. We expect salaries and benefits in aggregate to increase reflecting additional personnel required to service our business, however, our expectation is that these amounts will decrease as a percentage of sales in future periods.

Occupancy and operating expenses for the thirteen weeks ended March 30, 2008 was $246,311 compared to $177,238 for the thirteen weeks ended April 1, 2007. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. Currently, the Company has eight locations, five in Arizona and three in Utah, in this business segment. Occupancy and operating expenses were $107,631 in our consumer lending operations, $65,286 in our STEN Credit business and $73,394 in the Company’s retail auto lots for the thirteen weeks ended March 30, 2008. Our expectation is this amount will increase significantly, in future periods, as the Company opens new retail locations this fiscal year.

Depreciation for the thirteen weeks ended March 30, 2008 was $98,415 compared to $95,013 for the corresponding period in fiscal 2007. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $36,233 for our consumer lending operations, $61,475 in our STEN Credit operation and $707 in the EasyDrive retail lots for the thirteen weeks ended March 30, 2008.

Provision for loan losses and adjustments for the thirteen weeks ended March 30, 2008 were $778,123 compared to $58,819 for the corresponding period in fiscal 2007. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. Provisions for loan losses and adjustments were $56,239 in our consumer lending operations and $721,893 in our STEN Credit operation for the thirteen weeks ended March 30, 2008. We expect the provision for loan losses to decrease as a percentage of interest income in future periods as the impact of certain “dealer specific” effects is reduced in the Company’s STEN Credit business.

Interest expense, net for the thirteen weeks ended March 30, 2008 were $615,582 compared to $118,351 for the corresponding period in fiscal 2007. These expenses include a charge of $180,722 relating to prepaid registration costs relating to our renewable unsecured subordinated notes, $57,456 in prepaid Valens debt costs, $30,965 in debt issuance costs relating to the December 2007 Valens Security Agreement and offset by interest income from notes receivable of $46,559.

Selling, general and administrative expenses for the thirteen weeks ended March 30, 2008 increased $146,999 to $374,593 from $237,315 during the thirteen weeks ended April 1, 2007. We expect this amount to increase as our business continues to grow.

For the twenty-six weeks ended March 30, 2008 and April 1, 2007

Revenues consisting of STEN Financial and the contract manufacturing businesses for the twenty-six weeks ended March 30, 2008 increased 297% to $6,353,357 from $1,600,385 for the twenty-six weeks ended April 1, 2007. This increase of $4,752,972 is due to the Company’s EasyDrive retail used auto lots being in full operation during the twenty-six weeks ended March 30, 2008 compared to the corresponding period in fiscal 2007 and an increase in automobile sales. Revenues for STEN Financial were $5,396,002 for the twenty-six weeks ended March 30, 2008 as compared to $952,937 for the corresponding period in fiscal 2007. Revenues in our Contract Manufacturing business for the twenty-six weeks ended March 30, 2008 increased to $957,355 as compared to $647,488 for the twenty-six weeks ended April 1, 2007. The 47% increase in revenue for the twenty-six weeks ended March 30, 2008 in our contract manufacturing business comes from an increase in volume our injection molding and light assembly products.

Cost of goods sold related to our Contract Manufacturing business for the twenty-six weeks ended March 30, 2008 was $923,859 compared to $753,608 for the corresponding period in fiscal 2007. The cost of goods sold reflects the expenses incurred in our Contract Manufacturing business segment. Even though costs of goods sold increased by $170,251, the contract manufacturing business has become more profitable as it continues to emphasize the higher margins generated from our new customers in the injection molding and light assembly product lines.

Cost of automobiles sold for the twenty-six weeks ended March 30, 2008 was $2,830,724 compared to $62,300 for the twenty-six weeks ended April 1, 2007. These expenses reflect the costs of autos sold in our EasyDrive Cars and Credit retail lots, which began in March of 2007. Our expectations are that the total cost of goods sold will increase as we open new retail locations this fiscal year but will decrease as a percentage of automobile sales as our business continues to mature.

Salaries and benefits in our STEN Financial business for the twenty-six weeks ended March 30, 2008 were $859,149 compared to $456,305 for the corresponding period in fiscal 2007. The salaries and benefits included $241,477 inour consumer lending operations, $360,578 in our STEN Credit business and $257,094 in the Company’s retail auto lots for the twenty-six weeks ended March 30, 2008. We expect salaries and benefits in aggregate to increase reflecting additional personnel required to service our business, however, our expectation is that these amounts will decrease as a percentage of sales in future periods.

Occupancy and operating expenses for the twenty-six weeks ended March 30, 2008 was $521,982 compared to $360,408 for the twenty-six weeks ended April 1, 2007. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. Currently the Company has eight locations, five in Arizona and three in Utah, in this business segment. Occupancy and operating expenses were $217,171 in our consumer lending operations, $162,525 in our STEN Credit business and $142,286 in the Company’s retail auto lots for the twenty-six weeks ended March 30, 2008. Our expectation is this amount will increase significantly, in future periods, as the Company opens new retail locations this fiscal year.

Depreciation for the twenty-six weeks ended March 30, 2008 was $197,574 compared to $150,631 for the corresponding period in fiscal 2007. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $72,427 for our consumer lending operations, $123,089 in our STEN Credit operation and $2,058 in the EasyDrive retail lots for the twenty-six weeks ended March 30, 2008.

Provision for loan losses and adjustments for the twenty-six weeks ended March 30, 2008 were $1,288,755 compared to $92,520 for the corresponding period in fiscal 2007. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. Provisions for loan losses and adjustments were $132,459 in our consumer lending operations and $1,156,296 in our STEN Credit operation for the twenty-six weeks ended March 30, 2008. We expect the provision for loan losses to decrease as a percentage of interest income in future periods as the impact of certain “dealer specific” effects is reduced in our STEN Credit business.

Interest expense for the twenty-six weeks ended March 30, 2008 were $1,219,853 compared to $125,095 for the corresponding period in fiscal 2007. These expenses include a charge of $343,747 relating to prepaid S-1 registration costs, $142,000 relating to the retirement of the Sabes debt, $76,608 related to prepaid Valens debt costs, $41,287 in debt issuance costs relating to the December 2007 Valens Security Agreement and offset by interest income from notes receivable of $46,559.

Selling, general and administrative expenses for the twenty-six weeks ended March 30, 2008 increased $135,522 to $590,618 from $455,096 during the twenty-six weeks ended April 1, 2007. We expect this amount to increase as our business continues to grow.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through various debt arrangements, sales of debt and equity, and cash provided by operations. In fiscal year 2008 and 2007, principal liquidity needs have included cash for making loans in our automobile finance business and our short-term consumer and deferred presentment loans, development of our “Buy Here/Pay Here” retail used car business, and debt service requirements.

We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and a security agreement we entered into with U.S. SPV I, LLC (“Valens”) on November 23, 2007. However, our auto finance business conducted through STEN Credit will require significant capital to continue to grow. Since we began conducting this business, we have relied upon receivable-based borrowings and the sale of our renewable unsecured subordinated notes to support the growth of this business. If such borrowings were not available to the Company and if the Company is unable to otherwise adequately fund the STEN Credit business, the growth of this business, and of the Company, could be restricted. In our lending businesses, including our automobile loan business and our short-term consumer and deferred presentment loans, we expect that net receivable balances will grow in the foreseeable future. We expect that, given our relatively early-stage involvement in these businesses, growth in the financial business will require significant additional capital to maintain the targeted growth rates.

As of March 30, 2008, we had working capital of $825,256 as compared to $197,139 at September 30, 2007, and long-term debt of $6,446,225 at March 30, 2008 compared to $4,457,458 at September 30, 2007. The $628,117 increase in working capital at March 30, 2008 compared to September 30, 2007 was primarily the result of the private placement of common stock in November 2007 that raised $775,000, draws on the security agreement with Valens through March, 2008 for $3,614,550 and an increase proceeds from our renewable unsecured subordinated notes of $2,532,186 for the twenty-six weeks ended March 30, 2008.

Operating Activities

As of March 30, 2008, we had $458,632 in cash and cash equivalents as compared to $366,118 at September 30, 2007. We also had $1,839,100 available under the terms the security agreement with Valens as of March 30, 2008. Net cash used in operating activities was $2,880,387 for the twenty-six weeks ended March 30, 2008, compared to $4,269,995 used in operating activities for the twenty-six weeks ended April 1, 2007. The primary uses of cash for the period ended March 30, 2008 were the net loss of $1,303,857 accounts receivable of $225,835, loan receivable of $855,703, deferred income taxes of $804,502, other current assets of $305,425, and dealer reserve payable of $1,010,669 offset by a source of cash in operating activities from depreciation and amortization of $231,198, allowance for loan losses of $667,413 and amortization of deferred financing costs of $420,355.

Investing Activities

Investing activities consist primarily of purchasing assets (tangible and intangible) to develop new businesses or augment existing businesses, including the acquisition of assets in 2007 from Dimah Financial, Inc. relating to the Moneyworldlending business, from National Financial Services, LLC relating to the Cash Advance business and purchase of intangible assets from Flash Motors, Inc. under the non-solicitation agreement. We have financed the purchase of these assets by cash payments in the case of purchases from Dimah Financial, Inc. and National Financial Services, LLC, and a promissory note in the case of Flash Motors. Net cash from investing activities was $45,490 for the twenty-six weeks ended March 30, 2008 as compared to net cash used in investing activities of $1,319,908 for the twenty-six weeks ended April 1, 2007. The difference is primarily due to the acquisition activity in the twenty-six weeks ended April 1, 2007 that was not present in the twenty-six weeks ended March 30, 2008.

Financing Activities

Net cash provided by financing activities was $3,030,060 for twenty-six weeks ended March 30, 2008, compared to $3,842,495 for the twenty-six weeks ended April 1, 2007. The change was primarily due to proceeds from the Valens security agreement of $3,614,550 offset by repayments of obligations to Gerald Dovner and Andrea Dovner Revocable Trust, Citizens Independent Bank and R.W. Sabes Investment, LLC in the amount of $2,990,663 in late November and early December 2007. Additionally, the Company received $775,000 in proceeds from a common stock private placement and received debt proceeds of $2,532,186 from its renewable unsecured subordinated notes during the twenty six weeks ended March 30, 2008 and used $167,186 to repurchase its common stock in the twenty-six weeks ended April 1, 2007.

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

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe no impairment charges need to be recorded as of March 30, 2008.

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

(g)  Accounting for Tax Collection  -  In June 2006, the Financial Accounting Standards Board (FASB) ratified the consensus of Emerging Issues Task Force Issue No. 06-3. “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (Gross versus Net Presentation)” (EITF 06-3). EITF06-3 concluded that the presentation of taxes imposed on revenue-producing transactions (sales, use, value added and excise taxes) on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy that should be disclosed. The Company adopted EITF 06-3 during the year ended September 30, 2007, and it did not have any impact on our results of operations or financial condition. The Company’s policy is to present taxes imposed on revenue-producing transactions on a net basis.

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB, including those contained in Part I, Item 2, “Management’s Discussion and Analysis or Plan of Operation,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used, the words “believes”, “expects,” “anticipates,” “plans,” or “intends,” or similar expressions, indicate such forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include the factors identified in our Annual Report on Form 10-KSB for the year ended September 30, 2007 under Item 1. “Description of Business – Risks Related to Our Business,” as well as in other filings we make with the Securities and Exchange Commission. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

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

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No purchases were made by STEN of its equity securities in the twenty-six week period ended March 30, 2008.

In April 2007, we began a public offering of up to $25 million of renewable unsecured subordinated notes. During the twenty-six weeks ended March 30, 2008, we sold an additional $2,532,186 in principal amount of notes for $5,324,988 in outstanding in renewable unsecured subordinated notes at March 30, 2008. The proceeds from the renewable unsecured subordinated notes sold during the twenty-six weeks ended March 30, 2008 were used for the general obligations of the Company.

Item 3. Defaults upon Senior Securities

None

Item 4.  Submission of Matters To A Vote of Security Holders

None

Item 5.

Other Information

None

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

STEN CORPORATION
Date: May 14, 2008	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2008	By: /s/ Mark F. Buckrey Mark F. Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)