Form 10QSB
period 2008-06-29
STEN CORP
filed 2008-08-13
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the thirteen week period ended June 29, 2008

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
☐   YES      ☒   NO

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or smaller reporting company (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

☐   YES      ☒   NO

At July 24, 2008, 2,528,751 shares of the issuer’s Common Stock were outstanding.

STEN CORPORATION
INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION:

Item 1	Consolidated Financial Statements (unaudited)

Consolidated Balance Sheets at June 29, 2008 (unaudited) and September 30,
2007 (audited)

Consolidated Statements of Operations for the Thirteen and Thirty-Nine Weeks Ended June 29, 2008
and July 1, 2007 (unaudited)

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended June 29, 2008 and
July 1, 2007 (unaudited)

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

SIGNATURES

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 29, 2008 (unaudited)	September 30, 2007 (audited)
CURRENT ASSETS
Cash and cash equivalents	$286,167	$156,399
Accounts receivable	421,354	337,242
Current portion of notes receivable	464,243	153,783
Current portion of loans receivable	2,786,918	2,057,475
Inventories	1,777,563	1,135,353
Other current assets	2,741,855	1,622,942
Assets of discontinued business	915,687	1,091,972
Total Current Assets	9,393,787	6,555,166
PROPERTY AND EQUIPMENT, NET	1,282,512	1,051,013
OTHER ASSETS
Intangible assets, net	1,073,381	1,228,889
Note receivable, net of current portion	705,974	1,208,383
Loan receivable, net of current portion and allowance	6,613,197	4,487,466
Assets of discontinued business	2,028,812	2,183,401
Other assets	960,380	598,361
Total Other Assets	11,381,744	9,706,500
TOTAL ASSETS	$22,058,043	$17,312,679

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Line of credit, bank	$0	$680,000
Current portion of long-term debt	5,093,881	2,886,265
Accounts payable	721,603	496,385
Other current liabilities	834,789	668,625
Liabilities of discontinued businesses	1,434,656	1,626,752
Total Current Liabilities	8,084,929	6,358,027
LONG-TERM LIABILITIES
Auto loan reserves payable	41,792	1,076,707
Long-term debt, net of current portion and original issue discount	8,948,840	4,457,458
Total Liabilities	17,075,561	11,892,192
STOCKHOLDERS’ EQUITY
Capital stock, $.01 par value, 20,000,000 common shares	25,287	19,909
authorized, 5,000,000 undesignated shares authorized, 2,528,751and 1,990,957 common shares issued and outstanding
Additional paid-in capital	5,927,223	4,774,740
Retained earnings (accumulated deficit)	(970,028)	625,838
Total Stockholders’ Equity	4,982,482	5,420,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,058,043	$17,312,679

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the thirteen weeks ended June 29, 2008	For the thirteen weeks ended July 1, 2007	For the thirty-nine weeks ended June 29, 2008	For the thirty-nine weeks ended July 1, 2007
REVENUES
Stencor sales	$556,411	$304,454	$1,513,766	$951,902
Vehicle sales, interest, and other	4,479,502	752,150	9,305,595	1,153,356
TOTAL REVENUES	5,035,913	1,056,604	10,819,361	2,105,258

COST AND EXPENSES
Costs of goods sold related to Stencor	533,637	394,255	1,457,496	1,147,863
Expenses related to STEN Financial
Cost of autos sold	2,575,875	219,235	5,776,600	281,535
Salaries and benefits	324,683	231,370	942,356	405,208
Occupancy and operation expenses	207,232	87,784	513,391	137,148
Depreciation and amortization	61,993	60,940	187,140	137,884
Provision for credit losses	692,085	88,319	1,484,331	95,305
Interest expense, net	761,567	193,196	2,006,140	318,291
Selling, general and administrative	305,250	240,764	866,455	695,861
TOTAL COST AND EXPENSES	5,462,322	1,515,863	13,233,909	3,219,095

Loss from Continuing Operations Before Income Taxes	(426,409)	(459,259)	(2,414,548)	(1,113,837)

BENEFIT FROM INCOME TAXES	(159,900)	(176,705)	(902,598)	(412,100)
NET LOSS FROM CONTINUING OPERATIONS	(266,509)	(282,554)	(1,511,950)	(701,737)
Income (loss) from Discontinued Operations	(40,802)	56,669	(134,484)	(274,017)
Provision for (benefit from) income taxes from Discontinued Operations	(15,300)	21,805	(50,568)	(110,100)
Net income (loss) from discontinued operations	(25,502)	34,864	(83,916)	(163,917)
NET LOSS	$(292,011)	$(247,690)	$(1,595,866)	$(865,654)

NET LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(0.11)	$(0.14)	$(0.62)	$(0.35)
Diluted	$(0.11)	$(0.14)	$(0.62)	$(0.35)
NET INCOME (LOSS) PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.01)	$0.02	$(0.03)	$(0.08)
Diluted	$(0.01)	$0.02	$(0.03)	$(0.08)
NET LOSS PER SHARE:
Basic	$(0.12)	$(0.12)	$(0.65)	$(0.44)
Diluted	$(0.12)	$(0.12)	$(0.65)	$(0.44)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	2,528,751	1,990,990	2,450,880	1,989,601
Diluted	2,528,751	1,990,990	2,450,880	1,989,601

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the thirty-nine weeks ended June 29, 2008	For the thirty-nine weeks ended July 1, 2007
Cash flows from operation activities:
Net loss from continuing operations	$ (1,511,950)	$ (701,737)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	239,963	200,944
Loss on disposal of equipment	5,800	0
Allowance for loan losses	1,131,443	0
Amortization of deferred financing costs	666,810	0
Amortization of original issue discount	214,433	21,880
Stock based compensation	78,073	127,400
Warrant issued for services	54,788	0
Deferred income taxes	(983,847)	(522,200)
Changes in certain assets and liabilities:
Accounts receivable	(84,112)	256,848
Loans receivable	(3,986,617)	(5,887,043)
Inventories	(642,210)	(515,481)
Other current assets	(119,818)	(14,190)
Accounts payable	225,218	36,370
Other current liabilities	349,396	1,052,186
Deferred Revenue	(183,232)	218,156
Dealer Reserves Payable	(1,034,915)	0
Net Cash flows from operating activities-continuing operations	(5,580,777)	(5,726,867)
Loss from operations of discontinued business	(83,916)	(163,917)
Gain on sale of assets of discontinued business held for sale	0	(100,000)
Net cash (used in) provided from discontinued operations	149,240	(548,523)
Net Cash flows from operating activities-discontinued operations	65,324	(812,440)
Net Cash flows from operating activities	(5,515,453)	(6,539,307)

Cash flows from investing activities:
Purchase of assets related to vehicle finance business	0	(462,987)
Purchase of property and equipment	(336,135)	(141,777)
Proceeds on sale of equipment	17,000	0
Purchases of intangibles	(2,619)	(12,817)
Payments received on notes receivable	191,949	81,000
Net Cash flows from investing activities-continuing operations	(129,805)	(536,581)
Purchase of property and equipment of discontinued business	(10,462)	(122,498)
Purchas of Cash Advance-UT, net of cash received of $30,000	0	(570,000)
Purchase of Moneyworldlending	0	(200,000)
Proceeds from sale of assets	0	1,000,000
Net Cash flows from investing activities-discontinued operations	(10,462)	107,502
Net Cash flows from investing activities	(140,267)	(429,079)

Cash flows from financing activities:
Proceeds from (payment of) line of credit, bank	(680,000)	750,000
Net proceeds from renewable unsecured subordinated notes	3,819,306	906,851
Net proceeds from long-term debt	5,355,286	3,673,541
Proceeds from mortgage on properties	0	500,000
Payments on long-term debt	(2,442,305)	(1,114,381)
Debt issuance costs on long term debt and renewable unsecured subordinated notes	(1,041,905)	(471,114)
Prepaid financing costs	(2,172)	(8,315)
Exercise warrants	0	39,241
Repurchase of common shares	0	(167,427)
Proceeds from sale of common stock	777,278	0
Net Cash flows from financing activities-continuing operations	5,785,488	4,108,396
Proceeds on Mortgage Property	0	384,000
Net Cash flows from financing activities-discontinued operations	0	384,000
Net Cash flows from financing activities	5,785,488	4,492,396
Net increase (decrease) in cash and cash equivalents	129,768	(2,475,990)

Cash and cash equivalents - beginning of period	156,399	3,111,878
Cash and cash equivalents - end of period	$ 286,167	$ 635,888

Consolidated Statements of Cash Flows continues on the following page

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

continued

	For the thirty-nine weeks ended June 29, 2008	For the thirty-nine weeks ended July 1, 2007

Supplemental cash flow information:
Cash paid for interest	$ 1,248,317	$ 310,257
Cash received for income taxes	0	143,172

Non-cash investing and financing activities:
Purchase of certain assets and assumed liabilities with
Auto Finance Business:
Loans receivable	0	510,481
Property and equipment	0	100,000
Dealer reserves payable	0	147,494
Issuance of common stock and stock warrants related to the issue of long-term debt	247,722	175,000
Acquisition of customer list and non-solicitation agreement through promissory note	0	1,400,000

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Thirteen and thirty-nine weeks ended June 29, 2008 and July 1, 2007

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

Our fiscal year end is the Sunday closest (before or after) to September 30 (a fifty-two or fifty-three week year). The quarterly periods within the fiscal year consist of thirteen weeks of two four-week periods followed by one five-week period. The current period represents the thirteen week and thirty-nine week period ended June 29, 2008. Our 2008 fifty-two week fiscal year will end on Sunday, September 28, 2008.

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

Discontinued Operations – On June 24, 2008, we signed a letter of intent to sell the assets of our payday/check cashing business operations, Alliance Cash Advance, and the assets of our Moneyworldlending business. Pursuant to an Asset Purchase Agreement dated July 31, 2008, between STEN Corporation and STEN Credit Corporation, as sellers, and Western Capital Resources, Inc. and WCR Acquisition Co., as buyers, we sold substantially all of the assets related to the Alliance Cash Advance and Moneyworldlending businesses, including the tangible and intangible assets of STEN Credit Corporation relating to these businesses.  (See Note 15).

On May 11, 2007, our wholly-owned subsidiary, Burger Time Acquisition Corporation (“BTAC”), sold certain assets including the business operations of its Burger Time business effective April 29, 2007, to BTND LLC, a Colorado limited liability company (“BTND”). The asset purchase agreement between BTAC and BTND provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of BTAC, and certain real estate used in the Burger Time business and held by our subsidiary, BTAC Properties, Inc. BTAC Properties, Inc. continues to hold title to certain real estate assets related to Burger Time as collateral for a note receivable related to the sale of the Burger Time properties to BTND, at which time transfer of the ownership in the property will be completed. During the thirteen-week period ended December 30, 2007, the Company determined that the note receivable related to the sale of the Burger Time mortgages should be reclassified from a current to a long term asset.

In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to report the operations related to Alliance Cash Advance, Moneyworldlending and Burger Time as discontinued operations.  (See Note 15.)

Auto Finance Subsidiary – We are devoting significant portion of our resources to developing our automobile finance business and buy here pay here auto sales business. Our auto finance business is conducted through our wholly-owned subsidiary, STEN Credit Corporation (“STEN Credit” or “Auto Finance Subsidiary”).

Through STEN Credit, we are engaged in providing auto loans to consumers with limited or impaired credit history. Historically, our loans were offered through a limited number of “dealer-partners” who would benefit by selling vehicles to consumers who otherwise could not obtain financing. We historically offered loans through approximately ten dealer-partners in Arizona. Recently, we have changed the focus of our business and the majority of loans currently and in the future will be entered into as a result of vehicles sold at our own retail operations. When a dealer-partner is involved, the contracts entered into with consumers are installment loans contracts with full-recourse to dealer-partners. The dealer-partners are paid approximately 68% of the principal contract value at the time we enter into the installment sales contract with the customer. The dealer-partner assumes responsibility for repossessing the vehicle in the event of a contract default. At the time of default and foreclosure of the contract, the Company and the dealer-partner agree to a value of the collateral, which typically goes back into our inventory, and the dealer-partner generally reimburses the remaining value of the contract. The dealer-partners also maintain a “reserve account” or “hold-back” with STEN Credit as an additional level of collateral for the recourse guarantee equal to approximately 25% of the outstanding installment note receivable balance. This is classified as auto loan reserves payable on the consolidated balance sheet of STEN. The dealer-partner reserve account, or hold-back, is only payable to the dealer after the net amount due to STEN Credit has been fully satisfied and amounts due on the contracts are collected from the underlying installment note borrowers. The auto loan reserves payable account under these arrangements at June 29, 2008 and September 30, 2007 was $41,792 and $1,076,707, respectively. The dealer-partner also pays to us “discount points” of up to 7%

of the face value of the installment receivable contracts at the time the contract is entered into. The value of this discount is recognized as additional imputed interest income over the life of the contract.

In addition to installment receivable contracts, we may finance a portion of the dealer-partner vehicle inventory through a “floor-plan” program. Under this program, STEN Credit finances up to the full wholesale cost of the dealer-partner’s vehicle inventory. We hold title to the vehicles and have the related dealer reserve as collateral. In our auto financing business, the dealer-partners are charged a fee equal to 2% per month or slightly more than 24% per annum to finance vehicle inventory or “floorplan” a vehicle. We entered the business of dealer floor-planning on November 7, 2006 by acquiring a portfolio of automobile-related receivables consisting of $225,559 in dealer flooring financing notes and $284,922 in automobile installment purchase notes valued at fair value at the date of purchase. The aggregate purchase price, after deducting reserves payable to the dealer of $147,474, was $362,987, which we paid in cash.

Used Auto Sales-Retail – The Company has developed its own “Buy Here/Pay Here” retail used car business. Our subsidiary, EasyDrive Cars and Credit Corporation, sells used cars and STEN Credit finances their sale. STEN Credit finances sales to customers that typically would not qualify for conventional financing as a result of limited credit histories or past credit problems. STEN has leased four used car lots for the Easy Drive Cars and Credit business in Arizona and operate under the names “EasyDrive Cars and Credit” and “Best Price Auto Sales”. A lot, located in Tucson, opened in May 2008 and will also accommodate our Tucson STEN Credit Office. Another lot, located in Glendale, Arizona, is currently under construction and is expected to open in the fourth quarter of fiscal 2008. We expect that the development costs associated with this lot will be approximately $350,000.

Note 2.  Significant Accounting Policies

Principles of Consolidation – The consolidated financial statements include the accounts of STEN Corporation and its wholly-owned subsidiaries:  Burger Time Acquisition Corporation as of July 2004, BTAC Properties Inc. as of May 2005, STEN Financial Corporation as of January 2006, and STENCOR Inc. as of November 2006. In October 2006, Alliance Advance, Inc. and in November 2006, STEN Credit Corporation were formed as wholly-owned subsidiaries of STEN Financial Corporation. In February 2007, EasyDrive Cars and Credit Corporation were formed as a wholly-owned subsidiary of STEN Financial Corporation. All significant intercompany transactions and balances have been eliminated in consolidation. Effective March 20, 2007, we changed the name of our subsidiary from Colfax Financial Corporation to STEN Credit Corporation. In May 2008, Easydrive AZ LLC was formed as a partnership between John Halvorsen and STEN Credit Corporation and STEN Credit has a 50% interest in this partnership. To date, this entity has not commenced operations.

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

For our Contract Manufacturing, we recognize revenue in accordance with Staff Accounting bulletin No. 104 (SAB 104), “Revenue Recognition.” SAB 104 requires revenue to be recognized when all of the following are met: a) persuasive evidence of an arrangement exists; b) delivery of product has occurred; c) the seller’s price to the buyer is fixed or determinable; and d) collectability is reasonable assured. We record sales revenue for the Contract Manufacturing business segment at the time all merchandise is shipped, at which time the price to us is fixed or determinable, contractual obligations have been substantially met and title and risk of loss have passed to the customer.

Accounts Receivable – Trade accounts receivable from our non-finance activities are shown net of an allowance for doubtful accounts and we had reserves of $0 at both June 29, 2008 and September 30, 2007.

Loans Receivable – Loans receivable are comprised from our STEN Credit business.

Loans receivable consisted of the following at:

	June 29, 2008	September 30, 2007

Dealer flooring notes	$401,605	$572,473
Installment loan receivable	10,246,625	6,130,570
Less: installment loan allowance	(1,248,115)	(158,102)
Total loans receivable	9,400,115	6,544,941
Less: current portion	2,786,918	2,057,475
Loans receivable, net of current	$ 6,613,197	$ 4,487,466

Our installment loans contracts are offered both through our own retail locations and through referrals from independent dealer/partners. The interest on the installment notes with borrowers historically has been at the rate of 29% per annum. The installment notes are collateralized by a lien on the vehicle. The loan agreements require payments over periods generally ranging from 12 to 42 months. The components of the STEN Credit installment loans receivable balance at June 29, 2008 and September 30, 2007 are as follows:

	June 29, 2008	September 30, 2007
Gross contract amount	$ 10,246,625	$ 6,130,570
Contracts in delinquency
31-60 days	364,738	481,469
61-90 days	297,731	236,067
91 + days	386,317	299,904
Total delinquencies	1,048,786	1,017,440
Amount in repossession	211,748	165,613
Total delinquencies and amount in repossession	$ 1,260,534	$ 1,183,053
Delinquencies as a percentage of gross contract amount	10.24%	16.60%
Total delinquencies and amount in repossession as a percentage of gross contract amount	12.30%	19.30%

Changes in the Company’s installment loans receivable, net, for the thirty-nine weeks ended June 29, 2008 and for the year ended September 30, 2007 are as follows:

	June 29, 2008	September 30, 2007
Balance at beginning of period	$ 6,089,142	$ 0
Financed receivables	9,096,964	7,100,417
Financed receivable collections	(1,049,321)	(709,121)
Net charged off and repossessed	(3,890,160)	(260,726)
Balance at end of period	$ 10,246,625	$ 6,130,570

Changes in the Company’s installment loans receivable allowance for credit losses, for the thirty-nine weeks ended June 29, 2008 and for the year ended September 30, 2007 are as follows:

	June 29 ,2008	September 30, 2007
Balance at beginning of period	$ 1,234,809	$ 0
Allowance for credit losses	3,945,258	1,495,535
Net charge offs and repossessed	(3,890,160)	(260,726)
Balance at end of period	$ 1,289,907	$ 1,234,809

The installment loans receivable allowance for credit losses for the thirty-nine weeks ended June 29, 2008 consist of dealer reserves payable of $41,792 and Company reserves of $1,248,115. The installment loans receivable allowance for credit losses for the year ended September 30, 2007 consists of dealer reserves payable of $1,076,707 and Company reserves of $158,102.

Amortization – Intangible assets, representing principally the value of a non-solicitation agreement and customer lists that have been purchased, are being amortized over their estimated useful lives using the straight-line method. (See Note 8).

Notes Receivable – A note receivable, due from Life Safe Services, LLC (“Life Safe”) related to the sale of our emergency oxygen service business was $416,000 and $574,000 as of June 29, 2008 and September 30, 2007, respectively. In July 2008, Life Safe Services, LLC paid off the note receivable.

A note receivable from BTND, LLC related to the sale of our Burger Time business was $754,217 and $788,166 as of June 29, 2008 and September 30, 2007, respectively, and bears interest at a rate of 7.00% per annum with a term of 12 years. Amounts due on the note receivable for the years ending 2008, 2009, 2010, 2011 and 2012 are $48,243, $49,092, $52,641, $56,447, and $60,527, respectively.

At June 29, 2008 and September 30, 2007, the long-term note receivable consisted of the following:

	June 29, 2008	September 30, 2007
Note receivable - Life Safe Services, LLC	$ 416,000	$ 574,000
Note receivable- BTND, LLC	754,217	788,166
Totals	1,170,217	1,362,166
Less current portion	(464,243)	(153,783)
Long-term portion	$ 705,974	$1,208,383

Other Assets – At June 29, 2008 and September 30, 2007, the Company had other assets of the following:

	June 29, 2008	September 30, 2007

Deferred income taxes	$ 914,847	$ 555,000
Prepaid financing costs related to mortgages	10,487	8,315
Cash surrender value of life insurance	35,046	35,046
Other Assets	$ 960,380	$ 598,361

Prepaid Financing Costs – (See Note 4). Debt issuance costs are amortized over the life of the loan using the straight-line method. On November 23, 2007, the Company entered into a security agreement with LV Administrative Services, Inc. as administrative and collateral agent for Valens U.S. SPV I, LLC ("Valens") and incurred costs of $486,640. These prepaid costs are being amortized over of the life of the security agreement (2 years) and we expensed $57,456 and $134,063 for the thirteen and thirty-nine weeks ended June 29, 2008. The net remaining costs at June 29, 2008 were $352,577. Future amortization of the debt issuance costs remaining for the years ending 2008, 2009 and 2010 are $67,578, $243,320 and $67,578, respectively.

We incurred $1,566,767 in prepaid costs through June 29, 2008 related to the issuance of our renewable unsecured subordinated notes. The on-going costs associated with the debt offering are being amortized over the weighted-average term of the debt. The current weighted-average term is 20 months. We expensed $189,000 and $532,747 for the thirteen and thirty-nine weeks ended June 29, 2008, respectively. The Company had expensed $29,957 for the thirteen and thirty-nine weeks ended July 1, 2007. As of June 29, 2008, we had $899,430 in net remaining costs related to the issuance of the renewable unsecured subordinated notes. In connection with future debt proceeds, we will continue to incur certain annual costs to be amortized over a 12-month period and offering costs to be amortized over a 3 year period.

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

Deferred Revenue - We defer certain discount points charged to dealers as part of the fee’s yield over the life of the installment loan contract. The deferred revenue at June 29, 2008 and September 30, 2007 was $126,842 and $310,074, respectively.

Stock-Based Compensation - On December 16, 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. For the Company, SFAS No. 123(R) is effective for all share-based awards granted on or after October 2, 2006. In addition, companies must also recognize compensation expense related to any awards that are not fully vested as of the effective date. Compensation expense for the unvested awards will be measured based on the fair value of the awards previously calculated in developing the pro forma disclosures in accordance with the provisions of SFAS No. 123. We implemented SFAS No. 123(R) on October 2, 2006 using the modified prospective method. The amount recorded as income for the thirteen weeks ended June 29, 2008 was $6,253 ($0.00 per share) and the amount expensed for the thirteen weeks ended July 1, 2007 was $45,000 ($0.02 per share). Income for the thirteen weeks ended June 29, 2008 related to options which were cancelled and not vested. The estimated expense previously recorded was reversed. The amount of expense recorded for the thirty-nine weeks ended June 29, 2008 and July 1, 2007 was $78,073 ($0.05 per share) and $127,400 ($0.06 per share), respectively. Based on option grants outstanding at June 29, 2008, the Company estimates the expense to be $157,951 for the year ending September 28, 2008 with an estimated total expense of $231,000 for fiscal years 2009 through 2012.

There were no options granted in the thirteen weeks ended June 29, 2008. The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following weighted-average assumptions used for grants in the following periods:

	Thirteen weeks ended June 29, 2008	Thirteen weeks ended July 1, 2007	Thirty-nine weeks ended June 29, 2008	Thirty-nine weeks ended July 1, 2007
Risk free interest rate	N/A	4.50%	3.50-4.25%	4.75%
Expected life of options granted	N/A	2.5-6.5 years	2.5-7.5 years	2.5-6.5 years
Expected volatility range	N/A	50.0%	50.0-85.0%	50.0%
Expected dividend yield	N/A	0%	0%	0%

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

Recent Accounting Pronouncements – In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), “The Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

Note 3.  Inventories

Inventories consist of products related to our contract manufacturing operations (raw materials, work in process, finished goods) and the used autos available at our buy here/pay here lots. Inventories for our contract manufacturing are valued at lower of cost using the first-in, first-out (FIFO) method or market.

Inventories consisted of the following at:

	June 29, 2008	September 30, 2007

Raw materials in our contract manufacturing	$ 596,200	$ 392,455
Work in process in our contract manufacturing	69,449	46,353

Finished goods:
Contract manufacturing	132,519	47,962
Used autos	979,395	648,583
Total Inventories	$ 1,777,563	$ 1,135,353

Note 4. Other Current Assets

Other current assets consisted of the following:

	June 29, 2008	September 30, 2007
Prepaid financing	$ 1,253,035	$ 876,911
Prepaid expenses	177,820	59,031
Deferred income taxes	1,311,000	687,000
Total Other Current Assets	$2,741,855	$1,622,942

Note 5.  Net Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. Our diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents, when dilutive, for the reporting period. Options totaling 442,700 and 461,500 shares were excluded from the computation of diluted loss per share for the periods ended June 29, 2008 and July 1, 2007, respectively, as their effect was anti-dilutive due to the net loss in the periods. Warrants totaling 717,089 and 589,693 shares were excluded from the computation of diluted loss per share for the periods ended June 29, 2008 and July 1, 2007, respectively, as their effect was anti-dilutive due to the net loss in the periods. For the thirteen and thirty-nine weeks ended June 29, 2008, there were no options reflecting shares of common stock included in the weighted average share calculation. For the thirteen and thirty-nine weeks ended July 1, 2007, there were no options reflecting shares of common stock included in the weighted average share calculation.

	For the thirteen weeks ended June 29, 2008	For the thirteen weeks ended July 1, 2007	For the thirty-nine weeks ended June 29, 2008	For the thirty-nine weeks ended July 1, 2007
Net loss from continuing operations	$ (266,509)	$ (282,554)	$ (1,511,950)	$ (701,737)
Net income (loss) from discontinued operations	(25,502)	34,864	(83,916)	(163,917)
Net loss	(292,011)	(247,690)	(1,595,866)	(865,654)
Net loss per share – basic
Weighted average shares outstanding	2,528,751	1,990,990	2,450,880	1,989,601

Net loss per share – basic	$ (0.12)	$ (0.12)	$ (0.65)	$ (0.44)
Net loss per share – diluted
Weighted average shares outstanding	2,528,751	1,990,990	2,450,880	1,989,601
Effect of dilutive securities	0	0	0	0
Weighted average shares outstanding	2,528,751	1,990,000	2,450,880	1,989,601

Net loss per share – diluted	$ (0.12)	$ (0.12)	$ (0.65)	$ (0.44)

Note 6.  Income Taxes

We recorded a benefit from income taxes of $175,200 and $154,900 relating to losses from operations for the thirteen weeks ended June 29, 2008 and July 1, 2007, respectively. For the thirty-nine weeks ended June 29, 2008 and July l 1, 2007, we recorded a benefit from income taxes of $953,166 and $522,200, respectively. At June 29, 2008, we had net operating loss carryforwards for federal tax purposes of approximately $1,900,000 that will begin to expire in 2026. We have research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013. To the extent that we generate taxable income in future periods, we expect to realize our net operating loss carryforward tax benefit to offset regular income tax expense. (See Note 7).

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

We have completed our evaluation of the effects of FIN 48 and have concluded that the adoption of FIN 48 did not impact the consolidated financial statements for the thirteen and thirty-nine weeks ended June 29, 2008. Our federal and state tax returns are potentially open to examinations for fiscal years 2006 and 2007.

Note 7.  Deferred Income Taxes

Our deferred income tax assets and liabilities are recognized for the differences between the financial statement and income tax reporting basis of assets and liabilities based on currently enacted rates and laws. These differences include depreciation, net operating loss carryforwards, capital loss carryforwards, allowance for accounts receivable, inventory valuation adjustments and accrued liabilities. Our current deferred tax asset as of June 29, 2008 and September 30, 2007 was $1,311,000 and $687,000, respectively. We have a long term deferred tax asset as of June 29, 2008 and September 30, 2007 of $914,847 and $555,000, respectively. The Company’s deferred tax asset consists of accrued liabilities of $35,000, reserves for doubtful accounts and inventory of $1,300,000, deferred revenue of $105,000, other of $42,000, net operating loss carryforwards of $713,000 and depreciation of $31,000.

In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generations of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management determined it was more likely than not the deferred tax assets will be realized as of June 29, 2008.

Note 8.  Intangible Assets

Intangible assets subject to amortization consist of the following:

	June 29, 2008		September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Customer lists	$ 700,000	$ 110,834	$ 700,000	$ 58,334	120
Non-solicitation agreement	700,000	221,666	700,000	116,666	60
Other intangibles	8,250	2,369	5,632	1,743	60

Total	$1,408,250	$ 334,869	$ 1,405,632	$ 176,743

Intangible assets are being amortized over their estimated useful lives ranging from 60 months to 120 months (weighted average life of 7.48 years). Amortization of intangible assets was $52,829 and $52,658 for the thirteen weeks ended June 29, 2008 and July 1, 2007, respectively. For the thirty-nine weeks ended June 29, 2008 and July 1, 2007, amortization of intangible assets was $158,126 and $122,972, respectively. Estimated amortization expense of intangible assets for fiscal years 2008, 2009, 2010, 2011, and 2012 and beyond is $211,299, $210,998, $210,998, $210,998 and $384,596 per year, respectively.

Note 9.  Line of Credit, Bank

At September 30, 2007, we had a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit was subject to a defined borrowing base. Amounts outstanding bore interest at prime plus 0.5% (8.25% at September 30, 2007). The line of credit was collateralized by our receivables and inventory. At June 29, 2008 and September 30, 2007, there was $0 and $680,000 outstanding under this agreement. The line of credit from Citizens Independent Bank was paid in full November 2007 in connection with the Valens security agreement transaction (See Note 11).

Note 10.  Other Current Liabilities

Other current liabilities consisted of the following at June 29, 2008 and September 30, 2007:

	June 29, 2008	September 30, 2007
Accrued payroll and related taxes	$ 211,267	$ 234,362
Deferred revenue	126,842	310,074
Other accrued expenses	496,680	124,189
Total	$ 834,789	$ 668,625

Note 11.  Long-Term Debt

On November 23, 2007, Company and its wholly-owned subsidiaries, STEN Credit Corporation, STENCOR, Inc., EasyDrive Cars and Credit Corporation (collectively called the “Borrowers”), entered into a security agreement with LV Administrative Services, Inc. as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens”).

Under the security agreement, Valens may make revolving loans to the Borrowers from time to time during the two year term of up to $5,500,000, subject to a defined borrowing base. The borrowing base takes into account reserves established by Valens, the amount of certain available accounts of the Borrowers, and the amount of certain available inventory of the Borrowers. The amounts loaned to the Borrowers are evidenced by a secured revolving note in the maximum aggregate amount of $5,500,000. Amounts under the secured revolving note mature on November 23, 2009 and bear interest at a rate equal to the prime rate from time to time plus 8.25%, (15.00% at June 29, 2008) but not less than 15%. Interest is payable monthly in arrears commencing on December 1, 2007 and on the first business day of each consecutive calendar month thereafter. In an event of default, as defined under the security agreement, the Borrowers will be obligated to pay additional interest of 2% per month as a penalty until the event of default is cured or waived and the agent may demand repayment of the obligations of the secured revolving note and the security agreement or may elect to demand a default payment equal to 130% of the outstanding principal amount of the secured revolving note, plus accrued but unpaid interest and all other fees and amounts then remaining unpaid.

On November 23, 2007, the Borrowers drew $1,205,054 under the security agreement, of which $1,085,388 was used to repay all of the indebtedness of STEN Credit Corporation to an individual lender and the indebtedness of the Company to Citizens Independent Bank (see Note 9). On December 3, 2007, we drew $1,905,275 under the security agreement to satisfy the Company’s outstanding indebtedness to R.W. Sabes Investment, LLC. An additional $135,691 in funds from the security agreement was used to pay the loan fees of the Lender and its affiliates. We also drew $232,539 on December 3, 2007 to cover certain transaction fees and expenses. If within six months of the date of issue of the note, the Borrowers prepay in full the obligations under the note, the security agreement or any other ancillary agreements, and the security agreement has been terminated, the holder of the note will rebate to the Borrowers 50% of any fees it received from the Borrowers on the date of issue of this note. As of June 29, 2008, we had $5,355,286 in borrowings against the Valens security agreement and $144,714 available.

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

In exchange for the availability of revolving loans under the security agreement, STEN sold Valens 227,794 shares of its common stock (the “Closing Shares”) for $0.01 per share and STEN also issued Valens a common stock purchase warrant (the “Warrant”) to purchase 22,206 shares of its common stock. The Closing Shares represent 9.9% of the Company’s 2,300,957 shares issued and outstanding immediately prior to the security agreement transactions. The exercise price of the Warrant is $0.01 per share and the Warrant has an indefinite term. By the terms of the Warrant, the holder may not exercise any portion of the Warrant that would result in beneficial ownership by the holder and its affiliates of any amount greater than 9.99% of the then outstanding shares of Common Stock (whether or not, at the time of such exercise, the holder and its affiliates beneficially own more than 9.99% of the then outstanding shares of common stock). Prior to transfer by Valens, the Closing Shares and the shares of common stock issuable upon exercise of the Warrant are subject to an irrevocable proxy naming STEN as proxy. The common stock and the common stock warrants were valued at $247,722 using management’s estimation of their fair value and offset against long-term debt. The resulting original issue discount of the fair value of the Warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method. The Company recorded interest expense for the original issue discount of $30,966 and $72,253 for the thirteen and thirty-nine weeks ended June 29, 2008, respectively

The Company and Valens also entered into a Registration Rights Agreement dated November 23, 2007 relating to the Company’s obligation to register for resale the Closing Shares and the shares issuable upon exercise of the Warrant. Under the Registration Rights Agreement, the Company is obligated, among other things, to file a registration statement relating to the registerable securities within 90 days for Valen’s resale offering to be made on a continuous basis. Effective February 14, 2008, Valens waived the Company’s obligations under the Registration Rights Agreement to file a registration statement relating to Valens' registrable securities and to cause such registration statement to be declared effective.

On July 18, 2007, the Company, through its subsidiary BTAC Properties, Inc. sold a parcel of land located in Elk River, Minnesota to Elk River 229 Carson, LLC. The purchase price was $495,000, excluding closing costs and prepayment penalties. The proceeds were used to reduce the Minnesota mortgage to StanCorp Mortgage by $470,482.

In April 2007, STEN began offering for sale up to $25 million of renewable unsecured subordinated notes. As of June 29, 2008, we had $6,612,108 outstanding in renewable unsecured subordinated notes and $320,280 of accrued interest for a total of $6,932,387. The table below represents outstanding renewable unsecured subordinated notes as of June 29, 2008:

Renewable unsecured subordinated notes:

Original Term	Principal Amount	Weighted Average Interest Rate
3 months	$ 379,136	8.61%
6 months	182,819	8.94%
1 year	3,050,892	13.50%
2 years	597,267	13.82%
3 years	2,059,994	14.74%
4 years	249,500	16.04%
5 years	18,500	12.94%
10 years	74,000	12.85%
Total	$ 6,612,108	13.60%

We made interest payments of $278,318 and $575,518 on the renewable unsecured subordinated notes during the thirteen and thirty-nine weeks ended June 29, 2008, respectively. We made $6,193 in interest payments on the renewable unsecured subordinated notes during the thirteen and thirty-nine weeks ended July 1, 2007. The weighted average term on the outstanding renewable unsecured subordinated notes is 22.6 months.

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

On January 11, 2007, STEN Credit borrowed $750,000 from Crown Bank in the form of a promissory note with a term of six months, expiring July 11, 2007. The promissory note was paid on February 13, 2007 using proceeds from the first draw of the available amounts under the credit agreement with Sabes.

On January 2, 2007, STEN Credit Corporation and a private lender entered into a promissory note in the amount of $400,000. This note was paid in full in November 2007.

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the agreement is five years. STEN Credit will pay Flash Motors a total sum of $1,400,000 in exchange for an agreement by Flash Motors and its representatives not to solicit the accounts and prospects provided in the agreement. Concurrently, STEN Credit issued a promissory note to Flash Motors in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. Beginning November 14, 2008, the note holder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.

As of June 29, 2008 and September 30, 2007, the long-term debt consisted of the following:

	June 29, 2008	September 30, 2007
Renewable unsecured subordinated notes	$ 6,612,108	$ 2,792,802
Promissory note - private investor	0	400,000
Promissory notes - Flash Motors	1,400,000	1,400,000
Promissory note - R.W. Sabes Investment, LLC, net of original issue discount of $142,180	0	1,880,259
Promissory note - Valens U.S. SPV I, LLC, net of original discount of $175,469	5,179,817	0
Mortgage note payable - Austin Bank	478,905	491,953
Mortgage note payable - Bremer Bank	371,891	378,709
Totals	14,042,721	7,343,723
Less current portion	(5,093,881)	(2,886,265)
Long term portion	$8,948,840	$ 4,457,458

Note 12.  Segment Reporting

Our three reportable segments are strategic business units that offer different products: consumer finance, retail used car sales, and corporate and contract manufacturing. They are managed separately as each business requires different technology and business processes. STEN Financial is comprised of the businesses of its two subsidiaries: STEN Credit Corporation, which operates the automobile finance business, and EasyDrive Cars and Credit, which operates our retail used car sales lots. The Company includes its STEN Credit business in its consumer finance segment and includes its Easy Drive Cars and Credit business in the separate segment of retail used car sales. Corporate and contract manufacturing represents the administrative activities and costs associated with our general corporate activities, including our Texas-based STENCOR, Inc. subsidiary that is engaged in providing contract injection molding services. The Company did not include in identifiable assets those assets related to discontinued operations. Assets excluded were $2,944,499 and $1,781,782 for the thirteen and thirty-nine weeks ended June 29, 2008 and July 1, 2007, respectively.

Operating loss is total net sales less operating expenses, excluding interest. We did not have any sales between business segments. Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash, certificates of deposit and property and equipment. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive of non-recurring gains or losses. The following table summarizes data by industry segment.

	Corporate and Contract Manufacturing	STEN Financial (Consumer finance)	STEN Financial (Retail used car sales lots)	Total

Thirteen weeks ended June 29, 2008
Revenues	$ 556,411	$ 557,244	$ 3,922,258	$ 5,035,913
Income (loss) from operations	(728,525)	166,718	135,398	(426,409)
Identifiable assets	6,052,631	11,991,212	1,069,701	19,113,544
Depreciation and amortization	19,708	60,985	1,007	81,700
Capital expenditures	59,584	0	205,455	265,029

Thirteen weeks ended July 1, 2007
Revenues	$ 304,454	$ 379,782	$ 372,368	$ 1,056,604
Loss from operations	(368,655)	(45,779)	(44,825)	(459,259)
Identifiable assets	5,663,679	8,210,588	163,033	14,037,300
Depreciation and amortization	25,457	60,210	730	86,397
Capital expenditures	6,617	26,586	6,895	40,098

Thirty-nine weeks ended June 29, 2008
Revenues	$ 1,513,766	$ 1,733,388	$ 7,572,207	$ 10,819,361
Income (loss) from operations	(2,064,631)	(713,502)	363,585	(2,414,548)
Identifiable assets	6,052,631	11,991,212	1,069,701	19,113,544
Depreciation and amortization	52,821	184,077	3,065	239,963
Capital expenditures	77,038	(7,083)	266,180	336,135

Thirty-nine weeks ended July 1, 2007
Revenues	$ 951,902	$ 661,363	$ 491,993	$ 2,105,258
Loss from operations	(927,089)	(151,889)	(34,859)	(1,113,837)
Identifiable assets	5,663,679	8,210,588	163,033	14,037,300
Depreciation and amortization	64,862	135,352	730	200,944
Capital expenditures	71,824	0	69,953	141,777

Note 13.  Commitments and Contingencies

Stock Repurchase Program - On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares that replaced a repurchase program originally adopted in September 2001. On September 29, 2006 our Board of Directors authorized a repurchase program in the amount of 200,000 shares that replaced a repurchase program originally adopted in November 2004. We have not purchased any shares of common stock for the thirteen and thirty-nine weeks ended June 29, 2008. The Company purchased a total of 60 and 37,810 shares of common stock for a cost of $240 and $167,427 during the thirteen weeks and thirty-nine weeks ended July 1, 2007, respectively.

Legal Proceedings - On March 22, 2007, our former Chief Executive Officer, Larry Rasmusson, filed a complaint in Minnesota District Court, Hennepin County, against STEN Corporation claiming breach of contract with regards to split-dollar life insurance policies that are in effect. On January 23, 2008, the parties entered into a settlement agreement relating to the dispute. Under the settlement agreement, the Company may not obtain loans against the policies, the Company and Mr. Rasmusson will appoint a receiver to receive the net proceeds of the life insurance policies, and the Company is obligated to pay $250,000 over a three year period from the execution of the receivership agreement to reduce the outstanding loan balances. The obligation will terminate upon the death of Mr. Rasmusson. The Company has expensed $28,125 and $37,500 related to the settlement for the thirteen and thirty-nine weeks ended June 29, 2008, respectively.

Major Customers and Vendor-

A major customer in our Stencor business represents 40% and 71% of trade receivables as of June 29, 2008 and September 30, 2007, respectively. The customer represented 6% and 25% of total revenues for the thirteen weeks ended June 29, 2008 and July 1, 2007, respectively. The customer represents 9% and 42% of total revenues for the thirty-nine weeks ended June 29, 2008 and July 1, 2007 respectively. At September 30, 2007, the Company had one vendor representing 20% of the accounts payable balance.

Note 14. Equity

Private Placement - In October and November 2007, STEN entered into subscription agreements with eight private investors for the sale, in aggregate, of 310,000 shares of its common stock for cash consideration of $2.50 per share. The closing dates for the subscription agreements were various dates from October 5, 2007 to November 5, 2007. At the closing, the investors delivered, in aggregate, cash of $775,000 for 310,000 shares.

Issuance of Warrants - In January and February 2008, the Company issued warrants to three consultants to purchase an aggregate of 115,000 shares of the Company’s common stock. The warrant exercise price is $3.00 per share of common stock. STEN shares were trading within a range of $1.33 to $1.38 at the time of issuance of warrants. The warrants may be exercised by the holder at anytime and up to five years from the date of execution, at which time all of the warrant holders rights shall expire. The warrants have been determined to have a total market value of $54,788 using the Black-Scholes option pricing model with a range of market value per common share of $1.33 to $1.38, a risk free rate of return range of 2.75% to 3.62%, an exercise period of 2.5 years and a volatility of 70%. Since the warrants may be exercised at anytime, the Company expensed the entire $54,788 in the thirteen week period ended March 30, 2008.

Note 15.  Discontinued Operations

Alliance Cash Advance and Moneyworldlending Sale - On June 24, 2008, our wholly-owned subsidiary, STEN Financial Corporation, signed a letter of intent to sell certain assets including the payday/check cashing business operations of its Alliance Cash Advance and Moneyworldlending businesses effective August 1, 2008, to Western Capital Resources, Inc. The purchase agreement between STEN Financial Corporation and Western Capital Resources, Inc. provides for the sale by STEN Financial Corporation of substantially all of the assets related to the Company’s Alliance Cash Advance and Moneyworldlending businesses, including the tangible and intangible assets of STEN Financial Corporation

As of June 29, 2008, the gain or loss from this transaction has yet to be determined but the Company feels a gain or loss on this transaction would not be material to our reported net income (loss).

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Alliance Cash Advance and Moneyworldlending in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The results for the Alliance Cash Advance and Moneyworldlending operations for the thirteen and thirty-nine weeks ended June 29, 2008 and July 1, 2007, consist of the following:

	For the thirteen weeks ended June 29, 2008	For the thirteen weeks ended July 1, 2007	For the Thirty-nine weeks ended June 29, 2008	For the thirty-nine weeks ended July 1, 2007

Revenue, net	$ 235,406	$ 296,509	$ 805,266	$ 848,240

Operating Expenses	276,208	432,169	939,750	1,184,898

Net Income (loss) Operations	(40,802)	(135,660)	(134,484)	(336,658)

Other expense	(0)	(0)	(0)	(0)

Income (Loss) from discontinued operations before income taxes	$ (40,802)	$ (135,658)	$ (134,484)	$ (336,658)

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

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Burger Time Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The results for the Burger Time operations for the thirteen and thirty-nine weeks ended June 29, 2008 and July 1, 2007, consist of the following:

	For the thirteen weeks ended June 29, 2008	For the thirteen weeks ended July 1, 2007	For the thirty-nine weeks ended June 29, 2008	For the thirty-nine weeks ended July 1, 2007

Revenue, net	$ 0	$ 543,550	$ 0	$ 3,580,035

Cost of goods sold	0	419,797	0	3,303,726

Gross profit	0	123,753	0	276,309

Total operating expenses	0	31,426	0	313,668

Net income (loss) operations	0	92,327	0	(37,359)

Gain on sale of assets:
Sale Price	0	1,806,319	0	1,806,319
Less costs and expenses
Cash in Stores		10,200		10,200
Accounts Receivable		21,124		21,124
Inventories		56,659		56,659
Prepaids		28,505		28,505
Property and Equipment, net		1,424,033		1,424,033
Intangibles, net		71,669		71,669
Prepaid Mortgage Costs		94,129		94,129
Total costs of sale	0	1,706,319	0	1,706,319
Net gain on sale before taxes	0	100,000	0	100,000
Income from discontinued operations before income taxes	$ 0	$ 192,327	$ 0	$ 62,641

The table below is a consolidation of the sale of our Alliance Cash Advance, Moneyworldlending and Burger Time businesses. In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Alliance Cash Advance, Moneyworldlending and Burger Time businesses in the results of continuing operations. The results of operations for these businesses have been reflected as discontinued operations. The income (loss) from discontinued operations for the thirteen and thirty-nine weeks ended June 29, 2008 and July 1, 2007, consist of the following:

	For the thirteen weeks ended June 29, 2008	For the thirteen weeks ended July 1, 2007	For the thirty-nine weeks ended June 29, 2008	For the thirty-nine weeks ended July 1, 2007

Revenue, net	$ 235,406	$ 840,059	$ 805,266	$ 4,428,275

Cost of goods sold	276,208	851,964	939,750	4,488,624

Gross profit	(40,802)	(11,905)	(134,484)	(60,349)

Total operating expenses	0	31,426	0	313,668

Net income (loss) operations	(40,802)	(43,331)	(134,484)	(374,017)

Gain on sale of assets:
Sale Price	0	1,806,319	0	1,806,319
Less costs and expenses
Cash in Stores		10,200		10,200
Accounts Receivable		21,124		21,124
Inventories		56,659		56,659
Prepaid		28,505		28,505
Property and Equipment, net		1,424,033		1,424,033
Intangibles, net		71,669		71,669
Prepaid Mortgage Costs		94,129		94,129
Total costs of sale	0	1,706,319	0	1,706,319
Net gain on sale before taxes	0	100,000	0	100,000
Income (loss) from discontinued operations before income taxes	$ (40,802)	$ 56,669	$ (134,484)	$ (274,017)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Overview

STEN Corporation and subsidiaries (“we”, the “Company” or “STEN”) is a diversified business.

In January 2006, STEN Corporation created a wholly owned subsidiary STEN Financial Corporation. Through this subsidiary, in November 2006, we formed STEN Credit Corporation (formerly known as Colfax Financial Corporation) and began to develop a sub-prime automobile finance business following the acquisition of installment notes and used car dealer inventory or “floor plan” financing notes from Flash Motors, Inc. In February 2007, STEN Financial’s subsidiary, EasyDrive Cars and Credit Corporation, began operating a “Buy Here/Pay Here” retail used auto selling business. Recently we have changed the focus of our business and we expect that the majority of loans in the future will be entered into as a result of vehicles sold at our own retail operations. We sell used vehicles and provide financing for substantially all of our customers. Many of our customers have limited financial resources and would not qualify for conventional financing. As of June 29, 2008, we have two credit offices and three owned retail stores.

Also, through our subsidiary, Stencor, Inc., we manufacture and distribute on a contract basis a line of sterilization containers and filters for use by hospitals and other injection molded and light assembly products.

On June 24, 2008, our wholly-owned subsidiary, STEN Financial Corporation, signed a letter of intent to sell certain assets including the payday/check cashing business operations of its Alliance Cash Advance and Moneyworldlending businesses effective August 1, 2008, to Uron Inc. The purchase agreement between STEN Financial Corporation and Uron Inc. provides for the sale by STEN Financial Corporation of substantially all of the assets related to the Company’s Alliance Cash Advance and Moneyworldlending businesses, including the tangible and intangible assets of STEN Financial Corporation. In accordance with accounting rules, we have reclassified our previously reported financial results to exclude the results of the operations related to the Alliance Cash Advance and Moneyworldlending businesses. All of the financial information in the financial statements and notes to the financial statements has been revised to reflect only the results of our continuing operations. With the sale of Alliance Cash Advance and the Moneyworldlending businesses, Sten Financial now consists of Sten Credit and the Buy Here/Pay Here lots operating under the names of EasyDrive Cars and Credit and Best Price Auto.

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

Results of Operations

For the thirteen weeks ended June 29, 2008 and July 1, 2007

Revenues derived from the ongoing business of STEN Financial and our contract manufacturing business for the thirteen weeks ended June 29, 2008 increased 377% to $5,035,913 from $1,056,604 for the thirteen weeks ended July 1, 2007. This increase of $3,979,309 is due to the Company’s EasyDrive three retail used auto lots being in full operation during the thirteen weeks ended June 29, 2008 as compared to two retail lots for the same period of 2007, and increased sales in the contract manufacturing business. Revenues for STEN Financial were $4,479,502 for the thirteen weeks ended June 29, 2008 as compared to $752,150 for the corresponding period in fiscal 2007. Revenues in our Contract Manufacturing business for the thirteen weeks ended June 29, 2008 increased to $556,411 as compared to $304,454 for the thirteen weeks ended July 1, 2007. The 83% increase in revenue for the thirteen weeks ended June 29, 2008 in our contract manufacturing business comes from an increase in volume of our injection molding and light assembly products.

We expect to see continued revenue growth in our STEN Financial business. The Buy Here/Pay Here vehicle sales and financial business is expected to become the dominate business segment for the Company.

Cost of goods sold related to our Contract Manufacturing business for the thirteen weeks ended June 29, 2008 was $533,637 compared to $394,255 for the corresponding period in fiscal 2007. The cost of goods sold reflects the expenses incurred in our Contract Manufacturing business segment, including sales, marketing and administrative expenses related to Stencor, Inc. The increase in cost of goods sold of $139,382 is a direct result of increased sales and higher sales and marketing costs and the introduction of a new product line for our major customer.

Cost of automobiles sold for the thirteen weeks ended June 29, 2008 was $2,575,875 compared to $219,235 for the thirteen weeks ended July 1, 2007. These expenses reflect the costs of autos sold in our EasyDrive Cars and Credit retail lots, which began in March of 2007. Our expectations are that the total cost of goods sold will increase significantly as we open another new retail location, totaling two for this fiscal year, but will decrease as a percentage of automobile sales as our business continues to mature.

Salaries and benefits in our STEN Financial business for the thirteen weeks ended June 29, 2008 were $324,683 compared to $231,370 for the corresponding period in fiscal 2007. The salaries and benefits included $196,363 in our STEN Credit business, and $128,320 in the Company’s retail auto lots for the thirteen weeks ended June 29, 2008. We expect salaries and benefits in aggregate to increase reflecting additional personnel required to service our business, however, our expectation is that these amounts will decrease as a percentage of sales in future periods.

Occupancy and operating expenses for the thirteen weeks ended June 29, 2008 was $207,232 compared to $87,784 for the thirteen weeks ended July 1, 2007. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. The increase in operating expense as compared to the prior period is because of our expanded EasyDrive business. Currently, the Company has four locations, all in Arizona, in this business segment. Occupancy and operating expenses were $71,844 in our STEN Credit business and $135,388 in the Company’s retail auto lots for the thirteen weeks ended June 29, 2008. Our expectation is this amount will increase significantly, in future periods, as the Company opens new retail locations this fiscal year.

Depreciation for the thirteen weeks ended June 29, 2008 was $61,993 compared to $60,940 for the corresponding period in fiscal 2007. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $60,986 in our STEN Credit operation and $1,007 in the EasyDrive retail lots for the thirteen weeks ended June 29, 2008.

Provision for loan losses and adjustments for the thirteen weeks ended June 29, 2008 were $692,085 compared to $88,319 for the corresponding period in fiscal 2007. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. We expect the provision for loan losses to decrease as a percentage of interest income in future periods as the impact of certain “dealer specific” effects is reduced in the Company’s STEN Credit business.

Interest expense, net for the thirteen weeks ended June 29, 2008 was $761,567 compared to $193,196 for the corresponding period in fiscal 2007. These expenses include a charge of $189,000 relating to prepaid registration costs relating to our renewable unsecured subordinated notes, $57,456 in prepaid Valens debt costs, $30,965 in debt issuance costs relating to the December 2007 Valens Security Agreement and offset by interest income from notes receivable of $2,588. The increase in interest expense, net in the thirteen weeks ended June 29, 2008 is primarily due to a smaller aggregate principal amount of our renewable unsecured subordinated notes outstanding during the thirteen weeks ended July 1, 2007 and the fact that the thirteen weeks ended July 1, 2007 did not include interest expense relating to amounts loaned to us under the Valens security agreement, which was entered into in November 2007.

Selling, general and administrative expenses for the thirteen weeks ended June 29, 2008 increased $64,486 to $305,250 from $240,764 during the thirteen weeks ended July 1, 2007. We expect this trend to continue and increase as our business continues to grow.

For the twenty-six weeks ended June 29, 2008 and July 1, 2007

Revenues consisting of STEN Financial and the contract manufacturing businesses for the thirty-nine weeks ended June 29, 2008 increased 414% to $10,819,361 from $2,105,258 for the thirty-nine weeks ended July 1, 2007. This increase of $8,714,103 is due to two of the Company’s EasyDrive retail used auto lots being in full operation and one opening in June 2008 (during the thirty-nine weeks ended June 29, 2008) compared to one in operation during the corresponding period in fiscal 2007 and an increase in automobile financing revenue. Revenues for STEN Financial were $9,305,595 for the thirty-nine weeks ended June 29, 2008 as compared to $1,153,356 for the corresponding period in fiscal 2007. Revenues in our Contract Manufacturing business for the thirty-nine weeks ended June 29, 2008 increased to $1,513,766 as compared to $951,902 for the thirty-nine weeks ended July 1, 2007. The 59% increase in revenue for the thirty-nine weeks ended June 29, 2008 in our contract manufacturing business comes from an increase in volume our injection molding and light assembly products.

Cost of goods sold related to our Contract Manufacturing business for the thirty-nine weeks ended June 29, 2008 was $1,457,496 compared to $1,147,863 for the corresponding period in fiscal 2007. The cost of goods sold reflects the expenses incurred in our Contract Manufacturing business segment. Even though costs of goods sold increased by $309,633, the gross margin as a percentage of sales is increasing. The contract manufacturing business has become more profitable as it continues to emphasize the higher margins generated from our new customers in the injection molding and light assembly product lines.

Cost of automobiles sold for the thirty-nine weeks ended June 29, 2008 was $5,776,600 compared to $281,535 for the thirty-nine weeks ended July 1, 2007. These expenses reflect the costs of autos sold in our EasyDrive Cars and Credit retail lots, which began in March of 2007. Our expectations are that the total cost of goods sold will increase as we open new retail locations this fiscal year but will decrease as a percentage of automobile sales as our business continues to mature. The increase in cost of automobiles sold reflects the fact that two lots were in operation and one began operation during the thirty-nine weeks ended June 29, 2008 as compared to two lots in earlier stages of operation for the corresponding period of 2007.

Salaries and benefits in our STEN Financial business for the thirty-nine weeks ended June 29, 2008 were $942,356 compared to $405,208 for the corresponding period in fiscal 2007 primarily due to expanding EasyDrive Cars and Credit. The salaries and benefits included $556,843 in our STEN Credit business and $385,513 in the Company’s retail auto lots for the thirty-nine ended June 29, 2008. We expect salaries and benefits in aggregate to increase reflecting additional personnel required to service our business, however, our expectation is that these amounts will decrease as a percentage of sales in future periods.

Occupancy and operating expenses for the thirty-nine weeks ended June 29, 2008 was $513,391 compared to $137,148 for the thirty-nine weeks ended July 1, 2007. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. Currently the Company has four locations, all in Arizona, in this business segment. Occupancy and operating expenses were $237,138 in our STEN Credit business and $276,253 in the Company’s retail auto lots for the thirty-nine weeks ended June 29, 2008. Our expectation is this amount will increase significantly, in future periods, as the Company opens new retail locations this fiscal year.

Depreciation for the thirty-nine weeks ended June 29, 2008 was $187,140 compared to $137,884 for the corresponding period in fiscal 2007. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $184,075 in our STEN Credit operation and $3,065 in the EasyDrive retail lots for the thirty-nine weeks ended June 29, 2008.

Provision for loan losses and adjustments for the thirty-nine weeks ended June, 2008 were $1,484,331 compared to $95,305 for the corresponding period in fiscal 2007. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. We expect the provision for loan losses to decrease as a percentage of interest income in future periods as the impact of certain “dealer specific” effects is reduced in our STEN Credit business.

Interest expenses for the thirty-nine weeks ended June 29, 2008 were $2,006,140 compared to $318,291 for the corresponding period in fiscal 2007. These expenses include charges of $553,775 relating to prepaid registration costs, $142,000 relating to the retirement of the Sabes debt, $134,064 related to prepaid Valens debt costs, and $72,252 in debt issuance costs relating to the December 2007 Valens Security Agreement, offset by interest income from notes receivable of $43,303.

Selling, general and administrative expenses for the thirty-nine weeks ended June 29, 2008 increased $170,594 to $866,455 from $695,861 during the thirty-nine weeks ended July 1, 2007. We expect this trend to continue and increase as our business continues to grow.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through various debt arrangements, sales of debt and equity, and cash provided by operations. In fiscal year 2008 and 2007, principal liquidity needs have included cash for making loans in our automobile finance business and our development of our “Buy Here/Pay Here” retail used car business and debt service requirements.

We believe that we have adequate capital to meet our cash requirements for the next twelve months from our internal working capital and a security agreement we entered into with U.S. SPV I, LLC (“Valens”) on November 23, 2007. However, our auto finance business conducted through STEN Credit will require significant capital to continue to grow. Since we began conducting this business, we have relied upon receivable-based borrowings and the sale of our renewable unsecured subordinated notes to support the growth of this business. If such borrowings were not available to us and if we are unable to otherwise adequately fund the STEN Credit business, the growth of this business, and of the Company, could be restricted. In our lending businesses, we expect that net receivable balances will grow in the foreseeable future. We expect that, given our relatively early-stage involvement in these businesses, growth in the financial business will require significant additional capital to maintain the targeted growth rates.

As of June 29, 2008, we had working capital of $1,308,858 as compared to $197,139 at September 30, 2007, and long-term debt of $8,948,840 at June 29, 2008 compared to $4,457,458 at September 30, 2007. The $1,111,719 increase in working capital at June 29, 2008 compared to September 30, 2007 was primarily the result of the private placement of common stock in November 2007 that raised $775,000, draws on the security agreement with Valens through June 29, 2008 for $5,355,286, and an increase proceeds from our renewable unsecured subordinated notes of $3,819,306 for the thirty-nine weeks ended June 29, 2008. We expect to continue to fund the growth in our business through the on-going renewable unsecured subordinated note offering and additional senior secured borrowings; although, there is no assurance our efforts will be successful. As the collateral base of receivables grows, we expect to work with our existing senior lender to increase the amount of borrowings available.

Operating Activities

As of June 29, 2008, we had $286,167 in cash and cash equivalents as compared to $156,399 at September 30, 2007. We also had $144,714 available under the terms the security agreement with Valens as of June 29, 2008. Net cash used in operating activities was $5,580,777 for the thirty-nine weeks ended June 29, 2008, compared to $5,726,867 used in operating activities for the thirty-nine weeks ended July 1, 2007. The primary uses of cash for the period ended June 29, 2008 were to fund the net loss of $1,511,950, pay accounts receivable of $84,112, pay loans receivable of $3,986,617, increase inventories by $642,210, and dealer reserve payable of $1,034,915.

Investing Activities

Investing activities for continuing operations consist primarily of purchasing assets (tangible and intangible) to develop new businesses or augment existing businesses, including the acquisition of assets in 2007 purchase of intangible assets from Flash Motors, Inc. under the non-solicitation agreement. We have financed the purchase of these assets with a promissory note in the case of Flash Motors. Net cash from investing activities was $129,805 for the thirty-nine weeks ended June 29, 2008 as compared to net cash used in investing activities of $536,581 for the thirty-nine weeks ended July 1, 2007. The difference is primarily due to the acquisition activity in the thirty-nine weeks ended July 1, 2007 that was not present in the thirty-nine weeks ended June 29, 2008.

Financing Activities

Net cash provided by financing activities was $5,785,488 for thirty-nine weeks ended June 29, 2008, compared to $4,108,396 for the thirty-nine weeks ended July 1, 2007. The change was primarily due to proceeds from the Valens security agreement of $5,535,284 offset by repayments of obligations to an individual lender, Citizens Independent Bank and R.W. Sabes Investment, LLC in the amount of $2,990,663 in late November and early December 2007. Additionally, the Company received $775,000 in proceeds from a common stock private placement and received debt proceeds of $3,819,306 from its renewable unsecured subordinated notes during the thirty-nine weeks ended June 29, 2008 and used $167,427 to repurchase its common stock in the thirty-nine weeks ended July 1, 2007.

Under the security agreement among STEN, certain of our subsidiaries and Valens, Valens may make revolving loans to these borrowers from time to time during the two year term of up to $5,500,000, subject to a defined borrowing base. The borrowing base takes into account reserves established by Valens, the amount of certain available accounts of the borrowers and the amount of certain available inventory of the borrowers. The amounts loaned to the borrowers are evidenced by a secured revolving note in the maximum aggregate amount of $5,500,000 that matures on November 23, 2009 and bears interest at a rate equal to the prime rate from time to time plus 8.25%, but no less than 15%. Interest is payable monthly, in arrears, commencing on December 1, 2007 on the first business day of each consecutive calendar month thereafter. In an event of default, as defined under the security agreement, the borrowers will be obligated to pay additional interest of 2% per month as a penalty until the event of default is cured or waived and the agent for Valens may demand repayment of the obligations of the note and the security agreement or may elect to demand a default payment equal to 130% of the outstanding principal amount of the note, plus accrued but unpaid interest and all other fees and amounts then remaining unpaid. The obligations of the security agreement and the note are secured by a security interest in all of the borrowers’ assets, as well as the assets of our other subsidiaries and our equity interest in our subsidiaries.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 1 to the consolidated financial statements. Our critical accounting policies and estimates are those both having the most impact to the reporting of our financial condition and results, and requiring significant judgments and estimates. Our critical accounting policies include those related to (a) revenue recognition, (b) allowance for uncollectible accounts and loans receivable, (c) inventories, (d) goodwill, intangible and other long-lived assets,(e) accounting for business combinations, (f) valuation of stock-based compensation award, and (g) accounting for tax collection.

(a) Revenue Recognition and Shipping and Handling Costs  – Interest on notes receivable associated with the vehicle installment notes is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29.9% per annum. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge revenue over the life of the loan. Should inventory financing receivables, or note receivables be determined to be impaired, the recognition of revenue would be suspended and a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows would be recorded. Under our current arrangements with the dealer-partner in the event of default, the dealer-partner is required to pay the remaining principal amount of the contract and the vehicle collateral is assigned to the dealer for foreclosure and repossession.

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

(d) Goodwill, Intangible and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. Property and equipment, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe no impairment charges need to be recorded as of June 29, 2008.

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

We are in the process of complying with the mandates of Section 404 of the Sarbanes-Oxley Act of 2002. We are required to comply with certain provisions of Section 404 relating to management’s certification as to internal controls in our Form 10-K for the year ended September 27, 2009. The regulatory agencies are continuing to study the issues surrounding compliance, particularly as it relates to smaller public companies. We have done due diligence to understand the requirements and corresponding work necessary to successfully document our system of internal controls to the standards and satisfaction of third parties. The potential cost of compliance with Section 404 to our shareholders in relation to the benefits, may be significant. In considering our compliance efforts, we believe that these additional costs and expenses will confirm the existence of an effective and functioning control system.

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

In the context of our Sarbanes-Oxley Section 404 compliance, we will continue to take steps to mitigate the lack of segregation of duties inherent in a small company. Specifically we have instituted and documented strong control environment and corporate-level controls. We have constituted a formal financial reporting disclosure committee consisting of the Company’s CEO, CFO and at least on audit committee member to review, discuss and approve the disclosures made in our periodic reports. Further, our procedure calls for one or more members of the audit committee to perform detailed reviews of key accounts and key reporting areas, including, but not limited to, bank account reconciliations, debt, equity and related party transactions. We believe that these controls and procedures mitigate the lack of segregation of duties and allow us to conclude that our disclosure controls and procedures are effective.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

No purchases were made by STEN of its equity securities in the thirty-nine week period ended June 29, 2008.

In April 2007, we began a public offering of up to $25 million of renewable unsecured subordinated notes. During the thirty-nine weeks ended June 29, 2008, we sold an additional $3,819,306 in principal amount of notes for $6,612,108 in outstanding in renewable unsecured subordinated notes at June 29, 2008. The proceeds from the renewable unsecured subordinated notes sold during the thirty-nine weeks ended June 29, 2008 were used for the general obligations of the Company.

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

STEN CORPORATION
Date: August 13, 2008	By: /s/ Kenneth W. Brimmer Kenneth W. Brimmer, Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2008	By: /s/ Mark F. Buckrey Mark F. Buckrey, Chief Financial Officer (Principal Financial and Accounting Officer)