Form 10-K
period 2008-09-28
STEN CORP
filed 2009-01-13
CIK 350557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

______________________________

FORM 10-K

______________________________

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 28, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [   ]  Yes   [ X ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

[   ]  Yes    [X]  No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding- 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X]   Yes     [   ]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  Large Accelerated Filer  [   ]         Accelerated Filer  [  ]  Non-Accelerated Filer  [  ]    Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): [   ]   Yes     [X]   No

Based upon the $3.05 per share closing price of the registrant’s common stock on March 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by The NASDAQ Capital Market, the aggregate market value of such common stock held by non-affiliates of the registrant as of March 30, 2008 was approximately $6,391,433.

As of December 29, 2008, the issuer had outstanding 2,528,751 shares of common stock, $.01 par value.

Documents Incorporated by Reference:    None.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

Statements included in this Annual Report on Form 10-K, in our quarterly reports, in future filings by us with the Securities and Exchange Commission, in the Company’s press releases, and oral statements made with the approval of an authorized executive officer that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words “believe,” “expect,” “will,” “can,” “estimate,”  “anticipate” and similar expressions are intended to identify such forward-looking statements. Certain important factors could cause results to differ materially from those anticipated by some statements made herein and these statements are not predictions of actual future results. Investors are cautioned that all forward-looking statements involve risks and uncertainties. A number of factors that could cause results to differ materially are those discussed in this Annual Report on Form 10-K, including those discussed under Item 1A “Risk Factors,” as well as others not now anticipated. All such forward-looking statements, whether written or oral, and whether made by or on our behalf are expressly qualified by these cautionary statements. In addition, we disclaim any obligation to update forward-looking statements to reflect events or circumstances after the date hereof.

Introduction

STEN Corporation is a diversified business. We were incorporated in Minnesota in 1978 under the name Oxboro Medical International, Inc. In February 2005, we changed our name to STEN Corporation (“STEN”) from Sterion Incorporated. Our corporate offices are located in Minnetonka, Minnesota.

Currently, our operations are divided into two areas. The first is the business operations of STEN, which includes our corporate functions and a contract manufacturing business we conduct through our subsidiary, Stencor, Inc. Since May 2003, Stencor has provided contract manufacturing services at our Jacksonville, Texas facility. Historically, we have provided contract services to a single customer, STERIS Corporation; however, we have recently added four new customers to our contract manufacturing business and have started a distribution business known as Zbiz.

The second area of our continuing operations is comprised of the business of STEN Financial Corporation (“STEN Financial”) and its two subsidiaries: STEN Credit Corporation (“STEN Credit”) and EasyDrive Cars and Credit Corporation (“EasyDrive”). Since November 2006, STEN Credit has provided automobile loans to consumers with poor or limited credit history. STEN Credit also provides inventory financing to used car dealers.

In February 2007, through EasyDrive, STEN Credit opened a “Buy Here/Pay Here” retail used car business where we both sell used cars and finance their sale through STEN Credit. We lease used car lots in Phoenix, Maricopa and in Tucson, Arizona and operate these three used car lots under the names “EasyDrive Cars and Credit”.”

From October 2006 to July 2008, our subsidiary, Alliance Advance, Inc. (“Alliance Advance”), had provided payday cash advances through a website at www.moneyworldlending.com, deferred presentment loans and check cashing services under the name “Alliance Cash Advance” at a retail store in Tempe, Arizona and through three stores located in Salt Lake City, Utah. On July 31, 2008, STEN Financial and Alliance Advance completed a sale of substantially all assets of this business to Western Capital Resources, Inc. for promissory notes totaling $263,038.

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

The recent business development activities of STEN Financial, together with the sale of our Alliance Advance Burger Time businesses, reflects our strategic decision to focus our management attention and resources on businesses we believe will provide better opportunities to grow value for our shareholders.

Note Regarding Fiscal Year and Discontinued Operations

On September 19, 2006, the Board of Directors of STEN adopted a resolution changing STEN’s fiscal year end from September 30 to the Sunday closest (before or after) to September 30. As a result, our 2008 fiscal year ended on Sunday, September 28, 2008 and our 2009 fiscal year will end on Sunday, September 26, 2009. The Board of Directors also changed the quarterly periods within the new fiscal year such that each quarter will consist of thirteen weeks of two four-week periods followed by one five-week period.

In our fiscal year 2008 and 2007 financial statements, we accounted for the sale of our Alliance Advance in July 2008 and Burger Time business in May 2007, all as “Discontinued Operations.”

CONTRACT MANUFACTURING BUSINESS

Principal Products and Distribution

In our Contract Manufacturing business, we manufacture sterilization containers and associated materials. These products are manufactured and distributed from our facility located in Jacksonville, Texas. The Texas facility is ISO 13485 certified. We recently added four new customers to our Contract Manufacturing business. Further, we have a distribution agreement with Air Glacier Systems, Inc. to manufacture and distribute Zero Bug Zone and distribute Liquid Filter products. These products are distributed through a division of Stencor called ZBiz and are sold principally through the website www.gozbiz.com.

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

STEN FINANCIAL BUSINESS

Products and Services

STEN Financial is comprised of STEN Credit Corporation and EasyDrive Cars and Credit. At our two locations of STEN Credit, we provide automobile financing to consumers with poor or limited credit history. Our EasyDrive Cars and Credit locations are Buy Here/Pay Here used car lots. The profitability of our STEN Credit and EasyDrive retail used auto lots depends on our ability to minimize our changes in credit costs and our ability to efficiently collect loan amounts due from our customers. Various factors beyond our control, such as the cost of credit, may also affect our business.

Our Locations

Our STEN Financial business, operates in five separate leased locations, consisting of two STEN Credit store fronts located in Arizona and three used car lots in Arizona, two in greater Phoenix and another in Tucson. The STEN Credit store fronts range from approximately 1,800 to 2,400 square feet and the retail car lots are approximately 34,000 and 25,000 square feet in Phoenix and 34,400 square feet in Tucson.

Our Customers

Our STEN Credit and “Buy Here/Pay Here” retail used car customers typically would not qualify for conventional financing as a result of limited credit histories or past credit problems.

Competition

In our STEN Financial business, we face competition from traditional borrowers like banks, credit unions, automobile finance companies, and non-traditional borrowers in the sub-

prime markets like finance companies.

In our auto financing business, the market for consumers who do not qualify for conventional auto financing is large and highly competitive. We compete directly with other “Buy Here/Pay Here” dealerships where the dealer finances the consumer’s purchases and services the consumer loan themselves. The market is also served by banks, captive finance affiliates of automobile manufactures, credit unions and independent finance companies both publicly and privately owned. Many of these companies are much larger than we are and have greater resources than we do. These companies typically target customers with better credit within our markets. In order to be successful we believe that we must provide a high level of service to our customers and dealer-partners. There is the potential that significant direct competition could emerge and that we may be unable to compete successfully.

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

Government Regulation

In our STEN Financial business we are subject to regulation by federal and state governments that affects the products and services we provide. In general, these regulations are designed to protect consumers who deal with us. These regulations include those governing lending practices and terms, such as content, form and accuracy of our consumer disclosures, limitations on the cost of credit, fair debt collection practices and rules regarding advertising content. We are also subject to a variety of state and federal regulations restricting the use and seeking to protect the confidentiality of identifying and other personal consumer information. We have systems in place intended to safeguard this information.

Moreover, various aspects of STEN Financial businesses are subject to various state and federal laws and regulations, which:

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

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable laws and regulations. Additionally, we believe that our operating procedures and employee training programs support our compliance with regulatory requirements.

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

Research and Development Expenditures

We did not incur any expenses related to research and development for the years ended September 28, 2008 and September 30, 2007.

Employees

At September 28, 2008, we had 60 employees. The following table shows the number of employees in each of our businesses at September 28, 2008:

Business/Location	Employees
STEN corporate functions (Minnetonka, Minnesota )	4
Stencor (Jacksonville, Texas)	26
STEN Credit (Scottsdale and Tucson, Arizona)	11
EasyDrive (Phoenix and Tucson, Arizona)	19

We have never had a work stoppage and none of our employees are currently represented under collective bargaining agreements. We consider relations with our employees to be good.

ITEM 1A.  RISK FACTORS

The occurrence of any of the following risks could harm our business.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our operations.  If any of these risks materialize, the trading price of our common stock could decline, and investors may lose all or part of their investment.

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

Historically, part of our business strategy has been to identify and test the viability of new business opportunities. We have further developed some business opportunities, such as our “Buy Here/Pay Here” automobile sales business. We have also determined that some business opportunities were not viable, such as the Alliance Advance, Inc. We will not develop every business we evaluate. Further, exploring new business opportunities can be time consuming, result in significant expenses that may never be recouped and may divert management’s attention from our existing businesses. Even if we determine to further develop a business, the integration of any new business into our ongoing business will likely be a complex, time consuming and expensive process and may disrupt business operations if not completed in a timely and efficient manner. Our failure to successfully integrate any new businesses with our existing businesses, which may be particularly difficult given the diversity of our existing businesses or to receive the anticipated benefits of new businesses could have a material adverse effect on our business, financial condition and operating results.

Our historical financial results may not be indicative of future results because of our change in strategic direction.

In our fiscal year ended September 28, 2008, our total revenues were $15,871,601, consisting of revenue from our corporate and contract manufacturing business of $2,053,430 and revenue from our STEN Financial business of $13,818,171. In November 2006, we made the strategic decision to focus substantially all of our limited resources on the automobile finance business conducted by our STEN Credit subsidiary. Further, on July 31, 2008, we completed the sale of substantially all assets related to our Alliance Advance Inc. business to Western Capital Resources, Inc. and on May 11, 2007, we completed the sale of assets related to our Burger Time business to BTND, LLC. Therefore our fiscal year 2008 operating results provide only a limited basis for you to assess our consolidated business and our historical financial results are not indicative of our future financial results.

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

Our future success depends, in significant part, upon the continued service and performance of our senior management and other key personnel, in particular, Kenneth W. Brimmer, our Chief Executive Officer, John E. Halvorsen, the Chief Operating Officer of STEN Financial, and Mark F. Buckrey, our Chief Financial Officer. The loss of Mr. Brimmer’s or Mr. Halvorsen’s services could impair our ability to effectively manage our company and to carry out our business plan. We are also dependent upon key personnel in each of our businesses and the ability of our management to effectively manage and grow our various businesses. In addition, competition for skilled employees in our industry is intense. Our future success also depends on our continuing ability to attract, retain and motivate highly qualified managerial, service, technical and sales personnel. Our inability to retain or attract qualified personnel could have a significant negative effect and materially harm our business and financial condition.

Our management has limited experience in the automobile finance business, the payday lending business, or the retail used car business.

While we have historically been a diverse business, our business had been primarily focused on the development, marketing, manufacturing and sale of various medical products. Therefore, our senior management team has limited experience in our automobile finance business. Our management’s experience consists of its experience in our businesses, each of which has only recently been developed. Because of the inexperience of our management, we cannot assure you we will be able to manage each of these businesses profitably, particularly during the critical start-up phase of each business, or be able to identify and effectively pursue growth opportunities in any of our existing businesses. Our lack of experience in each of these businesses could result in significant losses for our businesses or failure of a single or particular business, either of which would negatively effect and materially harm our business and financial condition.

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

Management’s assessment identified material weaknesses in internal controls over financial reporting as of September 28, 2008. Controls related to financial close and reporting for financial statement and footnote preparation including analysis of the estimates related to deferred tax asset; the loans allowance for auto financing and accounting for the debt medication were inadequate as of September 28, 2008. These deficiencies in the design and implementation of our internal control over financial reporting resulted in post-closing adjustments to be recorded in the fourth quarter of 2008. These adjustments were limited to $52,008 and were not material to previously reported interim periods, but were material had they not been detected on audit.

Because of the material weakness described above, management believes that, as of September 28, 2008, our internal controls over financial reporting were not effective.

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

We enter into automobile contracts primarily through our three Company “Buy Here/Pay Here” locations and recourse relationships with eleven automobile dealer-partners. Many of our competitors have long-standing relationships with used automobile dealers and may offer dealers or their customers other forms of more attractive or favorable financing that we currently do not provide. Our dealer-partner program may be difficult to develop with new dealers in its current form if these dealers determine that alternative programs are more attractive. Additionally, because we compete with some of our dealer-partners in our “Buy Here/Pay Here” retail used car business; it may be more difficult for us to maintain our relationships with dealer-partners. If we are unsuccessful in maintaining and expanding our “Buy Here/Pay Here” locations, we may be unable to purchase contracts in volume and on the terms that we anticipate and consequently our automobile finance business would be materially and adversely affected.

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

A used car inventory financing program involves the basic risks inherent in inventory financing, such as the risk that the dealer’s cost of holding the inventory may result in a loss on the ultimate sale of the inventory and make it more difficult for the dealer to repay the amount borrowed for the inventory financing. However, because of our inability to exercise full control over the floored items of inventory, our exposure to loss is generally greater than in other similar types of financing. Further, most dealers have minimal capital bases relative to debt. As a result, if the value of the collateral at the time of the loan to the dealer-partner or subsequently is less than the amount financed, we may face greater risk that any delinquency will not be covered by the collateral and losses. In addition, individual dealers may utilize multiple financial sources. In one case, we discovered that a dealer’s collateral was pledged to multiple lenders, resulting in competing security interests covering the same collateral. Should a similar situation develop in the future we could suffer a substantial loss.

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

In our automobile finance business, our dealer partner is assigned the responsibility of repossessing vehicles in the case of default under the consumer installment notes. The rate of default and repossessions varies from dealer to dealer; however, our expected rate is approximately 25% of all contracts entered into. Although our dealer-partner is responsible for making the repossessions, a consumer may claim that we are vicariously responsible for wrongful actions of the dealer-partner in performing the repossession. Because of the possibility of legal claims arising from defaults and repossessions, we may become involved in legal disputes with consumers or dealer-partners. Our agreement with the dealer-partner provides that the full amount of the consumer’s installment note contract is with full recourse to the dealer, meaning that the dealer must satisfy any remaining loan balance in the event of default. However, the high percentage of defaults by consumers could make it more difficult for dealer-partners to be able to satisfy their obligation to us, especially if the dealer-partner is not able to resell a repossessed vehicle and obtain at least the amount of the outstanding loan balance. Defaults by consumers and repossessions by dealer-partners may increase claims against us and the rate of defaults by dealer-partners, either of which will adversely affect our business, financial condition and results of operations.  In fiscal 2008, the Company has decided to exit the business dealing with dealer-partners.

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

For the year ended September 28, 2008, we realized sales of approximately $2,053,430 from our contract manufacturing business, of which $1,251,537 were derived from sales to STERIS Corporation.

Our manufacturing agreement with STERIS continues through December 31, 2008 with extensions subject to agreement between the parties. STERIS may terminate the agreement at any time upon 90 days notice. The Company is in the process of negotiating a new agreement with STERIS. While we are obligated to manufacture the products exclusively for STERIS, STERIS has the right to manufacture the products itself or arrange for another party to manufacture the products. Our manufacturing agreement with STERIS does not contain any minimum purchase obligations, nor does it contain requirements that a certain percentage of STERIS’ sales are of our products. Further, purchases by STERIS depend upon STERIS’ ability to market and sell these products to its customers effectively. STERIS may choose to devote its efforts to its other products or products that compete with ours, or may reduce or fail to devote the necessary resources to provide effective sales and marketing support of the products we manufacture and supply. We believe that our future success will continue to depend in large part upon the success of STERIS in generating demand for the products we manufacture. Any significant reduction, delay or cancellation of orders from STERIS, or the loss of STERIS as the sole customer for our contract manufacturing business, could have a negative impact upon the operating results of our contract manufacturing business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1. PROPERTIES

We lease approximately 1,140 square feet of office space for our headquarters in Minnetonka, Minnesota, a suburb of Minneapolis. The lease requires monthly payments of $3,000 per month and expires on March 31, 2009 with our option to extend the lease for an additional 36 months. We paid rents in the amount of $39,439 for the year ended September 28, 2008.

In April 2008, STEN Financial assumed a land lease located in Phoenix, Arizona, under which the Company has developed a “Buy Here/Pay Here” automobile business under the name “EasyDrive Cars and Credit”.  This second Phoenix lot opened for business on October 1, 2008. The Phoenix lot consists of approximately 25,000 square feet with approximately 2,000 square feet of office space. Monthly rent is $1,800 and the lease expires on April 30, 2028.  We paid rents of $1,800 for the year ended September 28, 2008 and $0 for the year ended September 30, 2007.

In March 2008, STEN Financial entered into a lease for retail automobile sales lot located in Tucson, Arizona under which operates a “Buy Here/Pay Here” automobile business under the names “EasyDrive Cars and Credit” and a STEN Credit office. The Tucson lot consists of approximately 33,400 square feet with a showroom of approximately 4,800 square feet and offices of approximately 2,100 square feet. Monthly rent is $7,514 and the lease expires on March 31, 2011. We paid rents in the amount of $23,400 for the year ended September 28, 2008.

 In March 2007, STEN Financial entered into a lease for retail automobile sales lot located in Phoenix, Arizona under which it operates a ”Buy Here/Pay Here” automobile businesses under the names “EasyDrive Cars and Credit”. The Phoenix lot consists of approximately 34,000 square feet with two small, modular office structures. Monthly rent is $7,215 and the lease expires on August 31, 2013. We paid rents in the amount of $87,735 for the year ended September 28, 2008.

In November 2006, STEN Credit entered into a lease for certain real property located in Scottsdale, Arizona. The Phoenix property consists of 1,800 square feet with a monthly base rent of $3,822. The term of the Scottsdale expires December 31, 2009, which we anticipate to renew for one year. The Scottsdale rent expense was $46,227 and $40,922 for the years ended September 28, 2008 and September 30, 2007, respectively.

We also own real property located in Jacksonville, Texas consisting of 15 acres of land and an approximately 30,000 square foot steel manufacturing facility used in our contract manufacturing operations.

Our wholly-owned subsidiary, BTAC Properties, Inc. (“BTAC Properties”), currently owns eight properties relating to our former Burger Time business that are subject to mortgages. As part of our sale of our Burger Time assets to BTND, LLC on May 11, 2007, these eight properties and their respective mortgages were transferred to BTND, with BTND’s assumption of the mortgages subject to the mortgagees consent. Pending receipt of consent of the mortgagee, we entered into two promissory notes with BTND and we use the proceeds of these notes to pay the mortgage amounts on the eight properties. As of September 28, 2008, $1,344,407 was outstanding on the mortgages relating to these properties. Kenneth W. Brimmer, our Chief Executive Officer and director and Gary Copperud, a former director, are joint and several borrowers with BTAC Properties on the mortgage notes. To facilitate the payment by BTAC Properties of the obligations under the mortgage notes, BTAC and BTAC Properties have entered into lease for each of the eight properties. The rent amounts to be paid by BTAC to BTAC Properties under the leases have been assigned to the lender for repayment of amounts owed under the Notes.  The obligations of the notes relating to each of the eight are secured by a mortgage, assignment of rents, security agreement and fixture filing in favor of the lender on each of the eight properties.

The following table describes these eight Burger Time locations:

Burger Time Locations
	Building	Land
Location	(Approx Sq Ft)	(Square Feet)
Fargo, North Dakota	600	35,000
Moorhead, Minnesota	600	22,680
Waite Park, Minnesota	600	17,575
Detroit Lakes, Minnesota	600	18,000
Bismarck, North Dakota	600	30,750
Grand Forks, Minnesota	650	29,580
Minot, North Dakota	800	33,600
Fergus Falls, Minnesota	2,743	22,880

ITEM 2. LEGAL PROCEEDINGS

We have been and are involved in various legal proceedings and other matters that arise in the normal course of our business. Based upon currently available information, we believe that the ultimate resolution of these matters will not have a material effect on the financial position, liquidity or results of operations of the Company.

ITEM 3. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Use of Notes Proceeds

On April 5, 2007, the Securities and Exchange Commission declared effective our registration statement for the sale of up to $25 million of renewable unsecured subordinated notes with maturities from three months to ten years. As of September 28, 2008, we sold $7,504,571 in renewable unsecured subordinated notes. All of the proceeds from the renewable unsecured subordinated notes have been used to fund the Company’s working capital requirements.

Market for Common Equity

Our common stock is traded on The NASDAQ Capital Market under the symbol “STEN”. The following table sets forth the quarterly high and low closing sale prices for our common stock for each quarter of the past two fiscal years as reported by The NASDAQ Capital Market. The prices may not reflect actual transactions.

	Closing Sales Price
Period	High	Low
Fiscal 2007
First Quarter	$ 5.04	$ 3.98
Second Quarter	4.70	4.00
Third Quarter	4.27	3.51
Fourth Quarter	4.45	3.14
Fiscal 2008
First Quarter	$ 3.41	$ 1.19
Second Quarter	4.70	1.22
Third Quarter	3.65	1.53
Fourth Quarter	1.55	0.80

As of November 26, 2008, there were approximately 400 holders of record of our common stock.

Common Stock Purchase Warrants

In connection with a registered offering that was completed in October 2000, we issued warrants to purchase common stock that originally expired three years after issuance (the “Warrants”). On May 11, 2005, our Board of Directors extended the expiration date of the outstanding Warrants to September 30, 2011 at 5:00 p.m. Minneapolis time. At September 28, 2008, there were 762,089 outstanding common stock purchase warrants to purchase 219,900 shares at $4.50 per share, 359,983 shares at $4.00 per share, 115,000 shares at $3.00, 22,206 shares at $1.00 and 45,000 shares at $0.01. At September 30, 2007, there were outstanding common stock purchase warrants to purchase 219,000 shares at $4.50 and 359,983 shares at $4.00 per share.

Dividend Policy

We have paid no cash dividends on our common stock and do not intend to pay any dividends in the future.

Information Regarding Equity Compensation Plans

The following table sets forth information regarding our equity compensation plans in effect as of September 28, 2008. Each of our equity compensation plans is an “employee benefit plan” as defined by Rule 405 of Regulation C of the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders: (Option Grants)	416,300	$4.83	185,700

Equity compensation plans not approved by stockholders:	762,089	$3.64	-

Total	1,178,389	$4.07	185,700

The equity compensation plans not approved by stockholder includes warrants issued to consultants.  In January and February 2008, the Company issued warrants to three consultants to purchase an aggregate of 115,000 shares of the Company’s common stock. The warrant exercise price is $3.00 per share of common stock. STEN shares were trading within a range of $1.33 to $1.38 at the time of issuance of warrants. The warrants may be exercised by the holder at anytime and up to five years from the date of execution, at which time all of the warrant holders rights shall expire.  In February 2007, the Company also issued warrants to purchase 219,900 shares of common stock at $4.50 per share.

Grant date	Warrant Outstanding	Expiration date	Exercise price
09/30/2000	359,983	09/30/2011	$4.00
02/14/2007	219,900	03/01/2012	$4.50
12/03/2007	22,206	03/01/2012	$1.00
01/01/2008 -02/27/2008	115,000	01/01/2013-02/27/2013	$3.00
08/22/2008	45,000	08/22/2013	$0.01
	762,089		$3.642

Repurchases of Common Stock

We made no purchases of our equity securities in the fourth quarter of the fiscal year ended September 28, 2008.

ITEM 5. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of selected factors, including those set forth under “Risk Factors” in Item 1A. All forward-looking statements included herein are based on information available to us as of the date hereof, and we undertake no obligation to update any such forward-looking statements.

Critical Accounting Estimates and Policies

This Item discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.

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

(a) Revenue Recognition and Shipping and Handling Costs – Interest on notes receivable associated with the consumer auto loans or vehicle installment notes is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge revenue over the life of the loan. Should inventory financing receivables, or note receivables maybe determined to be impaired, the recognition of revenue would be suspended and a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows would be recorded. Under our current arrangements with the dealer-partner in the event of default, the dealer-partner is required to pay the remaining principal amount of the contract and the vehicle collateral is assigned to the dealer for foreclosure and repossession.

In our “Buy Here/Pay Here” retail used auto sales business, revenue is recognized from the sale of a vehicle when the vehicle is delivered, the sales contract is signed, the down payment is received and funding has been approved.

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

(d) Goodwill, Intangibles and Other Long-Lived Assets - Property, equipment and intangible assets are amortized over their useful lives. Useful lives are based on management’s estimates of the period that the assets will generate revenue. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. During Fiscal 2008, the Company decided to shift its auto finance business away from the “dealer/partner relationships towards financing its own contracts through its “Buy Here/Pay Here” lots.  The Company’s evaluation indicated that the future undiscounted cash flows of the Customer Lists are not sufficient to recover the carrying value of such assets, the assets were adjusted to their fair values of $0 and a $571,667 charge was expensed in the year ended September 28, 2008. As required by an amendment with Valens, Kenneth W. Brimmer, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into a letter agreement dated October 31, 2008.  Under the Letter, Mr. Brimmer agreed to deliver an executed asset purchase agreement to the agent within 30 days of October 31, 2008.  The asset purchase agreement would provide for the purchase by Mr. Brimmer of substantially all of the assets of Stencor Inc. for consideration of no less than $1,300,000 net of certain payments and assumptions. The Company’s evaluation of the letter agreement and subsequent review of the fair values of its property and equipment the Company determined that the assets were overvalued and a $650,000 impairment charge was expensed in the year ended September 28, 2008. No impairment was recorded on property and equipment during the year ended September 30, 2007.

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

During March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – and amendment of FASB Statement No. 133,” (“SFAS161”) which requires enhanced disclosures about an entity’s derivative and hedging activities. The standard requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format to provide financial statement users with a more complete picture of the location in the entity’s financial statements of both the derivative positions existing at year-end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s statements issued for fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS 161 will have a material effect on its results of operations, financial positions, or cash flows.

Results of Operations

For the year ended September 28, 2008 and September 30, 2007

Net sales from continuing operations for the year ended September 28, 2008 were $15,871,601 an increase of 320.3% compared to the year ended September 30, 2007 net sales of $3,776,637. Revenues attributable to STEN Financial were $13,818,171, or 87.06% of our net sales for the year ended September 28, 2008, as compared to sales of $2,331,815 for the corresponding period in 2007. Net sales in the Contract Manufacturing Business (STENCOR Inc.) segment increased 42.12% to $2,053,430 for the year ended September 28, 2008, as compared to $1,444,822 for the same period in fiscal year 2007. The increase in revenues, $12,094,964 for fiscal 2008 as compared to fiscal 2007 can be attributed to the greater focus in developing our STEN Financial business segment. With the formation of STEN Credit Corporation, our two, soon to be three, “Buy Here/Pay Here” used automobile sales lots (EasyDrive Cars and Credit), we expect STEN Financial to become our dominate business segment. Revenues for fiscal 2008 for STEN Credit and EasyDrive Cars were $2,416,110, and $11,402,061, respectively, as compared to $1,164,603 and $1,167,212 for fiscal 2007. The 42.12% increase in revenue for the year ended September 28, 2008 in out contract manufacturing business comes from the addition of three new customers.

Costs of goods sold related to our STENCOR business for the year ended September 28, 2008 was $2,079,164 compared to $1,903,240 for the year ended September 30, 2007. The cost of goods sold reflects the expenses incurred in manufacturing in our Contract Manufacturing business segment. The $175,924 increase in costs of goods sold is reflected by the increase in revenue in the Contract Manufacturing business experienced in the year ended September 28, 2008 as compared to the year ended September 30, 2007.

As required by an amendment with Valens, Kenneth W. Brimmer, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into a letter agreement dated October 31, 2008.  Under the Letter, Mr. Brimmer agreed to deliver an executed asset purchase agreement to the agent within 30 days of October 31, 2008.  The asset purchase agreement would provide for the purchase by Mr. Brimmer of substantially all of the assets of Stencor Inc. for consideration of no less than $1,300,000 net of certain payments and assumptions. The Company’s evaluation of the letter agreement and subsequent review of the fair values of its property and equipment the Company determined that the assets were overvalued and a $650,000 impairment charge was expensed in the year ended September 28, 2008.

Cost of autos sold for the year ended September 28, 2008 was $7,755,240 compared to $1,002,808 for the year ended September 30, 2007. Expenses of $7,755,240 reflect the costs of autos sold in our Easydrive Cars and Credit locations. We expect, given the current supply of used autos and the Arizona market, to maintain the current margins on the sale of used automobiles in the next fiscal year.

Salaries and benefits for the STEN Financial business segment for the year ended September 28, 2008 were $1,307,904 compared to $727,352 for the year ended September 30, 2007. The salaries and benefits included $751,916 in our STEN Credit operations, $555,988 in our EasyDrive Car and Credit locations for the year ended September 28, 2008. The salaries and benefits included $570,846 in our STEN Credit operations, $156,506 in our EasyDrive Car and Credit locations for the year ended September 30, 2007.

Occupancy and operating expenses for the year ended September 28, 2008 was $778,980 compared to $240,923 for the year ended September 30, 2007. These expenses reflect the costs of rents, local and long distance telephone charges, office supplies, permits, property taxes, utilities and other fees and costs associated with STEN Financial. We have four locations in Arizona in this business segment. Occupancy and operating expenses were $283,493 in our STEN Credit operations, $495,487 in our EasyDrive Cars and Credit locations for the year ended September 28, 2008. Occupancy and operating expenses were $140,292 in our STEN Credit operations, $100,631 in our EasyDrive Cars and Credit locations for the year ended September 30, 2007. We plan to open the second Phoenix area lot in October 2008 so we anticipate an increase in these expenses in fiscal 2009.

Depreciation and amortization for the year ended September 28, 2008 was $251,853 compared to $200,301 for the year ended September 30, 2007. These expenses reflect the depreciation and amortization of assets affiliated with STEN Financial. Depreciation and amortization was $245,489 for our STEN Credit operations and $6,364 for our EasyDrive Cars & Credit operations for the year ended September 28, 2008.

Provision for loan losses and adjustments for the year ended September 28, 2008 was $3,435,116 compared to $1,160,936 for the year ended September 30, 2007. These expenses reflect the costs to administer the loans such as costs of bad debt and write-offs, lead costs, credit inquiries and other related expenses associated with the STEN Financial segment and are recorded as an offset to revenue. Provisions for loan losses and adjustments were $3,425,274 in our STEN Credit operations and $9,842 in our EasyDrive Cars and Credit locations for the year ended September 28, 2008. In the year ended September 30, 2007, we incurred a charge of $1,137,439 related to a dealer partner who closed operations. A charge of $942,439 was related to inventory financed by this dealer that closed operations in the fourth quarter of fiscal 2007. The Company fully reserved for the value of the financed inventory that is the subject of a dispute relating to competing security interests covering the properties.

Interest expense, net for the year ended September 28, 2008 was $3,297,357 compared to $626,728 for the year ended September 30, 2007. Interest expense in our STEN Credit operations were $1,094,099 and relates to interest paid on the Company’s promissory notes and our senior creditor for the year end September 28, 2008. Interest expense in our Corporate operations were $2,137,369 and relates to interest paid on the Company’s mortgage in Texas, interest paid related to our S-1 registration, debt issuance expenses, debt extinguishment costs and expenses related to our S-1 registration for the year end September 28, 2008. The Company had interest income of $65,889 for the year ended September 28, 2008. Since we began conducting this business, we have relied upon receivable-based borrowings and the issuance of the renewable unsecured subordinated notes to support the growth of this business. We expect to continue to rely upon these and other sources, to meet our capital requirements in future periods.

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. During Fiscal 2008, the Company decided to shift its auto finance business away from the “dealer/partner relationships towards financing its own contracts through its “Buy/Here Pay/Here” lots.  The Company’s evaluation indicated that the future undiscounted cash flows of the Customer Lists are not sufficient to recover the carrying value of such assets, the assets were adjusted to their fair values of $0 and a $571,667 charge was expensed in the year ended September 28, 2008.

Selling, general and administrative expenses for the year ended September 28, 2008 was $1,179,381 compared to $667,891 for the year ended September 30, 2007. In the year ended, September 28, 2008, the expenses were salary and benefits of $427,728, professional fees of $347,467, stock based compensation of $101,656, and occupancy and operation expenses of $260,794 for the year ended September 28, 2008.

Liquidity and Capital Resources

Historically, we have satisfied our liquidity needs through various debt arrangements, sales of debt and equity, and cash provided by operations. In fiscal year 2008 and 2007, principal liquidity needs have included cash for making loans in our automobile finance business, our development of our “Buy Here/Pay Here” retail used car business, and debt service requirements.

As of September 28, 2008, we had a working capital of a negative $2,304,347 as compared to $1,044,448 at September 30, 2007, and long-term debt of $10,983,738 at September 28, 2008 compared to $4,457,458 at September 30, 2007. The $3,348,795 decrease in working capital at September 28, 2008 compared to September 30, 2007 was primarily the result of a promissory note for $1,400,000 coming due within the 2009 fiscal year and approximately $2,445,000 more in required repayments of our renewable unsecured subordinated notes in fiscal 2008 as compared to fiscal 2007.

The Company believes that we have a plan that shows adequate capital to meet our cash requirements for the next twelve months from our internal working capital and a security agreement we entered into with U.S. SPV I, LLC (“Valens”) on November 23, 2007.  At September 28, 2008, our availability under our security agreement with Valens was $2,135,000.  In order to obtain additional availability under this security agreement, we entered into an amendment with Valens on November 4, 2008 to permit certain Stencor inventory to be included among the assets we may use to borrow under the security agreement. We intend to work with Valens to increase the amount of borrowings available consistent with the assets we have pledged to Valens as security for our indebtedness.

Our auto finance business conducted through STEN Credit will require significant capital to continue. Since we began conducting this business, we have relied upon receivable-based borrowings, such as the Valens security agreement, and the sale of our renewable unsecured subordinated notes to support the growth of this business. If such borrowings were not available to us and if we are unable to otherwise adequately fund the STEN Credit business, the growth of this business, and of STEN, would be restricted. In our lending businesses, we expect that net receivable balances will grow in the foreseeable future. We expect that, given our relatively early-stage involvement in these businesses, growth in the financial business will require significant additional capital to maintain the targeted growth rates.

Operating Activities

As of September 28, 2008, we had $242,733 in cash and cash equivalents as compared to $156,399 at September 30, 2007. We also had $2,135,000 available under the terms the security agreement with Valens as of September 28, 2008.  Net cash used in operating activities was $7,327,148 for the year ended September 28, 2008, compared to $7,010,226 used in operating activities for the year ended September 30, 2007. The primary uses of cash for the year ended September 28, 2008 were to fund the net loss from operations of $6,677,061, increased allowances for loan losses of $2,223,628, increased auto loans receivable of $6,300,077, increase inventories by $696,575, increased amortization of debt issuance costs of $1,286,791, and reduced dealer reserve payable of $1,049,404.

Investing Activities

Investing activities for continuing operations consist primarily of purchasing assets (tangible and intangible) to develop new businesses or augment existing businesses. Net cash used from investing activities was $71,284 for the year ended September 28, 2008 as compared to net cash used in investing activities of $530,167 for the year ended September 30, 2007. The difference is primarily due to construction in progress (the Company’s second Phoenix retail lot) of $452,257, equipment purchases of $110,305 and note receivable payments of $619,697.

Financing Activities

Net cash provided by financing activities was $7,529,704 for the year ended September 28, 2008, compared to $5,621,600 for the year ended September 30, 2007. The change was primarily due to proceeds from debt agreements of $6,714,515 offset by repayments of obligations to an individual lender, Citizens Independent Bank and R.W. Sabes Investment, LLC in the amount of $2,450,475 primarily in late November and early December 2007. The Company charged $1,543,383 in debt issuance costs related to the S-1 registration in the year ended September 28, 2008. Additionally, the Company received $777,278 in proceeds from a common stock private placement and received debt proceeds of $4,711,769 from its renewable unsecured subordinated notes during the year ended September 28, 2008.

Under the security agreement among STEN, certain of our subsidiaries and Valens, Valens may make revolving loans to these borrowers from time to time during the three year term of up to $8,850,000, subject to a defined borrowing base. The borrowing base takes into account reserves established by Valens, the amount of certain available accounts of the borrowers and the amount of certain available inventory of the borrowers. The amounts loaned to the borrowers are evidenced by a secured revolving note in the maximum aggregate amount of $8,850,000 that matures on August 22, 2011 and bears interest at a rate equal to the prime rate from time to time plus 8.25%, but no less than 16.25%. Interest is payable monthly, in arrears, commencing on December 1, 2007 on the first business day of each consecutive calendar month thereafter. In an event of default, as defined under the security agreement, the borrowers will be obligated to pay additional interest of 2% per month as a penalty until the event of default is cured or waived and the agent for Valens may demand repayment of the obligations of the note and the security agreement or may elect to demand a default payment equal to 130% of the outstanding principal amount of the note, plus accrued but unpaid interest and all other fees and amounts then remaining unpaid. The obligations of the security agreement and the note are secured by a security interest in all of the borrowers’ assets, as well as the assets of our other subsidiaries and our equity interest in our subsidiaries.

The Company issued an original issue discount term note in the amount of $1,500,000 (no cash was or will be received), paid closing fees representing 3.6% of the $8,850,000 ($318,600) and agreed to revenue sharing where the Company will pay Valens 0.75% of gross revenues payable in cash each month for a period no less than the 6 years with the first payment being due 13 months post funding or (September 30, 2011).  The original issue discount term note will be paid 5 years from the closing (August 22, 2013). The Company will provide $600,000 and $900,000 payments at month 48 (August 22, 2012) and month 60 (August 22, 2013) respectively.  The Company may retire the debt for $1,000,000 at any time prior to the 37th month (September 22, 2011). The closing fees of $318,600 were recorded as debt issuance costs and are being amortized over the life of the loan (see Note 16). The Company will be charging interest expense monthly as it accrues this liability over the payment term. The balance accrued for the note was $16,365 as of September 28, 2008.

In February 2007, we filed a registration statement for an offering of up to $25 million of renewable unsecured subordinated notes that was declared effective in April 2007. As of September 28, 2008, we had $7,504,571 outstanding in renewable unsecured subordinated notes and $371,060 of accrued interest for a total of $7,875,630.

The following summarizes our contractual obligations at September 28, 2008. The notes payable consists of two mortgage notes, (one to Austin Bank in the amount of $473,041 and one to Bremer Bank in the amount of $369,585), two promissory notes (one to Flash Motors in the amount of $1,400,000 and one to Valens in the amount of $6,662,700) and the renewable unsecured subordinated notes of $7,504,571 at September 28, 2008. The original issue discount term note of $1,500,000 will be accrued over the five year term and the Company will provide $600,000 and $900,000 payments at month 48 (August 2012) and month 60 (August 2013). The operating leases include the lease of our Minnetonka, Minnesota offices and our leases related to STEN Financial businesses. The table shows the effect these contractual obligations, which includes our discontinued operations, are expected to have on our liquidity and cash flows as of September 28, 2008.

	Total	1 Year or Less	1-3 years	3-5 Years	Over 5 Years

Operating Leases	$ 1,193,400	$ 263,497	$ 369,598	$ 217,105	$ 343,200
Original issue discount term note	1,500,000	-	-	1,500,000	-
Notes Payable	16,426,262	5,442,524	9,744,391	813,148	426,199
Total	$19,119,662	$5,706,021	$10,113,989	$2,530,253	$ 769,399

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are included in the Form 10-K:

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of September 28, 2008.

Management’s assessment identified the following material weakness in internal controls over financial reporting as of September 28, 2008:

Controls related to financial close and reporting for financial statement and footnote preparation including analysis of the estimates related to deferred tax asset; the loans allowance for auto financing and accounting for the debt modification were inadequate as of September 28, 2008. These deficiencies in the design and implementation of our internal control over financial reporting resulted in post-closing adjustments to be recorded in the fourth quarter of 2008. These adjustments were limited to 2008 and were not material to previously reported interim periods, but were material had they not been detected on audit.

Because of the material weakness described above, management believes that, as of September 28, 2008, our internal controls over financial reporting were not effective.

Subsequent to September 28, 2008 we have undertaken and will continue to undertake work to remediate the material weakness described above, including implementing, documenting and testing new controls and procedures.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm, Virchow, Krause & Company, LLP, regarding internal controls over financial reporting. Management’s report was not subject to attestation by Virchow, Krause & Company, LLP pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(b)  Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s internal control report is included in this report under Item 8, under the caption “Management’s Report on Internal Control over Financial Reporting.”

ITEM 9B. OTHER INFORMATION

On January 12, 2009, the Company received a received a Staff Deficiency Letter regarding a deficiency in the composition of the Company’s Audit Committee for the period from October 28, 2008 to December 12, 2008.  Due to the resignation of Steven F. Sabes from the Board and Audit Committee on October 28, 2008, the Company became non-compliant with the audit committee requirement for continued listing on The Nasdaq Stock Market as set forth in Marketplace Rule 4350(d)(2) because the Company’s Audit Committee was comprised of only two instead of three members.  On December 12, 2008, the Company’s Board of Directors appointed Gervaise Wilhelm, an independent director, to serve on the Audit Committee.  As a result of this action, the Company’s Audit Committee is now comprised of three members, all of whom are independent directors. Accordingly, as stated in the Staff Deficiency Letter, the Nasdaq staff has determined that the Company has regained compliance with the Marketplace Rule 4350(d)(2).

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Class II Directors: Term Expiring After Fiscal 2009

Kenneth W. Brimmer, age 53. Mr. Brimmer has been a director of STEN Corporation since February 1998. Mr. Brimmer has been the Company’s Chief Executive Officer since September 2003. Mr. Brimmer also has been Chief Manager of Brimmer Company, LLC, a private investment company, since December 2001. Mr. Brimmer was the Chairman and a Director of Active IQ Technologies, Inc. from April 2000 until June 2003 and was its Chief Executive Officer from April 2000 until December 2001. Previously, Mr. Brimmer was President of Rainforest Cafe, Inc. from April 1997 until April 2000 and he was also its Treasurer from its inception in 1995 until April 2000. Mr. Brimmer currently serves on the board of directors of New York Stock Exchange listed Landry’s Restaurants, Inc. Mr. Brimmer also is currently a member of the board of directors of Hypertension Diagnostics, Inc. and Landry’s Restaurants, Inc.

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

Class III Directors: Terms Expiring After Fiscal 2010

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

Information Regarding Executive Officers

Below is certain biographical and other information regarding our Chief Financial Officer, Mark F. Buckrey and the Chief Operating Officer of STEN Financial, John Halvorsen. Information regarding Kenneth W. Brimmer, our Chief Executive Officer, is set forth above under “Information Regarding Directors.”

Mark F. Buckrey, age 51. Mr. Buckrey has served as the Chief Financial Officer of STEN Corporation since August 2002. Mr. Buckrey joined the Company in November 2001 as Controller. Prior to joining the Company, Mr. Buckrey was employed by Birch Bridge Communications, formerly Uniplex Corporation, for more than 10 years, first as Controller, and then as Vice President.

John Halvorsen, age 42, has served as Chief Operating Officer of STEN Financial since January 21, 2008.  Prior to joining the Company, Mr. Halvorsen served as General Manager of Lund Cadillac Company in Phoenix, Arizona. Mr. Halvorsen started his employment at Lund Cadillac in June 1996.

Compliance With Section 16(a) of the Exchange Act

Pursuant to Section 16(a) under the Securities Exchange Act of 1934, our executive officers, directors and 10% shareholders are required to file reports on Forms 3, 4, and 5 of their beneficial holdings and transactions in our common stock. To our knowledge, all of our executive officers, directors and 10% shareholders made timely filings of Forms 3, 4 or 5 with respect to transactions or holdings during fiscal year 2008.

Code of Ethics and Code of Conduct

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and controller and other persons performing similar functions. This code of ethics is included in our Code of Ethics filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended September 30, 2003 filed with the Securities and Exchange Commission.

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

Audit Committee.  The Audit Committee is currently comprised of Allan D. Anderson, Robert S. Kuschke (Chair) and Gervaise Wilhelm. The Audit Committee assists the board by reviewing the integrity of our financial reporting processes and controls; the qualifications, independence and performance of the independent auditors; and compliance by us with certain legal and regulatory requirements. The Audit Committee has the sole authority to retain, compensate, oversee and terminate the independent auditors. The Audit Committee reviews our annual audited financial statements, quarterly financial statements and filings with the Securities and Exchange Commission. The Audit Committee reviews reports on various matters, including our critical accounting policies, significant changes in our selection or application of accounting principles and our internal control processes. The Audit Committee also pre-approves all audit and non-audit services performed by the independent auditor. The Committee acts under a written charter most recently amended on December 11, 2003 and attached as Appendix A to our proxy statement for our 2007 Annual Meeting of Shareholders. During the fiscal year ended September 28, 2008 the Audit Committee met four times.

In December 2008, our board of directors has reviewed the education, experience and other qualifications of each of the members of the Audit Committee. After review, the board of directors determined that Mr. Kuschke meets the Securities and Exchange Commission definition of an “audit committee financial expert.”

Compensation Committee. The Compensation Committee reviews and makes recommendations to the board concerning salaries, bonus awards and benefits for officers and key employees. The current members of the Compensation Committee are Gervaise Wilhelm, Robert S. Kuschke and Allan D. Anderson (chair). During fiscal year ended September 28, 2008, the Compensation Committee met one time.

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

Three of the four current members of the board, Messrs. Anderson, Kuschke and Ms. Wilhelm are “independent” as that term is defined by The Nasdaq Marketplace Rules and the rules of the Securities and Exchange Commission. These independent directors participate in the consideration of director nominees and select the nominees for election of director.

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

ITEM 11.  EXECUTIVE COMPENSATION

Explanation of Compensation

The following discussion and analysis describes our compensation objectives and policies as applied to the persons serving as our directors in fiscal year 2008, as well as for Kenneth W. Brimmer, our Chief Executive Officer, John E. Halvorsen, the Chief Operating Officer of STEN Financial, and Mark F. Buckrey, our Chief Financial Officer. Messrs. Brimmer, Halvorsen and Buckrey are referred to in this Annual Report on Form 10-K as the “Named Executive Officers.”

This explanation section is intended to provide a framework for understanding the actual compensation awarded to or earned by the directors and each Named Executive Officer during 2008, as reported in the compensation tables and accompanying narrative sections of this proxy statement.

The Compensation Committee reviews and approves salaries, cash bonuses and benefits for executive officers and key employees, as well as the other terms of employment of our executive officers. The Compensation Committee has also been appointed by the Board of Directors to administer our 2000 Stock Option Plan (the “2000 Plan”). Under the Compensation Committee’s charter, the Compensation Committee has the authority to retain, at our expense, such independent counsel or other advisers as it deems necessary to carry out its responsibilities. For 2008, the Compensation Committee did not use the services of a compensation consultant, but may do so in the future.

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

During fiscal year 2008, the Compensation Committee did not recommend any changes in the compensation of directors or executive officers. For the directors, the Compensation Committee believes that the compensation received by board members was comparable to that earned by directors of other comparable companies and consistent with our historical compensatory practices. For executive officers, the Compensation Committee did not adjust the compensation of the Chief Executive Officer which is $11,250 per month. The Compensation Committee did not adjust the compensation of any Named Executive Officer because it did not believe that our performance or the compensation of executive officers at similar companies compelled an adjustment. Likewise, the Compensation Committee did not award any bonuses to the Named Executive Officers for fiscal year 2008 performance. The Compensation Committee is considering implementing a more structured bonus program based upon established performance goals.

The Compensation Committee provides long-term equity compensation to the Named Executive Officers through annual, discretionary option grants under a shareholder-approved equity compensation plan. Currently, the Compensation Committee grants options under the shareholder-approved 2000 Plan. In January and February 2008, the Compensation Committee granted a stock option under the 2000 Plan to Kenneth Brimmer and Mark Buckrey in recognition of his services in fiscal year 2007. Committee granted a stock option under the 2000 Plan to John Halvorsen in January 2008, at the time he was hired. No Named Executive Officer received stock options in recognition of service in fiscal year 2008. As described below, the Compensation Committee granted options on December 13, 2007 to non-employee directors under the 2000 Plan in recognition of service in fiscal year 2007 but no grant has yet been made in respect of fiscal year 2008 service. See Item 10. “Executive Compensation – Director Compensation” for additional information regarding these grants.

Employment Agreements and Post-Termination Compensation

We do not have a written employment agreement with Kenneth W. Brimmer, our Chief Executive Officer, John E. Halvorsen, the Chief Operating Officer of STEN Financial, or with Mark F. Buckrey, our Chief Financial Officer. However, since January 2004, Mr. Brimmer’s employment as our Chief Executive Officer and his compensation have been determined by a series of resolutions adopted by our board of directors.  Currently, the resolution provides that Mr. Brimmer will be paid a monthly salary of $11,250 and he would be eligible for a bonus under a performance based program determined at a future date. Our employment arrangement with Mr. Brimmer does not provide for severance or any other post-termination compensation. There is no employment arrangement regarding Mr. Halvorsen’s and Mr. Buckrey’s employment or any arrangement providing for severance or other post-employment compensation.

Summary Compensation Table

The following table shows information concerning compensation earned for services in all capacities during fiscal years 2008 and 2007 for: (i) Kenneth W. Brimmer, who served as our Chief Executive Officer in fiscal year 2008, (ii) John E. Halvorsen, who served as the Chief Operating Officer of STEN Financial during a portion of fiscal year 2008 and (iii) Mark F. Buckrey, who served as our Chief Financial Officer in fiscal year 2008 (together referred to as the “Named Executive Officers”). There were no other executive officers whose total compensation was at least $100,000, less the amount representing the change in pension value and nonqualified deferred compensation earnings, in fiscal years 2008 and 2007.

Name and Position	Year	Salary ($)	Options Awards ($) (1)	All Other Compensation ($)(2)	Total ($)
Kenneth W. Brimmer	2008	$ 121,154	$60,545	$3,167	$184,866
	2007	$60,000	$52,246	$1,211	$113,457
John E. Halvorsen (3)	2008	$ 159,231	$15,298	$0	$174,529
Mark F. Buckrey	2008	$ 98,152	$11,651	$2,958	$112,763
	2007	$92,000	$29,203	$1,857	$123,060

(1)

Values expressed represent the actual compensation cost recognized by our company during the fiscal year noted for equity awards granted in fiscal year and prior years as determined pursuant Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123R”) utilizing the assumptions discussed in Note 1 – “Nature of Business and Summary of Significant Accounting Policies – Stock-Based Compensation” in the notes to financial statements included in this Annual Report on Form 10-K for the year ended September 28, 2008.

(2)

All amounts are employer match under our 401(k) plan.

(3)

Mr. Halvorsen began employment with us on January 21, 2008 and therefore, amounts represent a partial year of service.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning equity awards outstanding to the Named Executive Officers at September 28, 2008.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kenneth W. Brimmer	5,000	0	5,000	6.00	12/10/2008
Kenneth W. Brimmer	50,000	0	50,000	6.00	12/10/2008
Kenneth W. Brimmer	10,000	40,000	50,000	6.00	11/14/2014
Kenneth W. Brimmer	0	50,000	50,000	2.50	02/13/2018
John E. Halvorsen	10,000	40,000	50,000	2.50	01/20/2018
Mark F. Buckrey	10,000	0	10,000	9.74	11/25/2011
Mark F. Buckrey	10,000	0	10,000	7.02	07/25/2012
Mark F. Buckrey	3,000	12,000	15,000	6.00	11/14/2014
Mark F. Buckrey	3,000	12,000	15,000	2.50	01/02/2018

Of the options described above held by Mr. Brimmer, the option expiring in 2008 were fully vested on the date of grant; the option expiring in 2016 and 2018 vests in increments of 20% of the underlying shares on the first five anniversaries of the date of grant. Of the options described above held by Mr. Halvorsen, 10,000 options vested on the date of grant and the remaining options vest in increments of 20% of the underlying shares on the first five anniversaries of the date of grant. Of the options described above held by Mr. Buckrey, 3,000 options were vested (options expiring in 2018) on the date of the grant and all others options vest in increments of 20% of the underlying shares on the first five anniversaries of the date of grant.

Director Compensation

We historically have compensated our non-employee directors through a combination of cash and stock options. Four non-employee directors served during fiscal 2008: Allan D. Anderson, Gervaise Wilhelm, Robert S. Kuschke and Steven F. Sabes (from August 10, 2007 to October 28, 2008). Mr. James B. Lockhart served as a director from May 16, 2007 to October 25, 2007, which included a portion of fiscal year 2008.  However, Mr. Lockhart received no compensation in fiscal year 2008 due to the short term of his service.  In fiscal year 2008, Mr. Brimmer, our Chief Executive Officer, served as a director and received no compensation for his services as a director.

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

The following table shows for fiscal year 2008, the cash and other compensation earned or paid to each of our board members for board and committee service:

Name of Director	Option Awards $ (1) (2)	Total Compensation

Allan D. Anderson	$1,977	$1,977
Gervaise Wilhelm	$1,977	$1,977
Robert S. Kuschke	$4,448	$4,448
Steven F. Sabes	$4,448	$4,448

(1)

Values expressed represent the actual compensation cost recognized by our company during fiscal 2008 for equity awards granted in fiscal year 2008 and prior years as determined pursuant to SFAS 123R utilizing the assumptions discussed in Note 1 – “Nature of Business and Summary of Significant Accounting Policies – Stock-Based Compensation” in the notes to consolidated financial statements included in this Annual Report on Form 10-K for the year ended September 28, 2008.

(2)

At September 28, 2008, the aggregate number of shares underlying outstanding options for each director was as follows: Allan D. Anderson, 16,500 shares; Gervaise Wilhelm 16,500 shares; Robert S. Kuschke, 9,000 shares; Steven F. Sabes, 9,000 shares.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents, as of December 29, 2008, certain information regarding beneficial ownership of our  common stock by (i) each person known by us to beneficially own more than 5% of the 2,528,751 outstanding shares of common stock on that date; (ii) each of our current directors; (iii) each Named Executive Officer and (iv) all of our current executive officers and directors as a group. Unless otherwise indicated, the persons listed below have sole voting and investment power with respect to the shares and may be reached at 10275 Wayzata Blvd. S., Suite 310, Minnetonka, Minnesota 55305.

Shares Beneficially Owned
			Shares Acquirable			Percentage Beneficially
Name of Beneficial Owner	Shares		within 60 Days (1)		Total	Owned
Gary Copperud (2)	469,483		179,848		689,583	23.2%
CMM Properties, LLC (2)	469,483		114,879		624,614	21.0%
Lyle Berman (3) 130 Cheshire Lane Minnetonka, MN 55350	262,222		0		262,222	8.8%
Gary A. Dachis (4) 10550 Wayzata Blvd. Minnetonka, MN 55305	222,222		0		222,222	7.5%
Valens U.S. SPV I, LLC(5) c/o Valens Capital Management, LLC 335 Madison Avenue, 10th Floor New York, New York 10017	227,794		0		227,794	7.6%
Bradley A. Berman (6) 130 Cheshire Lane Minnetonka, MN 55305	146,897		0		146,897	5.0%
Kenneth W. Brimmer (7)(8)	432,198	(9)	187,437	(10)	619,635	20.8%
John E. Halvorsen (8)	0		10,000		10,000	*
Mark F. Buckrey (8)	1,000		26,000		27,000	*
Allan D. Anderson (7)	0		16,500		16,500	*
Gervaise Wilhelm (7)	3,800		16,500		20,300	*
Robert Kuschke(7)	0		9,000		9,000	*
All Current Officers and Directors as a Group (6 persons)	436,998		265,437		702,435	23.6%

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

(5)

Based on a Schedule 13G dated November 23, 2007 filed by the shareholder

(6)

Based on an Amendment No. 1 to Schedule 13G dated October 11, 2007 filed by the shareholder.

(7)

Current Director.

(8)

Named Executive Officer.

(9)

Includes 4,000 shares owned by Mr. Brimmer directly, 90,717 shares beneficially owned by Mr. Brimmer through his IRA, 255,076 shares over which Mr. Brimmer shares voting and dispositive power with his wife, and 87,405 shares beneficially owned by Mr. Brimmer’s wife in her IRA.

(10)

Includes options to purchase 120,000 shares of common stock, warrants to purchase 3,000 shares of common stock beneficially owned by Mr. Brimmer through his IRA, warrants to purchase 63,437 shares held jointly by Mr. Brimmer and his wife and warrants to purchase 6,000 shares held by Mr. Brimmer’s wife through her IRA.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Since the beginning of fiscal year 2008, we have not entered into any transaction and there are no currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Independence of Directors and Committee Members

The board of directors undertook a review of director independence in December 2008 as to all four directors then serving. As part of that process, the board reviewed all transactions and relationships between each director (or any member of the director’s immediate family) and us, our executive officers and our auditors, and other matters bearing on the independence of directors. As a result of its review, the board of directors affirmatively determined that Allan D. Anderson, Robert S. Kuschke, and Gervaise Wilhelm are independent according to the “independence” definition of the Nasdaq Marketplace Rules. Kenneth W. Brimmer is not independent because he serves as our Chief Executive Officer.

We have also established separate criteria for eligibility to serve as a member of our Audit Committee. The charter of the Audit Committee requires that the Audit Committee be comprised solely of directors who are independent of our management and are free of any relationship that, in the opinion of the board of directors, would interfere with their exercise of independent judgment as a committee member. Additionally, the charter requires that the members of the Audit Committee must be “independent” as such term is defined by the Nasdaq Marketplace Rules and regulations of the Securities and Exchange Commission. The board of directors affirmatively determined that the current members of the Audit Committee, Allan D. Anderson, Robert S. Kuschke and Gervaise Wilhelm are independent of management, free of any relationship that would interfere with their exercise of independent judgment, and are independent as defined by the Nasdaq Marketplace Rules and as defined by Rule 10A-3 adopted by the Securities and Exchange Commission. Moreover, under the Audit Committee’s charter all members of the committee must have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the committee shall have accounting or related management expertise. The board of directors also determined that the members of the Audit Committee meet these requirements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Virchow, Krause & Company, LLP, independent registered public accounting firm and certified public accountants, served as independent accountants of the Company for the fiscal year ended September 28, 2008. The following is an explanation of the fees billed to the Company by Virchow, Krause & Company, LLP for professional services rendered for the fiscal years ended September 28, 2008 and September 30, 2007, which totaled $301,260 and $215,510, respectively.

Audit Fees

The aggregate fees billed to the Company for professional services related to the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-QSB, or other services normally provided by Virchow, Krause & Company, LLP in connection with statutory and regulatory filings or engagements for the fiscal years ended September 28, 2008 and September 30, 2007 totaled $258,160 and $157,820, respectively.

Audit-Related Fees

There were no audit related fees for professional services for the fiscal year ended September 28, 2008. The aggregate fees billed to the Company by Virchow, Krause & Company, LLP for professional services related to the registration statement for our renewable unsecured subordinated notes for the fiscal year ended September 30, 2007 totaled $18,190.

Tax Fees

The aggregate fees billed to the Company by Virchow, Krause & Company, LLP for professional services related to tax compliance, tax advice, and tax planning, including services related to the Company’s federal, state, franchise and income tax filings for the fiscal years ended September 28, 2008 and September 30, 2007 totaled $38,160 and $37,610, respectively.

All Other Fees

The aggregate fees billed to the Company by Virchow, Krause & Company, LLP for professional services related to due diligence on acquisitions for the fiscal years ended September 28, 2008 and September 30, 2007 totaled $4,940 and $1,225, respectively.

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

All of the services described above for 2008 were pre-approved by the Audit Committee or a member of the Committee before Virchow, Krause & Company, LLP was engaged to render the services.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
10.1

* STEN Corporation 2000 Stock Option Plan, as amended (incorporated by reference to Exhibit B  to the proxy statement for the Company’s Annual Meeting of Shareholders held on March 16, 2000, as amended as described in the proxy statements for the Company’s Annual Meeting of Shareholders held on April 23, 2003 and May 12, 2004).

10.2	Mortgage Note dated December 15, 2000 issued in the amount of $975,000 by StanCorp. (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-KSB for September 30, 2002)
10.3

Subordinated Promissory Note dated June 30, 2005 in the principal amount of $700,000 made by Life Safe Services, LLC to STEN Corporation (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 30, 2005).

10.4

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

10.6

Note in the principal amount of $1,060,000 dated April 15, 2005 payable to Standard Insurance Company and made by BTAC Properties, Inc., Gary Copperud and Kenneth W. Brimmer (incorporated by reference to Exhibit 10.2 to the June 2005 10-Q).

10.7	Assignment of Lessor’s Interest in Leases dated as of April 15, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.3 to the June 2005 10-Q).
10.8

Mortgage, Assignment of Rents, Security Agreement Fixture Filing dated April 25, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.4 to the June 2005 10-Q).

10.9

Note dated April 25, 2005 in the principal amount of $995,000 payable to Standard Insurance Company and made by BTAC Properties Inc., Gary Copperud and Kenneth W. Brimmer (incorporated by reference to Exhibit 10.5 to the June 2005 10-Q).

10.10	Assignment of Lessor’s Interest in Leases dated as of April 25, 2005 between BTAC Properties, Inc. and Standard Insurance Company (incorporated by reference to Exhibit 10.6 to the June 2005 10-Q).
10.11

Warrant to purchase 219,900 shares of Common Stock dated February 13, 2007 issued by STEN Corporation to R.W. Sabes Investment, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006 (the “December 2006 10-Q”).

10.12	Registration Rights Agreement dated February 13, 2007 by and between STEN Corporation and R.W. Sabes Investment, LLC (incorporated by reference to Exhibit 10.12 to the December 2006 10-Q).
10.13

Lease Agreement dated February 15, 2007 by and between STEN Corporation and JAML LTD., LLLP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 15, 2007).

10.14

Lease dated February 15, 2007 by and between Harry March and MWJ, Inc., as assigned to STEN Corporation on February 15, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 15, 2007).

10.15

Promissory Note dated March 1, 2007 in principal amount of $1,400,000 by STEN Credit Corporation (f/k/a Colfax Financial Corporation) as maker and Flash Motors, Inc. as holder (incorporated by reference to Exhibit 10.3 of the March 2007 8-K).

10.16

Asset Purchase Agreement made May 11, 2007 retroactive to April 29, 2007 between Burger Time Acquisition Corporation and BTND, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the thirteen week period ended April 1, 2007).

10.17

Promissory Note dated May 11, 2007 in the amount of $806,317 by BTND, LLC as maker and Burger Time Acquisition Corporation as payee  (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the thirteen week period ended April 1, 2007).

10.18	Promissory Note dated April 28, 2007 in the amount of $1,886,431.94 by BTND, LLC as maker and STEN Corporation as payee.
10.19

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

10.20

Secured Revolving Note dated November 23, 2007 issued by STEN Corporation and the other companies thereto to Valens U.S. SPV I, LLC, as holder in the maximum principal amount of $5,500,000 (incorporated by reference to Exhibit 10.2 to November 2007 8-K).

10.21

Common Stock Purchase Warrant dated November 23, 2007 issued by STEN Corporation to Valens U.S. SPV I, LLC for 22,006 shares of common stock  (incorporated by reference to Exhibit 10.3 to November 2007 8-K).

10.22	Irrevocable Proxy dated November 23, 2007 by Valens U.S. SPV I, LLC appointing STEN Corporation (incorporated by reference to Exhibit 10.4 to November 2007 8-K).
10.23	Registration Rights Agreement dated November 23, 2007 by and between STEN Corporation and Valens U.S. SPV I, LLC (incorporated by reference to Exhibit 10.5 to November 2007 8-K).
10.24

Waiver of Registration Rights dated February 14, 2008 by Valens U.S. SPV I, LLC to STEN Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

10.25

Omnibus Amendment dated October 31, 2008 by and among STEN Corporation, STEN Credit Corporation, STENCOR, Inc., STEN Financial Corp., EasyDrive Cars and Credit Corp., BTAC Properties, Inc., Alliance Advance, Inc., STEN Acquisition Corporation, and Burger Time Acquisition Corporation, and Valens U.S. SPV I, LLC, as lender, LV Administrative Services, Inc., as administrative and collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2008).

10.26

Common Stock Purchase Warrant dated October 31, 2008 issued by STEN Corporation to Valens U.S. SPV I, LLC for 100,000 shares of common stock (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 4, 2008).

10.27

Letter dated October 31, 2008 from Kenneth W. Brimmer to LV Administrative Services, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 4, 2008).

10.28

Asset Purchase Agreement dated as of November 26, 2008 by and between Brimmer Company, LLC, STEN Corporation and Stencor, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 26, 2008).

10.29	Lease Agreement dated June 16, 2008 by and between STEN Corporation and JAML LTD., LLLP
21	List of Subsidiaries
23.1	Consent of Virchow, Krause & Company, LLP
25.1	Statement of Eligibility under the Trust Indenture Act of 1939, as amended, of Wells Fargo, National Association (incorporated by reference to Exhibit 25.1 of the Form S-1).
31.1	Certification of Chief Executive Officer pursuant to 13a-14 and 15d-14 of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to 13a-14 and 15d-14 of the Exchange Act
32	Certification pursuant to 18 U.S.C. §1350

* Management contact, compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on January 12, 2009.

STEN CORPORATION

By: /s/ Kenneth W. Brimmer
Kenneth W. Brimmer
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Kenneth W. Brimmer and Mark F. Buckrey, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf, individually and in each capacity stated below, all amendments and post-effective amendments to this Form 10-K and to file the same, with all exhibits thereto and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as each might or could do in person, hereby ratifying and confirming each act that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 12, 2009.

/s/ Kenneth W. Brimmer	Director, Chief Executive Officer
Kenneth W. Brimmer	(Principal Executive Officer)

/s/ Mark F. Buckrey	Chief Financial Officer
Mark F Buckrey	(Principal Financial Officer)

/s/ Allan D. Anderson	Director
Allan D. Anderson

/s/ Robert S. Kuschke	Director
Robert S. Kuschke

/s/ Gervaise Wilhelm	Director
Gervaise Wilhelm

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Financial Statements
Balance Sheets	F-2
Statements of Operations	F-3
Statements of Stockholders’ Equity (Deficit)	F-4
Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-7 to F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders, Audit Committee and Board of Directors

STEN Corporation and Subsidiaries

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of STEN Corporation and Subsidiaries as of September 28, 2008 and September 30, 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of STEN Corporation and Subsidiaries as of September 28, 2008 and September 30, 2007 and the results of their  operations and their  cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

January 9, 2009

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 28, 2008 and September 30, 2007

ASSETS

	09/28/2008	09/30/2007
CURRENT ASSETS
Cash and cash equivalents	$242,733	$156,399
Accounts receivable, net	358,424	337,242
Current portion of notes receivable	149,092	153,783
Current portion of loans receivable	2,668,142	2,059,866
Inventories	1,831,928	1,135,353
Other current assets	943,897	1,631,257
Assets of discontinued operations	80,074	1,928,575
Total Current Assets	6,274,290	7,402,475
PROPERTY AND EQUIPMENT, NET	824,141	1,051,012
OTHER ASSETS
Intangible assets, net	447,674	1,228,889
Notes receivable, net of current portion	857,418	1,208,383
Loan receivable, net of current portion	7,955,639	4,487,466
Assets of discontinued operations	1,489,703	1,344,407
Other assets	376,272	590,047
Total Other Assets	11,126,706	8,859,192
TOTAL ASSETS	$18,225,137	$17,312,679

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of credit, bank	$0	$680,000
Current portion of long-term debt	5,442,524	2,886,265
Accounts payable	954,302	496,385
Other current liabilities	837,404	668,625
Liabilities of discontinued operations	1,344,407	1,626,752
Total Current Liabilities	8,578,637	6,358,027
LONG-TERM LIABILITIES
Dealer reserves	27,303	1,076,707
Long-term debt, net of current portion	10,983,738	4,457,458
Total Long-Term Liabilities	11,011,041	5,534,165

Total Liabilities	19,589,678	11,892,192
STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock, $.01 par value, 20,000,000 common shares authorized, 5,000,000 undesignated shares authorized, 2,528,751 and 1,990,957 common shares issued and outstanding at September 28, 2008 and September 30, 2007, respectively.	25,287	19,909
Additional paid-in capital	6,005,720	4,774,740
Retained earnings (accumulated deficit)	(7,395,548)	625,838
Total Stockholders’ Equity (Deficit)	(1,364,541)	5,420,487
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,225,137	$17,312,679

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 28, 2008 and September 30, 2007

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended September 28, 2008 and September 30, 2007

	09/28/2008	09/30/2007
REVENUES
Stencor sales	$2,053,430	$1,444,822
STEN Financial, auto loan interest and other	2,416,110	1,164,603
STEN Financial, vehicle sales	11,402,061	1,167,212
TOTAL REVENUES	15,871,601	3,776,637

COST AND EXPENSES
Costs of goods sold related to Stencor	2,079,164	1,903,240
Loss on impairment Stencor assets	650,000	-
Expenses related to STEN Financial
Cost of autos sold	7,755,240	1,002,808
Salaries and benefits	1,307,904	727,352
Occupancy and operation expenses	778,980	240,923
Depreciation and amortization	251,853	200,301
Provision for credit losses	3,435,116	1,160,936
Interest expense, net	3,297,357	626,728
Loss on impairment STEN Financial intangibles	571,667	-
Selling, general and administrative	1,179,381	667,891
TOTAL COST AND EXPENSES	21,306,662	6,530,179

Loss from Continuing Operations Before Income Taxes	(5,435,061)	(2,753,542)

PROVISION FOR (BENEFIT FROM) INCOME TAXES	1,242,000	(892,204)
LOSS FROM CONTINUING OPERATIONS	(6,677,061)	(1,861,338)
Loss from Discontinued Operations Before Income Taxes	(289,127)	(650,844)
Gain (loss) on Sale of Discontinued Business	(1,055,198)	100,000
Benefit from income taxes	0	(206,468)
Loss from discontinued operations	(1,344,325)	(344,376)
NET LOSS	$(8,021,386)	$(2,205,714)

LOSS PER SHARE FROM CONTINUING OPERATIONS:
Basic	$(2.71)	$(0.93)
Diluted	$(2.71)	$(0.93)
LOSS PER SHARE FROM DISCONTINUED OPERATIONS:
Basic	$(0.54)	$(0.18)
Diluted	$(0.54)	$(0.18)
NET LOSS PER SHARE:
Basic	$(3.25)	$(1.11)
Diluted	$(3.25)	$(1.11)
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING
Basic	2,470,348	1,989,975
Diluted	2,470,348	1,989,975

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended September 28, 2008 and September 30, 2007

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended September 28, 2008 and September 30, 2007

				Retained
			Additional	Earnings	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity (Deficit)
BALANCES, October 1, 2006	2,018,957	20,189	4,564,325	2,831,552	7,416,066

Exercise of warrants	9,810	99	39,142	-	39,241
Repurchase of common shares	(37,810)	(379)	(167,048)	-	(167,427)
Discounts on long-term debt	-	-	175,000	-	175,000
Stock based compensation	-	-	163,321	-	163,321
Net loss	-	-	-	(2,205,714)	(2,205,714)
BALANCES, September 30, 2007	1,990,957	$ 19,909	$4,774,740	$625,838	$ 5,420,487

Sale of common stock	310,000	3,100	771,900	-	775,000
Sale of common stock related to debt offering	227,794	2,278	-	-	2,278
Discounts on long-term debt	-	-	302,636	-	302,636
Warrants issued for services rendered	-	-	54,788	-	54,788
Stock based compensation	-	-	101,656	-	101,656
Net loss	-	-	-	(8,021,386)	(8,021,386)
BALANCES, September 28, 2008	2,528,751	$ 25,287	$6,005,720	$(7,395,548)	$ (1,364,541)

See accompanying notes to consolidated financial statements.

STEN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended September 28, 2008 and September 30, 2007

	09/28/2008	09/30/2007

Cash flows from operating activities:
Loss from continuing operations	$ (6,677,061)	$ (1,861,338)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities:
Loss on disposal of equipment	2,380	-
Loss on impairment of Stencor Assets	650,000	-
Loss on impairment of STEN Financial intangible asset	571,667	-
Glendale inventory reserve	-	165,000
Depreciation and amortization	334,168	217,193
Amortization of original issue discount and debt extinguishment costs	409,366	32,820
Allowances for loan losses	2,223,628	1,137,439
Amortization of debt issuance and debt extinguishment costs	1,286,791	130,891
Stock based compensation	101,656	163,321
Warrant based compensation	54,788	-
Deferred income taxes	1,242,000	(1,145,000)
Changes in certain assets and liabilities:
Accounts receivable	(21,182)	(53,211)
Loans receivable	(6,300,077)	(7,174,291)
Inventories	(696,575)	(589,828)
Other current assets	(52,263)	168,424
Other assets	(33,727)	-
Accounts payable	457,918	487,360
Other current liabilities	168,779	546,781
Dealer reserve	(1,049,404)	764,213
Net Cash flows from operating activities-continuing operations	(7,327,148)	(7,010,226)
Net cash used in discontinued operations	1,166,984	(799,812)
Loss from operations of discontinued business	(289,127)	(444,376)
Gain or (Loss) on sale of assets of discontinued business held for sale	(1,055,198)	100,000
Net Cash flows from operating activities-discontinued operations	(177,341)	(1,144,188)
Net Cash flows from operating activities	(7,504,489)	(8,154,414)

Cash flows from investing activities:
Purchase of assets related to vehicle finance business	-	(462,987)
Proceeds on sale of equipment	17,000	-
Purchases of property and equipment	(562,562)	(145,560)
Purchase of intangibles	(2,851)	(2,620)
Payments received on notes receivable	619,697	81,000
Net Cash flows from investing activities-continuing operations	71,284	(530,167)
Purchase of assets of discontinued business	(10,165)	(892,498)
Proceeds from sale of Burger Time	-	1,000,000
Net Cash flows from investing activities-discontinued operations	(10,165)	107,502
Net Cash flows from investing activities	61,119	(422,665)

Cash flows from financing activities:
Advance (payment) on line of credit, bank	(680,000)	680,000
Net proceeds from renewable unsecured subordinated notes	4,711,769	2,816,153
Net proceeds from long-term debt	6,714,515	3,673,541
Payments on long-term debt	(2,450,475)	(1,287,791)
Proceeds from mortgage of property	-	884,000
Prepaid financing costs	-	(8,315)
Debt issuance costs on long-term debt and renewable unsecured subordinated notes	(1,543,383)	(1,007,802)
Repurchase of common shares	-	(167,427)
Proceeds from exercise of warrants	-	39,241
Proceeds from sale of common stock	777,278	-
Net Cash flows from financing activities continuing operations	7,529,704	5,621,600
Net Cash flows from financing activities discontinued operations	-	-
Net Cash flows from financing activities	7,529,704	5,621,600
Net increase (decrease) in cash and cash equivalents	86,334	(2,955,479)
Cash and cash equivalents - beginning of year	156,399	3,111,878
Cash and cash equivalents - end of year	$ 242,733	$ 156,399

See accompanying notes to consolidated financial statements

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

NOTE 1 - Nature of Business and Summary of Significant Accounting Policies

Nature of Business

STEN Corporation and Subsidiaries (the Company or STEN) is a diversified business, primarily focused on its financing business through STEN Financial Corporation.

Principles of Consolidation

The consolidated financial statements include the accounts of STEN Corporation and its wholly-owned subsidiaries: Oxboro, Inc. (formerly known as Oxboro Medical, Inc.), STENCOR Inc., BTAC Properties Inc. and STEN Financial Corporation as of January 2006. STEN Financial consists of wholly-owned subsidiaries STEN Credit Corporation (formerly Colfax Financial Corporation), and EasyDrive Cars and Credit Corporation, which operates in the “Buy Here/Pay Here” retail used auto selling business.  The Company is also a fifty percent owner in EasyDrive AZ LLC, which also operates in the “Buy Here/Pay Here” retail used auto selling business and opened on October 1, 2008 after the close of our fiscal year.

Fiscal Year

Our fiscal year end is the Sunday closest (before or after) to September 30 (a fifty-two or fifty-three week year). Our quarterly reporting periods consist of thirteen weeks (two four-week periods followed by one five-week period). Our 2008 fiscal year ended on September 28, 2008 and our 2007 fiscal year ended on September 30, 2007.

Auto Financing

We are devoting significant portion of our resources to developing our automobile finance business and “Buy Here/Pay Here” auto sales business. Our auto finance business is conducted through our wholly-owned subsidiary, STEN Credit Corporation (“STEN Credit” or “Auto Finance Subsidiary”).

Through STEN Credit, we are engaged in providing auto loans to consumers with limited or impaired credit history. Historically, our loans were offered through a limited number of “dealer-partners” who would benefit by selling vehicles to customers who otherwise could not obtain financing. We historically offered loans through approximately ten dealer-partners in Arizona. Recently, we have changed the focus of our business and the majority of current and future loans will result from vehicles sold at our own retail operations. When a dealer-partner is involved, the contracts with customers are installment loans contracts with full-recourse to dealer-partners. The dealer-partners are paid approximately 68% of the principal contract value at the time we enter into the installment sales contract with the customer. The dealer-partner assumes responsibility for repossessing the vehicle in the event of a contract default. At the time of default and foreclosure of the contract, the Company and the dealer-partner agree to a value of the collateral, which typically goes back into our inventory, and the dealer-partner generally reimburses the remaining value of the contract. The dealer-partners also maintain a “reserve account” or “hold-back” with STEN Credit as an additional level of collateral for the recourse guarantee equal to approximately 25% of the outstanding installment note receivable balance. This is classified as auto loan reserves payable on the consolidated balance sheet of STEN. The dealer-partner reserve account, or hold-back, is only payable to the dealer after the net amount due to STEN Credit has been fully satisfied and amounts due on the contracts are collected from the underlying installment note borrowers. The auto loan reserves payable account under these arrangements at September 28, 2008 and September 30, 2007 was $27,303 and $1,076,707, respectively. The liability decreased due to excessive foreclosure on dealer-partner contracts. The dealer-partner also pays to us “discount points” of up to 7% of the face value of the installment receivable contracts at the time the contract is entered into. The value of this discount is recognized as additional imputed interest income over the life of the contract.

In addition to installment receivable contracts, we formerly financed a portion of the dealer-partner vehicle inventory through a “floor-plan” program. Under this program, STEN Credit financed up to the full wholesale cost of the dealer-partner’s vehicle inventory. We hold title to the vehicles and have the related reserve account as collateral. In our auto financing business, the dealer-partners are charged a fee equal to 2% per month or slightly more than 24% per annum to finance their “floorplan”. We entered the business of dealer floor-planning on November 7, 2006 by acquiring a portfolio of automobile-related receivables consisting of $225,559 in dealer flooring financing notes and $284,922 in automobile installment purchase notes valued at fair value at the date of purchase. The aggregate purchase price, after deducting reserves payable to the dealer of $147,474, was $362,987, which we paid in cash. (See Note 3). As of September 28, 2008 the Company had dealer flooring notes, net reserve of $18,282 and we have exited this business in fiscal 2008.

Used Auto Sales-Retail

The Company has developed its own “Buy Here/Pay Here” retail used car business. Our subsidiary, EasyDrive Cars and Credit Corporation, sells used cars and STEN Credit finances their sale. STEN Credit finances sales to customers that typically would not qualify for conventional financing as a result of limited credit histories or past credit problems. STEN has leased four used car lots for the Easy Drive Cars and Credit business in Arizona and operate under the names “EasyDrive Cars and Credit” and “Best Price Auto Sales”. A lot, located in Tucson, opened in May 2008 and will also accommodate our Tucson STEN Credit office. Another lot, located in Glendale, Arizona, is currently under construction and is expected to open in the first quarter of fiscal 2009. As of September 28, 2008 the Company has capitalized $452,000 of costs and included them in property and equipment on the consolidated balance sheet.

Contract Manufacturing

The Company manufactures, on a contract basis, a line of sterilization containers and filters for use by hospitals, clinics and surgery centers. The Company also provides custom injection molding and light assembly work for four regional customers. The Company anticipates a sale of substantially all assets associated with this business in fiscal year 2009 (See Note 16).

Discontinued Operations

Consumer Financing

On July 31, 2008, the Company’s wholly-owned subsidiary, STEN Financial Corporation, sold certain assets, including the business operations of its consumer finance business, operating under the names or Alliance Cash Advance and Moneyworldlending, to Western Capital Resources Inc, a Minnesota corporation.  The Asset Purchase Agreement provides for the sale by STEN Financial of substantially all of the assets related to the Company’s consumer finance business, including the tangible and intangible assets of Alliance Cash Advance and Moneyworldlending.

Burger Time

On May 11, 2007, the Company’s wholly-owned subsidiary, Burger Time Acquisition Corporation, sold certain assets, including the business operations of its Burger Time business, effective April 29, 2007, to BTND LLC, a Colorado limited liability company. The Asset Purchase Agreement provides for the sale by BTAC of substantially all of the assets related to the Company’s Burger Time business, including the tangible and intangible assets of Burger Time Acquisition Corporation and certain real estate. The Company will continue to hold certain real estate assets related to Burger Time pending the expected assumption of the related mortgages to BTND, at which time transfer of the ownership to the property will be completed.

In accordance with appropriate accounting rules, we have reclassified our previously reported financial results to exclude the results of operations related to Alliance Cash Advance, Moneyworldlending and Burger Time, and presented them on a historical basis as a separate line in our consolidated statements of operations and consolidated balance sheets entitled “Discontinued Business or Discontinued Operations.”

Cash and Cash Equivalents

The Company includes as cash and cash equivalents highly liquid, short-term investments with maturity of three months or less when purchased, which are readily convertible into known amounts of cash. The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

Accounts Receivable, net

Trade accounts receivable from our non-finance activities are shown net of an allowance for doubtful accounts of $0 at both September 28, 2008 and September 30, 2007. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off only after all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. There was not an allowance for the accounts receivables related to contract manufacturing at September 28, 2008 or September 30, 2007.

Loans Receivable

Loans receivable are comprised from our STEN Credit business.

Loans receivable consisted of the following at years ended September 28, 2008 and September 30, 2007:

	09/28/2008	09/30/2007

Dealer flooring notes	$ 1,147,659	$ 616,293
Installment loan receivable	11,699,750	6,089,141
Less: loans allowance for auto financing	(2,223,628)	(158,102)
Total loans receivable	10,623,781	6,547,332
Less: current portion	2,668,142	2,059,866
Loans receivable, net of current	$ 7,955,639	$ 4,487,466

Our installment loans contracts are offered both through our own retail locations and through referrals from independent dealer/partners. The interest on the installment notes with borrowers historically has been at the rate of 29% per annum. The installment notes are collateralized by a lien on the vehicle. The loan agreements require payments over periods generally ranging from 12 to 42 months. The components of the STEN Credit installment loans receivable balance at September 28, 2008 and September 30, 2007 are as follows:

	09/28/2008	09/30/2007
Gross contract amount	$ 11,699,750	$ 6,089,141
Contracts in delinquency
31-60 days	$ 844,667	$ 481,469
61-90 days	503,480	236,067
91 + days	781,294	299,904
Total delinquencies	2,169,441	1,017,440
Amount in repossession	230,767	165,613
Total delinquencies and amount in repossession	$ 2,400,208	$ 1,183,053
Delinquencies as a percentage of gross contract amount	18.54%	16.71%
Total delinquencies and amount in repossession as a percentage of gross contract amount	20.51%	19.43%

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

Changes in the Company’s loans receivable for the years ended September 28, 2008 and September 30, 2007 are as follows:

	09/28/2008	09/30/2007
Balance at beginning of period	$ 6,089,141	$ 0
Financed receivables	12,194,531	7,058,988
Financed receivable collections	(1,552,045)	(709,121)
Net charged off and repossessed	(5,031,877)	(260,726)
Balance at end of period	$ 11,699,750	$ 6,089,141

Changes in the Company’s loans allowance, for auto financing credit losses, for the years ended September 28, 2008 and September 30, 2007 are as follows:

	09/28/2008	09/30/2007
Balance at beginning of period	$ 1,234,809	$ 0
Allowance for credit losses	6,047,999	1,495,535
Net charge offs and repossessed	(5,031,877)	(260,726)
Balance at end of period	$ 2,250,931	$ 1,234,809

The installment loans receivable allowance for credit losses for the year ended September 28, 2008, consist of dealer reserves payable of $27,303 and reserves for auto financing of $2,223,628. The installment loans receivable allowance for credit losses for the year ended September 30, 2007 consists of dealer reserves payable of $1,076,707 and Company reserves of $158,102.

Inventories

Inventories consist of products related to our contract manufacturing operations and used autos at our Buy Here/Pay Here lots. Inventories are valued at lower of cost (using the first-in, first-out (FIFO) method) or market.

Income Taxes

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences include depreciation, accruals, deferred revenue, prepaid expenses, warrants issued, allowance for doubtful accounts and inventory valuation adjustments. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax assets is not assured.

Intangible Assets

Intangible assets primarily consist of non-solicitation agreements and customer databases. The non-solicitation agreements and other intangibles are being amortized over their estimated useful lives using the straight-line method for 60 months (weighted average life of 5.00 years) at September 28, 2008. Intangible assets subject to amortization consist of the following:

	September 28, 2008		September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Estimate Useful Lives (mos.)

Customer lists	$ 0	0	$ 700,000	$ 58,333	120
Non-solicitation agreement	700,000	256,666	700,000	116,666	60
Other intangibles	8,642	4,302	5,792	1,904	60

Total	$ 708,642	$ 260,968	$1,405,792	$ 176,903

The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision, or that the remaining balance of these assets may not be recoverable. During fiscal 2008, the Company decided to shift its auto finance business away from the “dealer-partner” relationships and toward financing its own contracts through its “Buy Here/Pay Here” business.  The Company’s evaluation on long-lived asset realization indicated that the future undiscounted cash flows of its customer lists were not sufficient to recover the carrying value of such assets. The assets were adjusted to their fair values of $0, and a $571,667 impairment charge was expensed in the year ended September 28, 2008.

Amortization of intangible assets was $212,399 and $175,000 for the years ended September 28, 2008 and September 30, 2007. Estimated amortization expense of intangible assets for fiscal years 2009, 2010, 2011, 2012, and 2013 is $140,997, $140,997, $140,997, $24,331, and $352 per year, respectively.

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

Notes Receivable

At September 28, 2008, the Company held three notes receivable $100,000, $101,003, and $63,038, related to the sale of our consumer finance business to Western Capital Resources. The notes are unsecured and bear an interest charge of 0% to 6% per annum.  The terms of the notes range from 6 months to four years.  Amounts due on the notes receivable for the years ending 2009, 2010 and 2011 are $100,000, $101,003 and $63,038, respectively.

A note receivable from BTND, LLC, a Colorado limited liability company, related to the sale of our Burger Time Business, as of September 28, 2008 and September 30, 2007, was $742,469 and $788,166, respectively, secured by the real estate, and bears interest at a rate of 7.00% per annum with a term of 12 years. Amounts due on the note receivable for the fiscal years ending 2009, 2010, 2011, 2012, and 2013 are $49,092, $52,641, $56,447, $60,527, and 64,903, respectively.

	09/28/2008	09/30/2007
Note receivable – Western Capital Resources	$ 100,000	$ 0
Note receivable – Western Capital Resources	101,003	0
Note receivable – Western Capital Resources	63,038	0
Note receivable – Life safe Services, LLC	0	574,000
Note receivable- BTND, LLC	742,469	788,166
Totals	1,006,510	1,362,166
Less current portion	(149,092)	(153,783)
Notes receivable, net of current portion	$ 857,418	$ 1,208,383

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

Other Assets

At September 28, 2008 and September 30, 2007, the Company had Other Assets of the following:

	09/28/2008	09/30/2007

Deferred income taxes	$ 0	$ 555,000
Cash surrender value of life insurance	35,047	35,047
Debt issuance costs – senior debt	300,900	0
Other	40,325	0
Other Assets	$ 376,272	$ 590,047

Debt issuance Costs

Debt Issuance costs are amortized over the life of the loan using the straight-line method.

On November 23, 2007 the Company entered into a security agreement with LV Administrative Services, Inc. as administrative and collateral agent for Valens U.S. SPV I, LLC (“Valens”) and incurred costs of $486,640. These costs were being amortized over the life of the security agreement (2 years). On August 22, 2008, the Company entered into an amendment of the original security agreement with Valens. As a result of the amendment, the Company determined that the modification resulted in a debt extinguishment and expensed the net remaining capitalized costs associated with the original security agreement with Valens. Amortization of these costs are included in interest expense and were $486,640 for the year ended September 28, 2008. The Company incurred an additional $318,600 of costs upon amending the original agreement. The amortization of these costs were $17,700 for the year ended September 28, 2008. (See Note 9).

The Company incurred, since the beginning of the renewable unsecured subordinated notes program, $1,745,948 in debt issuance costs through September 28, 2008. The on-going costs associated with the debt offering are being amortized over the weighted-average term of the debt and are included in interest expense. The current weighted-average term is 22 months. Future debt proceeds costs will continue to be incurred. Annual costs will be amortized over a 12-month period and offering costs to be amortized over a 3-year period.

Changes in the Company’s debt issuance costs associated with its renewable unsecured subordinated notes are as follows:

	09/28/08	09/30/07
Balance at beginning of period	$ 876,912	$ 0
Debt issuance costs incurred	738,145	1,007,802
Amortization expense of costs incurred	(782,453)	(130,891)
Balance at end of period	$ 832,604	$ 876,911

Revenue Recognition

Interest on notes receivable associated with the consumer auto loans or vehicle installment notes is recognized as revenue based on the outstanding monthly unpaid principal balance and is generally contractually provided at the rate of 29% per annum. We record the auto loan interest revenue when it is collected. In addition, “discount points” paid at the time the installment note is entered into are recognized as finance charge revenue over the life of the loan. Should floorplan receivables, or note receivables be determined to be impaired, the recognition of revenue would be suspended and a provision for losses equal to the difference between the carrying value and the present value of the expected cash flows is recorded. Under our current arrangements with the dealer-partner, the dealer-partner is required to pay the remaining principal amount of the contract and the vehicle collateral is assigned to the dealer for foreclosure and repossession in the event of default.

In our auto financing business, the dealer-partners are charged a fee of 2% per month, or for any fraction thereof to finance vehicle inventory. The result is an annualized charge of slightly more than 24%. We record this fee as revenue when collected.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

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

Deferred Revenue

In accordance with generally accepted accounting principles, we defer certain fees charged to customers of our STEN Credit business as part of the fee’s yield over the life of the agreements. Deferred revenue at September 28, 2008 and September 30, 2007 was $84,628 and $310,077, respectively.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $201,449 and $177,563 for the years ended September 28, 2008 and September 30, 2007, respectively.

Stock-Based Compensation

The Company implemented SFAS No. 123(R) “Share Based Payment” on October 2, 2006 using the modified prospective method. The Company recognizes compensation expense related to any awards that are fully vested as of the effective date. Compensation expense for the unvested awards is measured based on the fair value of the awards in accordance with the provisions of SFAS No. 123(R). The amount of expense recorded for the years ended September 28, 2008 and September 30, 2007 was $101,656 ($0.04 per share) and $163,321 ($0.08 per share), respectively. Based on option grants outstanding at September 28, 2008, the Company estimates an expense of $66,423 $66,423, $66,423, $17,597 and $6,130 for the years ended 2009, 2010, 2011, 2012, and 2013, respectively.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

The per share, weighted-average fair value of each option granted is calculated using the Black-Scholes pricing model with the following assumptions used for grants in the following years:

	Fiscal 2008	Fiscal 2007
Risk free interest rate	3.50-4.25%	4.50%-4.75%
Expected life of options granted	2.5-7.5 years	2.5-6.5 years
Expected volatility range	50.00-85.00%	50.00%
Expected dividend yield	0%	0%

The volatility factor is based on our historical stock price fluctuations for a period of approximately 5 years. This period is shorter than the expected life of the options but was deemed more relevant given the significant change in the Company’s business model and strategy. The Company has not issued and does not intend to issue dividends; therefore the dividend yield is zero. The Company applied the risk-free interest rate based on the U.S. Treasury yield in effect at the time of the grant. The expected term of the option is based on the simplified method as defined by SAB No. 107. The Company estimates the forfeiture rate for stock options using 10%.

The weighted-average remaining contractual term of options exercisable at September 28, 2008 was 5.6 years. The weighted-average per share fair market value of options granted was $0.95 and $2.21, for the years ended September 28, 2008 and September 30, 2007 respectively, using the Black-Scholes option-pricing model.

Net Loss per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of shares outstanding for the reporting period. The Company’s diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding and common share equivalents, when

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

dilutive, for the reporting period. Options totaling 416,300 and 380,500 and warrants of 762,089 and 578,983 were excluded from the computation of diluted loss per share for the years ended September 28, 2008 and September 30, 2007 as their effect was anti-dilutive. Following is a reconciliation of basic and diluted net loss per share:

	Fiscal 2008	Fiscal 2007
Net loss per share – basic and diluted:
Net loss	$(8,021,386)	$(2,205,714)

Weighted average shares outstanding	2,470,348	1,989,975

Net loss per share – basic and diluted	$(3.25)	$(1.11)

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

Segment Reporting

Our three reportable segments are strategic business units that offer different products: consumer finance, retail used car sales, and corporate and contract manufacturing. They are managed separately as each business requires different technology and business processes. STEN Financial is comprised of the businesses of its two subsidiaries: STEN Credit Corporation, which operates the automobile finance business, and EasyDrive Cars and Credit, which operates our retail used car sales lots. The Company includes its STEN Credit business in its consumer finance segment and includes its Easy Drive Cars and Credit business in the separate segment of retail used car sales lots. Corporate and contract manufacturing represents the administrative activities and costs associated with our general corporate activities, including our Texas-based STENCOR, Inc. subsidiary that is engaged in providing contract injection molding services. The Company did not include in identifiable assets those assets related to discontinued operations. Assets excluded were $1,569,777 and $3,272,982 for the years ended September 28, 2008 and September 30, 2007, respectively.

Operating loss is total net sales less operating expenses. We did not have any sales between business segments. Identifiable assets by industry segment include both assets directly identified with those operations and an allocable share of jointly used assets. General corporate assets consist primarily of cash, certificates of deposit and property and equipment. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. Management evaluates the performance of each segment based on profit and loss from operations before income taxes, exclusive of non-recurring gains or losses. The following table summarizes data by industry segment.

	Corporate and Contract Manufacturing	STEN Financial (Consumer Finance)	STEN Financial (Retail Used Car lot Sales)	Total

Year ended September 28, 2008
Revenues	$ 2,053,430	$ 2,416,110	$ 11,402,061	$ 15,871,601
Income (loss) from operations	(3,535,678)	(2,318,222)	418,839	(5,435,061)
Identifiable assets	2,208,706	13,418,052	1,678,602	17,305,360
Depreciation and amortization	79,461	246,629	6,362	332,452
Capital expenditures	59,382	25,882	477,298	562,562

Year ended September 30, 2007
Revenues	$ 1,444,822	$ 1,164,603	$ 1,167,212	$ 3,776,637
Loss from operations	(1,355,383)	(1,268,813)	(129,346)	(2,753,542)
Identifiable assets	4,176,454	9,384,285	478,958	14,039,697
Depreciation and amortization	68,160	147,335	1,698	217,193
Capital expenditures	96,934	28,478	20,148	145,560

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

Financial Instruments

The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts receivable, notes receivable, loans receivable, inventory, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The Company’s long-term debt includes debt with variable interest rates. The fair value of long-term debt approximates the carrying amounts based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Reclassifications

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements better reflecting the lending activity of the Company. These reclassifications had no effect on the Company’s net loss or stockholders’ equity (deficit). Adjustments of $158,000 reduced liabilities and assets for adjustments related to dealer-partner right of offset.

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

During Fiscal 2008, the Company decided to shift its auto finance business away from the “dealer-partner” relationships and toward financing its own contracts through its “Buy Here/Pay Here” business.  The Company’s evaluation  of long-lived asset realization indicated that the future undiscounted cash flows of its customer lists were not sufficient to recover the carrying value of such assets included in the consumer finance segment. The assets were adjusted to their fair values of $0, and a $571,667 impairment charge was expensed in the year ended September 28, 2008.

The Company assesses the impairment of its property and equipment at least annually, or whenever events or changes in the circumstances indicate that the carrying value may not be recoverable. The Company uses a number of factors which it considers important which could trigger an impairment review, and potentially an impairment charge, including the following: significant underperformance relative to historical or projected  cash flows; significant changes in the manner of use of the acquired assets or the Company’s overall business strategy; significant negative market or economic trends; significant decline in the Company’s stock price for a sustained period changing the Company’s market capitalization relative to its net book value.

As required by an amendment with Valens, Kenneth W. Brimmer, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into a letter agreement dated October 31, 2008.  Under the Letter, Mr. Brimmer agreed to deliver an executed asset purchase agreement to the agent within 30 days of October 31, 2008.  The asset purchase agreement would provide for the purchase by Mr. Brimmer of substantially all of the assets of Stencor Inc., which is the contract manufacturing segment, for consideration of no less than $1,300,000 net of certain payments and assumptions. The Company’s evaluation of the letter agreement and subsequent review of the fair values of its property and equipment the Company determined that the assets were overvalued and a $650,000 impairment charge was expensed in the year ended September 28, 2008. No impairment was recorded on property and equipment during the year ended September 30, 2007.

Recent Accounting Pronouncements

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

During March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – and amendment of FASB Statement No. 133,” (“SFAS161”) which requires enhanced disclosures about an entity’s derivative and hedging activities. The standard requires entities to disclose the fair values of derivative instruments and their gains and losses in a tabular format to provide financial statement users with a more complete picture of the location in the entity’s financial statements of both the derivative positions existing at year-end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s statements issued for fiscal years beginning after November 15, 2008. The Company does not believe that the adoption of SFAS 161 will have a material effect on its results of operations, financial positions, or cash flows.

NOTE 2 – Going Concern

The Company incurred losses from continuing operations before taxes of $5,435,061 and $2,753,542 for the years ended September 28, 2008 and September 30, 2007, respectively. The Company’s liquidity is largely a function of the amount available to borrow on its senior credit facility. The amount available to borrow on the senior credit facility is the direct result of the collections and aging on its auto installment notes receivable. The Company has analyzed the historic collections and projected a reduced level of sales activity at its three retail locations. This analysis indicates that the Company will begin to generate positive operating cash flow beginning in the first quarter and its operations will generate cash to reduce the senior indebtedness.

On January 2, 2009, the Company filed a Form 8-K with the Securities and Exchange Commission reporting its plan to discontinue its offering of renewable unsecured subordinated notes and at that time, STEN also announced the suspension of individual note repayments. At January 2, 2009, there were approximately $7.3 million in unsecured subordinated notes outstanding. The Company has acknowledged that an event of default has occurred regarding certain specific subordinated notes. Non-payment of any note may result in an event of default under our agreement with Valens, giving Valens the right to accelerate its entire note and foreclose on all of the assets of the consolidated Company businesses. The decision to suspend note repayments was the result of a cash short fall that occurred at the end of December. The liquidity issue arose because of lower than projected cash flow from our auto finance receivables near December 31, 2008. Unexpectedly poor collection results limited the amount of cash available on the Valens facility, reducing our liquidity below planned levels. The Company decided on January 2, 2009 to discontinue the note offering and to suspend payment of principal and interest on the subordinated notes while it assesses alternatives to strengthen its liquidity.

Valens has not notified us that it is exercising any right to accelerate its debt. While there is no assurance the senior lender will not conclude to exercise these rights, we are currently working cooperatively with Valens to develop and implement a revised business plan. Given Valens’ rights under the senior credit facility, the Company believes any plan it develops must have the support of Valens to succeed. The Company believes its used car finance business is a viable enterprise and it is the Company’s intention to take every possible step to enhance the viability of this business as part of a plan to fund future debt repayments.

As a result of implementing these steps, the Company believes it will have sufficient resources to meet its operating requirements over the next 12 months.

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

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the agreement is five years. STEN Credit will pay Flash Motors a total sum of $1,400,000 for Flash Motors and its representatives agree not to solicit the accounts and prospects provided in the agreement. The $1,400,000 was allocated between the non-solicitation agreement and customer list for $700,000 each. Concurrently, STEN Credit issued a promissory note in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. After November 14, 2008, the note holder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full.  As the Company changes focus towards the “Buy Here/Pay Here” business model the Company and Flash Motors are in negotiations to modify the promissory note.  Flash Motors demanded payment on this note in November 2008. The Company has since claimed the Flash Motors has not honored the full terms of the agreement.  Therefore, Flash Motors may not honor the non-solicitation provisions.  The Company feels that if Flash Motors violates the non-solicitation portion, full amounts on the note may not be owed.

Cash Advance-Utah

On October 3, 2006, STEN Financial entered into an agreement to acquire certain Utah-based assets from National Financial Services, LLC. STEN Financial agreed to purchase certain assets of a business operating three retail locations known as Cash Advance. The total purchase price was $600,000 and included certain assets of Cash Advance including cash, accounts receivables, inventory and fixed assets. Of the total purchase consideration, STEN Financial paid $400,000 in cash from working capital and entered into a promissory note for $200,000. The promissory note bore interest at 8% per annum from October 2, 2006 payable in two installments of $100,000 with the first payment on April 2, 2007 and the second payment on October 2, 2007 together with principal and interest. The note was paid in full in November 2006. Consideration for the asset purchase was through arm’s length negotiations between the Company and National Financial Services, LLC. STEN Financial intends to use the assets to continue offering check cashing and related services including deferred presentment or “payday” loans and “title” loans. The purchase price was allocated based on the fair value of the assets acquired.  These assets were sold in July 2008 (see disposition of assets).

Moneyworldlending

On October 2, 2006, STEN Financial entered into an agreement with Dimah Financial, Inc. to purchase certain assets of an on-line deferred presentment lending business known as moneyworldlending.com. The total purchase price was $200,000 and included accounts receivable, websites, trade names, domain names and fixed assets. Of the total purchase consideration, STEN Financial paid $200,000 in cash from working capital. Consideration for the asset purchase was through arms-length negotiations between the Company and Dimah Financial Inc and the purchase price was allocated based on the fair value of the assets acquired. These assets were sold in July 2008 (see disposition of assets).

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

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

The purchase price was allocated based on the fair value of the assets acquired and liabilities assumed. These assets were sold in July 2008 (see disposition of assets).

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

The purchase of these assets were not considered material to our operating results or total assets, therefore, the Company is not including pro forma financial results for year ended September 30, 2007.

Dispositions of Assets

Consumer Finance Business

On July 31, 2008, our wholly-owned subsidiary, STEN Financial Corporation, sold certain assets from its consumer financing segment including the payday/check cashing business operations of its Alliance Cash Advance and Moneyworldlending businesses effective to Western Capital Resources, Inc. The purchase agreement between STEN Financial Corporation and Western Capital Resources, Inc. provides for the sale by STEN Financial Corporation of substantially all of the assets related to the Company’s Alliance Cash Advance and Moneyworldlending businesses, including the tangible and intangible assets of STEN Financial Corporation.

The purchase price for the assets was approximately $263,038.  Of the purchase price $263,038 was paid by the delivery of three promissory notes. Note A has a value of $100,000, without interest, due 6 months from the effective date (January 31, 2009). Note B has a value of $100,000, with interest accruing on the outstanding principal at the rate of 6% per annum, and principal and interest due in 30 months (January 31, 2010). Note C is equal to the Accepted Tempe Receivable, currently $63,038, with interest accruing on the outstanding principal at a rate of 6% per annum, and principal and interest due 30 months (January 31, 2011). Western Capital Resources may, in its sole discretion, pay the outstanding principal, when due, in either cash or shares of restricted common stock of Western Capital Resources, with the price of each share being equal to the average closing price of the shares for the thirty trading days prior to the issuance. The loss on the sale was approximately $1,008,000 for the year ended September 28, 2008.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Alliance Cash Advance and Moneyworldlending in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The results for the Alliance Cash Advance and Moneyworldlending operations for years ended September 28, 2008 and September 30, 2007, consist of the following:

	09/30/08	09/30/07

Revenue, net	$ 878,154	$1,174,647

Cost of goods sold	312,506	371,512

Gross profit	565,648	803,135

Total operating expenses	854,775	1,382,941

Loss from operations	(289,127)	(579,806)
Other non-operating expenses	-	(1,627)

Gain on sale of assets:
Sale Price	263,038	-
Less costs and expenses
Cash in Stores	37,000	-
Accounts Receivable	503,042	-
Inventories	2,046	-
Prepaids	14,445	-
Property and Equipment, net	201,516	-
Intangibles, net	451,010	-
Transition, Legal and other	61,724	-
Total costs of sale	1,270,783	-
Loss on sale	(1,007,745)	-
Loss from discontinued operations before income taxes	$ (1,296,872)	$ (581,433)

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

The purchase price for the assets was $1,806,319 plus the assumption by the Buyer of certain liabilities relating to mortgages of BTAC Properties Inc. as of April 30, 2007. Of the purchase price, $1,000,000 was paid in cash and $806,319 was paid by delivery of a promissory note. The note bears interest at a rate of 7.00% per annum with a term of 12 years. The Company, through Burger Time Acquisition Corporation and BTND, LLC, also entered into a second promissory note of $1,886,432 relating to the assumption of two BTAC Properties mortgages with StanCorp. BTND, LLC intends to assume the Minnesota and North Dakota mortgages and the related promissory note in the fiscal year 2009. BTND, LLC’s promissory note to Burger Time Acquisition Corporation is intended to pass along to BTND, LLC the obligations of Burger Time Acquisition Corporation under the notes and mortgages with StanCorp. (See Note 9). The Company recognized a gain of $100,000 upon the sale.

In accordance with the provisions of SFAS 144, we have not included the results of operations of our Burger Time Business in the results from continuing operations. The results of operations for this business have been reflected as discontinued operations. The income from discontinued operations for the years ended September 28, 2008 and September 30, 2007, consist of the following:

	09/28/08	09/30/07

Revenue, net	$ 0	$ 3,580,035

Cost of goods sold	0	3,303,726

Gross profit	0	276,309

Total operating expenses	0	345,720

Net income (loss) operations	0	(69,411)
Other non-operating expenses	-	-

Gain on sale of assets:
Sale Price		1,806,319
Less costs and expenses
Cash in Stores		10,200
Accounts Receivable		21,124
Inventories		56,659
Prepaids		28,505
Property and Equipment, net		1,424,033
Intangibles, net		71,669
Prepaid Mortgage Costs		94,129
Total costs of sale	0	1,706,319
Net gain on sale before taxes	0	100,000
Income from discontinued operations before income taxes	$ 0	$ 30,589

LifeSafe Services Business

On June 30, 2005, Company and its wholly-owned subsidiary, LifeSafe Services, Inc. completed the sale to Life Safe Services, LLC of assets related to our Emergency Oxygen Service Business including the LifeSafe and LifeKit product lines. The purchase price for the assets was $3,150,000. Of the purchase price, $2,450,000 was paid in cash at closing and $700,000 was paid by delivery of a subordinated promissory note.  In July 2008, Life Safe Services LLC completely paid off the promissory note of $463,409 and was released from further obligations for $416,000.  A prepayment discount of $47,453 was recorded and expensed to discontinued operations in the year ended September 28, 2008.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

The table below is a consolidation of the sale of our Alliance Cash Advance, Moneyworldlending, Burger Time businesses. In accordance with the provisions of SFAS 144, we have not included the results of operations of our former Alliance cash Advance, Moneyworldlending, Burger Time businesses in the results of continuing operations. The results of operations for these businesses have been reflected as discontinued operations. The income from discontinued operations for the years ended September 28, 2008 and September 30, 2007, consist of the following:

	09/28/08	09/30/07

Revenue, Net	$ 878,154	$4,754,682

Cost of Goods Sold	312,506	3,675,238

Gross Profit	565,648	1,079,444

Total operating expenses	854,775	1,728,661

Loss from operations	(289,127)	(649,217)
Other non-operating expenses	(47,453)	1,627

Gain on sale of assets:
Sale Price	263,038	1,806,319
Less costs and expenses
Cash in Stores	37,000	10,200
Accounts Receivable	503,042	21,124
Inventories	2,046	56,659
Prepaids	14,445	28,505
Property and Equipment, net	201,516	1,424,033
Intangibles, net	451,010	71,669
Prepaid Mortgage Costs	-	94,129
Accrued Payable	-	-
Transition, Legal and other	61,724	-
Total costs of sale	1,270,783	1,706,319
Income (loss) on sale before taxes	(1,007,745)	100,000
Income (loss) from discontinued operations before income taxes	$ (1,344,325)	$ (550,844)

NOTE 4 - Inventories

Inventories consisted of the following at September 28, 2008 and September 30, 2007:

	09/28/08	09/30/07

Raw materials - contract manufacturing	$ 476,962	$ 392,455
Work in process - contract manufacturing	1,221	46,353
Finished goods:
Contract manufacturing	285,907	47,962
Used autos	1,067,838	648,583
Total Inventories	$ 1,831,928	$ 1,135,353

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

NOTE 5 – Other Current Assets

Other current assets consisted of the following at September 28, 2008 and September 30, 2007:

	09/28/08	09/30/07
Debt issuance costs-renewable unsecured subordinated notes	$ 832,604	$ 876,911
Prepaid expenses	111,293	67,346
Deferred income taxes	-	687,000
Total Other Current Assets	$ 943,897	$ 1,631,257

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

NOTE 6 - Property and Equipment, net

Property and equipment consisted of the following at September 28, 2008 and September 30, 2007:

	09/28/08	09/30/07

Land	$ 83,744	$ 183,744
Building	633,068	515,360
Furniture and equipment	575,390	703,900
Total	1,292,202	1,403,004
Less: accumulated depreciation and amortization	(468,061)	(351,992)
Net	$ 824,141	$ 1,051,012

Depreciation and amortization expense on property and equipment was $120,053 and $42,193 for the years ended September 28, 2008 and September 30 2007, respectively.  The Company has a plan to dispose of the STENCOR assets (See Note 1) Impairment of Long lived and Intangible Assets, and has taken a charge of $650,000 for the year ended September 28, 2008.

NOTE 7 - Other Current Liabilities

Other current liabilities consisted of the following at September 28, 2008 and September 30, 2007:

	09/28/08	09/30/07
Accrued payroll and related taxes	$ 246,060	$ 234,362
Deferred revenue	84,628	310,077
Accrued interest	371,061	87,454
Other accrued expenses	135,655	36,732
Total	$ 837,404	$ 668,625

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

NOTE 8 - Line of Credit, Bank

At September 30, 2007, we had a $750,000 line of credit agreement with Citizens Independent Bank.  The line of credit is subject to a defined borrowing base. Amounts outstanding bear interest at prime plus .5% (8.25% at September 30, 2007). The line of credit was collateralized by our receivables and inventory. At September 28, 2008 and September 30, 2007, there was $0 and $680,000 outstanding under this agreement and the line was paid in full November 2007, and the agreement has since expired.

The Company’s indebtedness to Citizens Independent Bank under the line of credit agreement and the term loan was guaranteed by Mr. Kenneth W. Brimmer, the Company’s Chief Executive Officer and director, and Mr. Gary Copperud, who was a director of the Company at that time. In exchange for the guaranty, Messr’s Brimmer and Copperud were each granted five-year options to purchase 50,000 shares of its common stock, vested immediately, with an exercise price of $6.00. The options which were valued at $175,000 as debt issuance costs were being amortized over 5 years. With the line payoff in November 2007, the Company recorded an expense of $142,180 related to the net unamortized value of the cost in the year ended September 28, 2008.

NOTE 9 - Long-Term Debt

On November 23, 2007, the Company and all its wholly-owned subsidiaries entered into a security agreement with LV Administrative Services, Inc. as administrative and collateral agent for Valens (“Valens”).

Under the security agreement, Valens may make revolving loans to the Borrowers from time to time during the two year term of up to $5,500,000, subject to a defined borrowing base. The borrowing base takes into account reserves established by Valens, the amount of certain available accounts of the Borrowers, and the amount of certain available inventory of the Borrowers. The amounts loaned to the Borrowers are evidenced by a secured revolving note in the maximum aggregate amount of $5,500,000. Amounts under the original secured revolving note matured on November 23, 2009 and bear interest at a rate equal to the prime rate plus 8.25%, (15.00% at June 29, 2008) but not less than 15%. Interest is payable monthly. In an event of default, as defined under the security agreement, the Borrowers will be obligated to pay additional interest of 2% per month as a penalty until the event of default is cured or waived and the agent may demand repayment of the obligations of the secured revolving note and the security agreement or may elect to demand a default payment equal to 130% of the outstanding principal amount of the secured revolving note, plus accrued but unpaid interest and all other fees and amounts then remaining unpaid. The security agreement also contains loan covenants. The Company has violated certain covenants under this agreement but obtained appropriate waivers from Valens.

On November 23, 2007, the Borrowers drew $1,205,054 under the security agreement, of which $1,085,388 was used to repay all of the indebtedness of STEN Credit Corporation to an individual lender and the indebtedness of the Company to Citizens Independent Bank. On December 3, 2007, we drew $1,905,275 under the security agreement to satisfy the Company’s outstanding indebtedness to R.W. Sabes Investment, LLC.

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

In exchange for the availability of revolving loans under the security agreement, the Company sold Valens 227,794 shares of its common stock (the “Closing Shares”) for $0.01 per share and the Company also issued Valens a fully vested common stock purchase warrant (the “Warrant”) to purchase 22,206 shares of its common stock. The Closing Shares represent 9.9% of the Company’s 2,300,957 shares issued and outstanding immediately prior to the security agreement transactions. The exercise price of the Warrant is $0.01 per share and the Warrant has an indefinite term. By the terms of the Warrant, the holder may not exercise any portion of the Warrant that would result in beneficial ownership by the holder and its affiliates of any amount greater than 9.99% of the then outstanding shares of Common Stock (whether or not, at the time of such exercise, the holder and its affiliates beneficially own more than 9.99% of the then outstanding shares of common stock). Prior to transfer by Valens, the Closing Shares and the shares of common stock issuable upon exercise of the Warrant are subject to an irrevocable proxy naming STEN as proxy. The common stock and the common stock warrants were valued at $247,722 using management’s estimation of their fair value and offset against long-term debt. The resulting original issue discount of the fair value of the Warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, was initially amortized over the life of the note using the straight-line method, which approximates the interest method. During the year ended September 28, 2008, $247,722 was expensed.

The Company and Valens also entered into a Registration Rights Agreement dated November 23, 2007 relating to the Company’s obligation to register for resale the Closing Shares and the shares issuable upon exercise of the Warrant. Under the Registration Rights Agreement, the Company is obligated, among other things, to file a registration statement relating to the registerable securities within 90 days for Valen’s resale offering to be made on a continuous basis. Effective February 14, 2008, Valens waived the Company’s obligations under the Registration Rights Agreement to file a registration statement relating to Valens' registerable securities and to cause such registration statement to be declared effective.

On August 22, 2008, the Company modified the original security agreement with Valens dated November 23, 2007.  The Revolving Credit Facility was increased from $5,500,000 to $8,850,000 and amounts under the extended secured revolving note mature on August 22, 2011, bear interest at a rate equal to the prime rate from time to time plus 8.25%, (16.25% at September 28, 2008) but not less than 16.25%. The $8,850,000 in availability will be based on accounts receivable at an advance rate to 60% of eligible auto accounts receivable (not to exceed 80% of wholesale book value) and 75% of non auto receivables.  All other terms and conditions of the original security agreement remain in place through August 22, 2011. As of September 28, 2008, we had $6,714,515 in borrowings against the Valens security agreement and $2,135,485 available with a limitation based on our borrowing base.

In exchange for the modifications to the original security agreement, STEN issued Valens the right to purchase 45,000 five year $0.01 common stock warrants.  The common stock warrants were valued at $54,913 using management’s estimation of their fair value and offset as a discount against long-term debt and $3,099 was expensed during the year ended September 28, 2008. The resulting original issue discount of the fair value of the Warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method. The Company has applied EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Based on the analysis the debt instruments are considered to be substantially different. Therefore, the Company determined that the modification resulted in a debt extinguishment and expensed the net remaining capitalized costs associated with the original security agreement with Valens. Amortization of these costs are included in interest expense and were $486,640 for the year ended September 28, 2008.

In addition to the warrants the Company issued an Original Issue Discount Term Note in the amount of $1,500,000 (no cash was or will be received), paid closing fees representing 3.6% of the $8,850,000 ($318,600) and agreed to revenue sharing where the Company will pay Valens 0.75% of gross revenues payable in cash each month for a period no less the 6 years with the first payment will be due 13 months post funding or (September 30, 2011).  The Original Issue Discount Term note will be paid 5 years from the closing (August 22, 2013). The Company will provide $600,000 and $900,000 payments at month 48 (August 22, 2012) and month 60 (August 22, 2013) respectively.  The Company may retire the debt for $1,000,000 at any time prior to the 37 month (September 22, 2011). The closing fees of $318,600 were recorded as debt issuance costs and are being amortized over the life of the loan (see Note 16). The Company will be charging interest expense monthly as it accrues this liability over the payment term. The balance accrued for the note was $16,365 as of September 28, 2008.

On July 18, 2007, the Company, through its subsidiary BTAC Properties, Inc. sold a parcel of land located in Elk River, Minnesota to Elk River 229 Carson, LLC. The purchase price was $495,000, excluding closing costs and prepayment penalties. The proceeds were used to reduce the Minnesota mortgage to StanCorp Mortgage by $470,482.

In April 2007, STEN began offering for sale up to $25 million of renewable unsecured subordinated notes. As of September 28, 2008, we had $7,504,571 outstanding in renewable unsecured subordinated notes and $364,046 of accrued interest. The table below represents outstanding renewable unsecured subordinated notes as of September 28, 2008:

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

Renewable unsecured subordinated notes:

Original Term	Principal Amount	Weighted Average Interest Rate
3 months	$ 421,056	8.58%
6 months	330,255	9.30%
1 year	3,154,182	13.47%
2 years	741,583	13.82%
3 years	2,362,995	14.79%
4 years	249,500	16.04%
5 years	171,000	15.30%
10 years	74,000	12.85%
Total	$ 7,504,571	13.57%

We made interest payments of $733,573 and $69,430 on the renewable unsecured subordinated notes during the years ended September 28, 2008 and September 30, 2007, respectively. The weighted average term on the outstanding renewable unsecured subordinated notes is 22 months.

On March 9, 2007, we completed a mortgage financing collateralized by the underlying building and real estate used in BTAC’s operations in the amount of $384,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with BTAC on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 7.210% per annum and is payable in 59 equal monthly installments of $3,048 per month, with the final payment of all principal and all accrued interest not yet paid due March 5, 2012. The balance outstanding was $369,585 and $378,709 at September 28, 2008 and September 30, 2007, respectively.

On March 1, 2007, we completed a mortgage financing collateralized by the underlying building and real estate which is used by our subsidiary, STENCOR, in its contract manufacturing business, in the amount of $500,000. Kenneth W. Brimmer and Gary Copperud are joint and several borrowers with STENCOR on the note. Messrs. Brimmer and Copperud did not receive any compensation for joining as borrowers on the note. The note accrues interest at a rate of 8.75% then 7.625% per annum and is payable in 180 monthly installments, with the final payment of all principal and all accrued interest not yet paid due March 1, 2022. Payments of $5,036 are made in months 1 to 36 and payments of $4,755 are made in months 37 to 180. The balance outstanding was $473,041 and $491,953 at September 28, 2008 and September 30, 2007, respectively.

On February 13, 2007, STEN Credit and STEN entered into a credit agreement under which R. W. Sabes Investment, LLC (“Sabes”) would loan up to $3,000,000 to STEN Credit, subject to a defined borrowing base of STEN Credit assets. This note was paid in December 2007 with funds from the loans under the security agreement with Valens.

As additional consideration, STEN issued to Sabes a redeemable warrant to purchase 219,900 shares of its common stock at an exercise price of $4.50 per share. The warrant may be exercised by the holder at any time prior to March 1, 2012. The shares of common stock underlying the warrant may be redeemed by STEN in three separate tranches if the closing sales price of its common stock exceeds $6.00 per share for at least thirty consecutive trading days, among other conditions. The gross proceeds of $1,845,845 were allocated between the convertible note and the redeemable warrants based on the relative fair values of the securities at the time of issuance. The redeemable warrants were valued at $175,000 using management’s estimation of their fair value and offset against long-term debt. The resulting original issue discount of the fair value of the warrants as defined in EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, will be amortized over the life of the note using the straight-line method, which approximates the interest method. The conversion price of $8.20 was greater than the fair market value of the stock at the time of issuance. With the payoff of the obligations under the Sabes credit agreement in December 2007; we recorded interest expense for the remaining balance of the original issue discount of $142,180 in the year ended September 28, 2008.

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

In November 2006, and as amended March 2007, the Company entered into a non-solicitation agreement with Flash Motors. The term of the agreement is five years. STEN Credit will pay Flash Motors a total sum of $1,400,000 in exchange for an agreement by Flash Motors and its representatives not to solicit the accounts and prospects provided in the agreement. Concurrently, STEN Credit issued a promissory note to Flash Motors in the principal amount of $1,400,000 effective March 1, 2007 with interest at a rate of 13% per annum paid monthly in arrears starting on April 1, 2007. Beginning November 14, 2008, the note holder may demand payment of principal of $250,000 which will be payable within 30 days and additional increments of up to $250,000 may be demanded every thirty days thereafter until the note is paid in full. As the Company changes focus towards the Buy Here/Pay Here business model the Company and Flash Motors are in negotiations to modify the promissory note. The Company has since claimed the Flash Motors has not honored the full terms of the agreement.  Therefore, Flash Motors may not honor the non-solicitation provisions.  The Company feels that if Flash Motors violates the non-solicitation portion, full amounts on the note may not be owed.

As of September 28, 2008 and September 30, 2007, the long-term debt consisted of the following:

	09/28/08	09/30/07
Renewable unsecured subordinated notes	$ 7,504,571	$ 2,792,802
Promissory note - private investor	0	400,000
Promissory notes - Flash Motors	1,400,000	1,400,000
Promissory note - R.W. Sabes Investment, LLC, net of original issue discount of $142,180	0	1,880,259
Promissory note - Valens U.S. SPV I, LLC, net of original discount of $51,815	6,662,700	0
Promissory note - Valens U.S. SPV I, LLC, Original issue discount tern note	16,365	0
Mortgage note payable - Austin Bank	473,041	491,953
Mortgage note payable - Bremer Bank	369,585	378,709
Totals	16,426,262	7,343,723
Less current portion	(5,442,524)	(2,886,265)
Long term portion	$10,983,738	$ 4,457,458

Future maturities on long-term debt are as follows:

Fiscal Year
2009	$5,442,524
2010	666,344
2011	9,078,047
2012	613,524
2013	199,624
Thereafter	426,199
Total	$16,426,262

Future maturities excludes $1,488,635 related to the original issue discount term note due no later than the fiscal year ending 2013.

NOTE 10 - Stockholders’ Equity (Deficit)

As of September 28, 2008 and September 30, 2007, the Company had 20,000,000 shares authorized, 5,000,000 undesignated shares authorized, 2,528,751 and 1,990,957 shares issued, and shares outstanding, respectively.

During the year ended September 28, 2008, the Company issued five-year options to the Board of Directors and certain employees to purchase 147,000 shares at $2.50 per share. A portion of these options were subject to forfeiture under certain performance criteria. These options were valued at between $0.49 and $1.11 using the Black Scholes pricing method.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

Stock Warrants

In connection with a registered offering that was completed in October 2000, the Company issued warrants to purchase common stock. On February 14, 2008, the Company’s Board of Directors extended the expiration date of the outstanding common stock purchase warrants to September 30, 2011. There was not an accounting charge related to the extension of the warrants.

In January and February 2008, the Company issued warrants to three consultants to purchase an aggregate of 115,000 shares of the Company’s common stock. The warrant exercise price is $3.00 per share of common stock. STEN shares were trading within a range of $1.33 to $1.38 at the time of issuance of warrants. The warrants may be exercised by the holder at anytime and up to five years from the date of execution, at which time all of the warrant holders rights shall expire. The warrants have been determined to have a total market value of $54,788 using the Black-Scholes option pricing model with a range of market value per common share of $1.33 to $1.38, a risk free rate of return range of 2.75% to 3.62%, an exercise period of 2.5 years and a volatility of 70%. Since the warrants may be exercised at anytime and there was not a signed consulting agreement noting the term of the services to be provided, the Company expensed the entire $54,788 in the year ended September 28, 2008.

At September 28, 2008, there were 762,089 outstanding common stock purchase warrants to purchase 219,900 shares at $4.50 per share, 359,983 shares at $4.00 per share, 115,000 shares at $3.00, 22,206 shares at $1.00 and 45,000 shares at $0.01. At September 30, 2007, there were outstanding common stock purchase warrants to purchase 219,000 shares at $4.50 and 359,983 shares at $4.00 per share.

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

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

Information regarding stock options is summarized below:

	Number of Options	Weighted Average Exercise Price	Range of Option Exercise Price	Aggregate Intrinsic Value
Options outstanding, October 1, 2006	305,000	6.06	$3.63-9.74	-
Granted	246,500	6.00	6.00	-
Cancelled	(171,000)	6.15	5.50-7.95	-
Exercised	-	-	-	-
Options outstanding, September 30, 2007	380,500	5.98	3.63-9.74	-
Granted	147,000	2.50	2.50	-
Cancelled	(111,200)	5.68	3.63-6.00	-
Exercised	-	-	-	-
Options outstanding, September 28, 2008	416,300	$4.83	$2.50-$9.74	$-
Options exercisable, September 28, 2008	237,100	$5.60	$2.50-$9.74	$-
Options exercisable, September 30, 2007	227,500	$5.97	$3.63-$9.74	$-

The following table summarizes information about stock options outstanding at September 28, 2008.

	Options outstanding			Options exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	remaining	average	Number	average
Exercise prices	outstanding	contractual life	exercise price	Exercisable	Exercise price
$2.50-$4.95	152,000	6.28	$2.58	44,000	$2.78
$5.35-$7.95	254,300	3.33	5.99	183,100	6.06
$9.74	10,000	3.08	9.74	10,000	9.74
$2.50-$9.74	416,300	4.04	$4.83	237,100	$5.60

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

NOTE 11 - Income Taxes

At September 28, 2008, the Company had net operating loss carryforwards for federal tax purposes of approximately $4,600,000 that begin to expire in 2026. The Company has research and development credit carryforwards of approximately $10,000 which, if not used, will begin to expire in 2013. Future changes in the ownership of the Company may place limitations on the use of these carryforwards.  The income tax provision for the year ended September 28, 2008 relates entirely to deferred income taxes.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of September 28, 2008, due to operating losses that were incurred for the fiscal years ended September 28, 2008 and September 30, 2007, management felt it prudent to write-off the previously recorded deferred income tax asset.  This one-time, non-recurring expense is reflected in the accompanying statement of operations as of September 28, 2008.

The change in the valuation allowance was $2,957,000 and $0 for the years ended September 28, 2008 and September 30, 2007, respectively.

The provision for income taxes from continuing operations consisted of the following components for the years ended September 28, 2008 and September 30, 2007.

Current:	09/28/08	09/30/07
Federal	$ 0	$ 40,296
State	0	(5,500)
Deferred	1,242,000	(1,145,000)
	$ 1,242,000	$(1,110,204)

The Company’s total deferred tax liabilities and deferred tax assets consisted of the following at September 28, 2008 and September 30, 2007:

	09/28/08	09/30/07
Total deferred tax assets	$ 3,005,000	$ 1,242,000
Total deferred tax liabilities	(48,000)	0
Less: valuation allowance	(2,957,000)	0
	$ 0	$ 1,242,000

These amounts have been presented in the Company’s financial statements as follows at September 28, 2008 and September 30, 2007:

	09/28/08	09/30/07
Current deferred tax asset	$ 0	$ 687,000
Non-current deferred tax asset	0	555,000
	$ 0	$ 1,242,000

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

The Company’s deferred tax assets and liabilities are as follows at September 28, 2008 and September 30, 2007:

	09/28/08	09/30/07
Deferred tax assets:
Accrued liabilities	$ 35,000	$ 35,000
Reserves on auto financing	1,037,000	187,000
Inventory valuation adjustments	0	346,000
Deferred revenue	30,000	105,000
Net operating loss carryforwards	1,607,000	525,000
Depreciation	261,000	-
Stock related compensation	17,000	-
Other	18,000	13,000
	3,005,000	1,211,000
Deferred tax liabilities:
Prepaid Expenses	(48,000)	-
Depreciation	-	31,000
	(48,000)	31,000

Net deferred tax asset before allowance	$2,957,000	$1,242,000

Valuation Allowance	(2,957,000)	-

Net Deferred Tax Asset	$ 0	$1,242,000

Reconciliation between the statutory rate and the effective tax rate for continuing operations for the years ended September 28, 2008 and September 30, 2007 is as follows:

	09/28/08	09/30/07
Federal statutory tax rate	34.0%	(34.0%)
State taxes, net of federal benefit	1.5%	(1.6%)
Stock based compensation	-	(4.9%)
Change in valuation allowance	(14.8%)	-
Other	(1.1%)	2.1%
Effective tax rate	19.6%	(38.4%)

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

We file a consolidated U.S. federal tax return. The Internal Revenue has completed a review of our tax returns through the fiscal year ended September 30, 2005 and, as a result of the examination, no changes were proposed. In addition, as a result of the adoption of FASB Interpretation 48 (FIN48), effective October 1, 2007, we applied the requirements of FIN 48 to all tax positions for which the statute of limitations remained open. The Financial Accounting Standards Board published FIN 48 “Accounting for Uncertainty in Income taxes” to address the non-comparability in reporting tax assets and liabilities resulting from lack of specific guidance in FASB Statement of Financial Accounting Standards No. 109 (SFAS109), “Accounting for Income Taxes” on consistent recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosures and transition. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income taxes, such amounts would be accrued and classified as a component of income tax expenses on the Consolidated Statement of Operations.

We have completed our evaluation of the effects of FIN 48 and have concluded that the adoption of FIN 48 did not impact the consolidated financial statements for the year ended September 28, 2008. Our federal and state tax returns are potentially open to examinations for fiscal years 2006, 2007, and 2008.

NOTE 12 - Retirement Savings Plan

The Company has a pre-tax salary reduction/profit-sharing plan under the provisions of Section 401(k) of the Internal Revenue Code. The Plan covers substantially all full-time employees who have reached the age of 18 and have been employed by the Company for one year or worked 1,000 or more hours during the year. The Company will match 50% of the first 3% of employee contributions. Company contributions to the 401(k) plan, which are made at the discretion of management, for the years ended September 28, 2008 and September 30, 2007 were $14,018 and $10,685, respectively.

NOTE 13 - Commitments and Contingencies

Operating Leases

In fiscal 2008 the Company, through STEN Financial and its wholly-owned subsidiaries STEN Credit Corporation and EasyDrive Cars and Credit Corporation, entered into a number of leases for certain real-property located in Arizona. The following is a list of locations, monthly rents, rent expense paid and expiration date of the leases at September 30, 2007:

Location	Monthly rents	Rent expense for 2008	Expiring Date

Arizona-7607 E McDowell	3,822	46,227	12/31/2009
Arizona-4888 E 22nd Street	7,514	23,400	3/31/2011
Arizona-3148 Bell Road	7,215	87,735	8/31/2008
Arizona-13812 W Glendale	1,800	1,800	4/30/2028
Total rents paid		$ 159,162

In October 2005, the Company leased office space in Minnetonka, Minnesota. Base rent is $ 3,000 per month.  The term of the lease expires on March 31, 2009. The Company paid rents of $39,439 for the year ended September 28, 2008 and $38,968 for the year ended September 30, 2007.

STEN CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 28, 2008 and September 30, 2007

Future minimum rental payments are as follows:

Fiscal Year
2009	$ 263,497
2010	211,974
2011	157,624
2012	111,340
2013	105,765
Thereafter	343,200
Total	$ 1,193,400

Stock Repurchase Program

On November 8, 2004, our Board of Directors authorized a repurchase program in the amount of 175,000 shares replacing a repurchase program originally adopted in September 2001. As of September 28, 2008 and September 30, 2007, the Company has purchased 0 and 37,810 common shares for a cost of $0 and $167,427, respectively.

NOTE 14 - Concentrations

During the year ended September 28, 2008, the Company had one customer, in its Contract Manufacturing business representing 8% of the total Company sales and constituting 65% of the accounts receivable balance. During the years ended September 28, 2008 and September 30, 2007, the Company had one vendor in our representing 13% and 12% of purchases constituting 18% and 20% of the accounts payable balance, respectively. During the year ended September 30, 2007, the Company had one customer representing 29% of sales constituting 70% of the accounts receivable balance.

NOTE 15 – Supplemental Cash Flow Information

	09/28/2008	09/30/2007

Supplemental cash flow information:
Cash paid for interest	$ 2,182,796	$ 554,726
Cash received for income taxes	0	143,172

Non-cash investing and financing activities:
Purchase of certain assets and assumed liabilities with
Auto Finance Business:
Loans receivable	0	510,481
Property and equipment	0	100,000
Dealer reserves payable	0	147,494
Issuance of common stock and stock warrants related to the issue of long-term debt	302,635	175,000
Acquisition of customer list and non-solicitation agreement through promissory note	0	1,400,000
Sale of cash advance business for notes receivable	264,038	0

NOTE 16- Subsequent Events

.

Renewable unsecured subordinated notes

The Company is the obligor on renewable unsecured subordinated notes (“Notes”) with various maturity dates.  The Notes are subject to an Indenture dated April 15, 2007 with Wells Fargo Bank National Association, as trustee.  Upon maturity, the notes will be automatically renewed for the same term as the maturing note at an interest rate that the Company is offering at that time to other investors with similar aggregate note portfolios for Notes of the same term, unless the Company or the holder elects not to have the note renewed.  As of December 31, 2008 there were $7,221,956 in principal amounts of notes outstanding.

As result of the current crisis in the credit markets and the Company’s conclusion to evaluate the possible effects of significant note non-renewals, the Company concluded not to tender the required payment on the maturity date for a note of $100,000 in principal amount due to one holder electing not to renew such holder’s note.  The note had a maturity date of October 16, 2008. For similar reasons the Company also did not repay when due $150,000 in principal amount of a Note to another holder who also elected not to renew such holder’s note.  The note had a maturity date of October 28, 2008.  Under the Indenture, it is an event of default if the Company fails to pay the principal amount of any Note when the same becomes due and payable, and such failure continues for a period of 10 days.  Therefore, as of October 26, 2008 and October 28, 2008, there existed two events of default with respect to the notes.  Under the Indenture, if a payment event of default occurs and is continuing, the trustee by notice to the Company, or the holders of at least a majority in principal amount of the then outstanding Securities by written notice to the Company and the trustee, may declare the unpaid principal of and any accrued interest on all the notes to be due and payable.

On October 30, 2008, the Company repaid in full the $100,000 in principal amount of the past-due Note using, in part, funds drawn from Valens.  The Company believes it has an agreement in principle with the Valens to amend the Security Agreement to permit additional assets relating to its Stencor, Inc. manufacturing subsidiary to be included in the borrowing base under the Security Agreement, supplementing the Company’s liquidity by permitting additional borrowing under the Security Agreement.  On November 7, 2008, the Company repaid the $150,000 in principal amount of the other past-due Note following the execution of an amendment to the Security Agreement.  The Lender waived the event of default under the Security Agreement triggered by the event of default with respect to the notes. Following the occurrence of an event of default under the Security Agreement, the agent for the Lender shall have the right to demand repayment in full of all obligations under the Security Agreement, whether or not otherwise due. Currently, the Company has not received a demand for payment of the obligations under the Security Agreement. STEN Corporation (the “Company”) is the obligor on renewable unsecured subordinated notes (the “subordinated notes”) with various maturity dates.  The subordinated notes are subject to an Indenture dated April 15, 2007 with Wells Fargo Bank National Association, as trustee (the “Indenture”).  Under the terms of the subordinated notes upon maturity, each subordinated note is automatically renewed for the same term as the maturing subordinated note at an interest rate that the offered at that time to other investors with the same term, unless the Company, or the holder, elects not to renew the subordinated note and therefore requests a redemption.  As of December 31, 2008, approximately $7,221,956 in principal amount of subordinated notes were outstanding.

Effective December 29, 2008 the Company suspended the subordinated note offering and the Company will not offer or sell additional subordinated notes. The Company continually evaluates the possible effects of non-renewals of subordinated notes on its liquidity, particularly as compared to cash flow from operations and amounts available for borrowing under the Security Agreement.   As a result of the continuing crisis in the credits markets and the resulting historic low levels in investor confidence, the net inflow of additional capital from the subordinated note offering has been significantly lower than the Company anticipated.  The current economic recession and a seasonally slowing of collections in the Company’s finance business has also resulted in a lower than anticipated amount of funds available to the Company under the Security Agreement to fund the Company’s business and to fund the outflow of funds associated with non-renewal of the subordinated notes.

To preserve its liquidity, the Company concluded not to tender the required payment on the maturity date for a subordinated note of $50,000 in principal amount as requested by the holder on December 17, 2008.  Under the Indenture, it is an event of default if the Company fails to pay the principal amount of any subordinated note when it becomes due and payable, and such failure continues for a period of 10 days.  Therefore, as of December 28, 2008, an event of default had occurred under the Indenture with respect to the subordinated note due on December 17, 2008.If a payment event of default occurs and is continuing, the trustee by notice to the Company, or the holders of at least a majority in principal amount of the then outstanding Securities by written notice to the Company and the trustee, may declare the unpaid principal of and any accrued interest on all the notes to be due and payable. As of the date of this filing, the Company has not received a notice of acceleration relating to the notes.

The payment default on the notes results in an event of default under the Security Agreement. As of December 31, 2008, there is approximately $7,624,000 in indebtedness outstanding under the Security Agreement. Following the occurrence of an event of default under the Security Agreement, the agent for the Lender has the right to demand repayment in full of all obligations under the Security Agreement, whether or not otherwise due.  As of the date of filing of this Form 8-K, the Company has not received a demand for payment of the obligations under the Security Agreement. As described above, on December 31, 2008, the Company entered into an amendment to the Security Agreement resulting in approximately $242,000 in additional current borrowing availability.  The Company intends to use these additional funds for its operations.

From December 17, 2008 to December 31, 2008, the Company has received requests for repayment of approximately $261,628 in additional subordinated notes.  The Company does not expect to generate sufficient liquidity from its operations to fund non-renewals of subordinated notes and does not expect the Lender to make funds available to fund repayment of the subordinated notes.  Therefore, the Company anticipates that the defaults in repayments of subordinated notes will continue and additional events of defaults will result as additional subordinated notes come due and are not repaid.

The Company is developing a plan to address its capital and liquidity issues.  The Company currently anticipates that it will propose amendments to the Indenture and, provided the amendments are approved as required under the Indenture, the amendments to the Indenture will cure the defaults in amounts due for repayment of subordinated notes.   The Company also expects that in connection with the amendments to the Indenture, the Lender will waive the events of default under the Security Agreement triggered by the event of default with respect to the subordinated notes.  Neither the approval of the Indenture nor any waiver by the Lender can be assured and the Company has no binding agreement with any person with respect to the same. The Company’s business plan currently anticipates that its business will generate sufficient net cash flow to repay the amounts currently owed under the Security Agreement and the currently outstanding principal amount of the subordinated notes

Senior Credit Facility

Effective November 4, 2008, STEN and its subsidiaries entered into an Omnibus Amendment dated October 31, 2008 with Valens relating to the Security Agreement.

Pursuant to the Amendment, the parties amended the certain definitions of to permit certain inventory associated with Stencor, Inc., a wholly-owned subsidiary of STEN, to be included in the calculation of the amount the Companies may borrow under the Security Agreement.  The portion of the outstanding principal amount that relates to the availability provided by the Stencor inventory will bear additional interest at a rate equal to two percent per month.

In exchange for the Amendment, STEN issued the Lender a common stock purchase warrant to purchase 100,000 shares of the Company’s common stock.  The exercise price of the warrant is $0.01 per share and the warrant expires on August 22, 2013.  By the terms of the warrant, the holder may not sell any part of the shares underlying the warrant prior to September 1, 2009 or exercise any portion of the warrant that would result in beneficial ownership by the holder and its affiliates of any amount greater than 9.99% of the then outstanding shares of common stock (whether or not, at the time of such exercise, the holder and its affiliates beneficially own more than 9.99% of the then outstanding shares of common stock). The Companies will also pay certain fees and expenses to the Lender in connection with the Amendment.

STENCOR Inc. Asset Disposal

As required by the Amendment with Valens dated October 31, 2008, Kenneth W. Brimmer, the Company’s Chief Executive Officer and Chairman of the Board of Directors, entered into a letter agreement dated October 31, 2008 with the agent for the Lender.  Under the Letter, Mr. Brimmer agreed to deliver an executed asset purchase agreement to the agent within 30 days of October 31, 2008.  The asset purchase agreement would provide for the purchase by Mr. Brimmer of substantially all of the assets of Stencor for consideration of no less than $1,300,000 (inclusive of the assumption of the current mortgage and the assumption of certain accounts payable) and with other terms and conditions satisfactory to the Lender, including a closing date of no later than 60 days following the execution of the asset purchase agreement.  The Board of Directors of STEN has established a special committee to actively solicit and evaluate alterative proposals for the sale of Stencor’s assets or business on terms superior to those reflected in the Letter, as well as to negotiate any agreement with Mr. Brimmer relating to the Stencor assets.  STEN has no obligation to negotiate exclusively with Mr. Brimmer regarding any transaction involving Stencor.  The special committee is comprised of the independent members of the Board of Directors, Allan D. Anderson, Gervaise Wilhelm and Robert Kuschke.  Based on the value of the net assets being acquired compared to the purchase price, there is an estimated impairment of $650,000 which was expensed in the year ended September 30, 2008.